Form 10-Q
period 1996-06-30
STERILE RECOVERIES INC
filed 1996-08-28
CIK 1014041

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                   FORM 10-Q


(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from              to
                                                -------------   -------------

                       Commission File Number:  000-20997


                            STERILE RECOVERIES, INC.
             (Exact name of Registrant as specified in its Charter)


             FLORIDA                                         59-3252632
   (State of incorporation)                              (I. R. S. Employer
                                                         Identification No.)


                     28100 U.S. HIGHWAY 19 NORTH, SUITE 201
                           CLEARWATER, FLORIDA  34621
                    (Address of Principal Executive Offices)


                                 (813) 726-4421
                        (Registrant's Telephone Number)

         Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes      No  X
            ----    ----
Number of outstanding shares of each class of Registrant's Common Stock as of August 15, 1996:


                   Common Stock, par value $.001 - 5,517,089

                                     INDEX



                                                                                                                     PAGE
                                                                                                                     ----
PART I   -                FINANCIAL INFORMATION

         Item 1  -        Condensed Financial Statements

                          Condensed Statements of Operations for the three and
                          six month periods ended June 30, 1996 and 1995 (unaudited)  . . . . . . . . . . . . . . . .  3

                          Condensed Balance Sheets as of June 30, 1996 (unaudited)
                          and December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

                          Condensed Statements of Cash Flow for the six month
                          periods ended June 30, 1996 and 1995 (unaudited)  . . . . . . . . . . . . . . . . . . . . .  5

                          Notes to Condensed Financial Statements (unaudited) . . . . . . . . . . . . . . . . . . . .  6


         Item 2  -        Management's Discussion and Analysis of Financial
                          Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10


PART II  -                OTHER INFORMATION

         Item 1  -        Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

         Item 2  -        Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

         Item 3  -        Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

         Item 4  -        Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . 13

         Item 5  -        Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

         Item 6  -        Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                         PART I - FINANCIAL INFORMATION


Item 1.  Condensed Financial Statements


                            STERILE RECOVERIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                          June 30,
                                                      1996         1995                1996          1995
                                                 -----------     ----------        -----------     -----------
                                                               (in thousands, except per share data)
Revenues                                         $     7,953     $    6,063        $     15,284    $    11,880
Cost of revenues                                       5,398          4,222              10,422          8,403
                                                 -----------     ----------        -----------     -----------

         Gross profit                                  2,555          1,841               4,862          3,477

Distribution expenses                                    749            691               1,472          1,385
Selling and administrative expenses                    1,200          1,011               2,267          2,025
                                                 -----------     ----------        -----------     -----------

         Income from operations                          606            139              1,123              67

Interest expense                                         345            374                692             753
                                                 -----------     ----------        -----------     -----------

         Net income (loss)                       $       261     $     (235)       $       431     $      (686)
                                                 ===========     ==========        ===========     ===========


Pro forma income tax expense                             -              -                   -               -
                                                 -----------     ----------        -----------     -----------


Pro forma net income (loss)                      $       261     $     (235)       $       431     $      (686)
                                                 ===========     ==========        ===========     ===========


Pro forma net income (loss) per common share     $      0.07     $    (0.07)       $      0.12     $     (0.20)
                                                 ===========     ==========        ===========     ===========


Weighted average common shares outstanding             3,513          3,513              3,513           3,513
                                                 ===========     ==========        ===========     ===========





(See accompanying Notes to Condensed Financial Statements)

                            STERILE RECOVERIES, INC.
                            CONDENSED BALANCE SHEETS


                                                                        June 30,                  December 31,
                                                                         1996                        1995
                                                                     ------------               ------------
                                                                     (unaudited)
                                                 -- ASSETS --

          Cash                                                       $    268,444               $    251,444
          Accounts receivable, net                                      4,302,189                  3,389,243
          Inventories                                                     704,060                    305,450
          Prepaid expenses and other assets                               582,923                    303,309
          Reusable surgical products, net of accumulated
            amortization of $1,829,946 and $l,137,603,
            respectively                                                5,907,085                  4,924,271
          Property, plant and equipment, net                            4,530,043                  4,318,840
          Goodwill, net                                                   564,498                     -
                                                                     ------------               ------------

               Total assets                                          $ 16,859,242               $ 13,492,557
                                                                     ============               ============


                                  -- LIABILITIES AND SHAREHOLDERS' EQUITY --

 LIABILITIES:
          Notes payable - working capital loan facility              $  2,503,693               $  1,810,119
          Notes payable - related parties                               1,109,000                     -
          Accounts payable                                              1,762,282                  1,166,657
          Employee related accrued expenses                               701,155                    652,990
          Other accrued expenses                                          830,590                    568,084
          Acquisition debt                                              8,480,832                  9,080,832
                                                                     ------------               ------------

               Total liabilities                                       15,387,552                 13,278,682
                                                                     ------------               ------------

 SHAREHOLDERS' EQUITY:
          Preferred Stock - $.001 par value;
            authorized, 5,000,000 shares;
            issued, none                                                     -                          -
          Common Stock - $.001 par value;
            authorized, 30,000,000 shares;
            issued and outstanding, 3,367,089 and
            3,225,807 shares, respectively                                  3,367                      3,226
          Additional paid-in capital                                    2,835,133                  2,008,774
          Accumulated deficit                                          (1,366,810)                (1,798,125)
                                                                     ------------               ------------

               Total shareholders' equity                               1,471,690                    213,875
                                                                     ------------               ------------

                  Total liabilities and shareholders' equity         $ 16,859,242               $ 13,492,557
                                                                     ============               ============





(See accompanying Notes to Condensed Financial Statements)
                                                              Page 4 of 14

                            STERILE RECOVERIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOW
                                  (unaudited)


                                                                                      Six Months Ended June 30,
                                                                                    ----------------------------
                                                                                       1996               1995
                                                                                   ------------       -----------
 Increase (decrease) in cash
 Cash flows from operating activities
   Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .         $     431,315       $  (686,063)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
     Depreciation and intangible amortization  . . . . . . . . . . . . . .               236,854           206,166
     Amortization of reusable surgical products  . . . . . . . . . . . . .               529,009           375,039
     Provision for reusable surgical products shrinkage  . . . . . . . . .               163,333               -
     Change in assets and liabilities:
       Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . .              (849,144)          369,541
       Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (192,366)          (82,260)
       Prepaid expenses and Other  . . . . . . . . . . . . . . . . . . . .              (147,128)          (41,540)
       Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .               474,125          (260,009)
       Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . .               132,587           234,679
                                                                                    ------------      ------------
         Net cash provided by operating activities . . . . . . . . . . . .               778,585           115,553
                                                                                    ------------      ------------


 Cash flows from investing activities
   Purchases of property, plant and equipment  . . . . . . . . . . . . . .              (427,612)          (94,200)
   Purchases of reusable surgical products . . . . . . . . . . . . . . . .            (1,675,156)          (76,523)
   Net of cash acquired for acquisition  . . . . . . . . . . . . . . . . .                 5,634              -
                                                                                    ------------      ------------
       Net cash used in investing activities . . . . . . . . . . . . . . .            (2,097,134)         (170,723)
                                                                                    ------------      ------------


 Cash flows from financing activities
   Proceeds from convertible demand notes  . . . . . . . . . . . . . . . .             1,000,000              -
   Payments on acquisition debt  . . . . . . . . . . . . . . . . . . . . .              (658,025)         (200,000)
   Net proceeds from working capital loan  . . . . . . . . . . . . . . . .               693,574           261,198
   Proceeds from issuance of Common Stock  . . . . . . . . . . . . . . . .               300,000               -
                                                                                    ------------      ------------
       Net cash provided by financing activities . . . . . . . . . . . . .             1,335,549            61,198
                                                                                    ------------      ------------

 Increase in cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                17,000             6,028
 Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . . .               251,444           287,881
                                                                                    ------------      ------------
 Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . . . .          $    268,444     $     293,909
                                                                                    ============     =============

 Supplemental cash flow information
   Cash paid for interest  . . . . . . . . . . . . . . . . . . . . . . . .          $    678,760     $     760,342
                                                                                    ============     =============

 Supplemental schedule of non-cash investing:
   Purchase of Surgipro (1996)
     Fair value of assets acquired . . . . . . . . . . . . . . . . . . . .          $    952,000     $       -
     Cash received . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 6,000             -
     Common Stock issued . . . . . . . . . . . . . . . . . . . . . . . . .              (526,000)            -
                                                                                    ------------      ------------


     Liabilities incurred or assumed . . . . . . . . . . . . . . . . . . .          $    432,000     $       -
                                                                                    ============     =============





(See accompanying Notes to Condensed Financial Statements)
                                                             Page 5 of 14

                            STERILE RECOVERIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a) Basis of Presentation. The accompanying unaudited condensed financial statements of Sterile Recoveries, Inc. (the "Company") have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting principles for interim financial statements and include those accounting policies disclosed in Note 1 to the Notes to Financial Statements included in the Company's Registration Statement on Form S-1, as amended (the "Registration Statement"), filed with the Securities and Exchange Commission in connection with the Company's initial public offering (the "Offering"). In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 1996. The unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Registration Statement.

         (b)     Pro Forma Income Taxes.   On completion of the Offering on
                 July 24, 1996, the Company terminated its S Corporation election and became subject to corporate income taxes from that date forward. The statements of operations for all periods presented reflect the pro forma effect on income taxes (benefits) as if the Company's earnings (losses) had been subject to federal and state income taxes as a C Corporation. The Company's losses incurred while it was an S Corporation will not be available to the Company on its conversion to C Corporation status.

                 Based on the criteria established by SFAS No. 109, "Accounting for Income Taxes", the Company anticipates recording a deferred tax asset of approximately $225,000 during the third quarter of 1996, primarily as a result of recognition of reserves for insurance, vacation and inventory shrinkage to account for the difference between book and tax basis.

         (c) Pro Forma Net Income (Loss) Per Common Share. Pro forma net income (loss) per common share is computed by dividing pro forma net income (loss) by the weighted average number of shares of Common Stock outstanding. Pro forma net income
                 (loss) includes a pro forma provision for income taxes assuming the Company had been subject to income taxes during the period it was an S Corporation for income tax purposes. All Common Stock and options issued within one year prior to the Offering are deemed outstanding for all periods.


                                                                   Three Months and
                                                              Six Months Ended June 30,
                                                                1996             1995
                                                             ----------       ----------
Actual weighted average shares outstanding  . . . . . . .     3,311,448         3,000,000
Additional shares . . . . . . . . . . . . . . . . . . . .       201,367           512,815
                                                              ---------         ---------
Weighted average shares used in income per
  share calculation . . . . . . . . . . . . . . . . . . .     3,512,815         3,512,815
                                                              =========         =========

STERILE RECOVERIES, INC.
Notes to Condensed Financial Statements (Cont'd.)


2.       INDEBTEDNESS

         Acquisition debt consisted of the following as of the following dates:

                                                                                          JUNE 30,        DECEMBER 31,
                                                                                            1996            1995
                                                                                        ------------     ----------
                  Purchase money note - AMSCO Sterile Recoveries,
                  Inc., monthly principal payments of $100,000
                  through July 1997 with a balloon payment due
                  August 1997; interest at a bank's prime rate
                  (8.75% and 7.25% at December 31, 1995 and
                  June 30, 1996, respectively) plus 1.5%;
                  collateralized by all Company assets, excluding
                  accounts receivable and real and personal
                  property at the Houston, Texas facility . . . . . . . . . . . . .     $8,480,832        $9,080,832
                                                                                        ==========        ==========


         The Purchase Money Security Agreement with AMSCO Sterile Recoveries, Inc. ("AMSCO Sterile") contains various financial related covenants, including, among other things, limiting in 1996 the Company's total allowed capital expenditures and general indebtedness to approximately $4,400,000 and $18,600,000, respectively. In addition, certain limitations exist as to the permitted amount of Common Stock dividends and distributions. Subsequent to June 30, 1996, the entire debt to AMSCO Sterile was paid from proceeds of the Offering.

         In March 1996, the Company borrowed $1,000,000 from a director for working capital pursuant to a secured Convertible Demand Promissory Note (the "Convertible Note") that is not redeemable before March 1, 1997. The Convertible Note bears interest at an annual rate of 8.5%, and the entire principal amount of the Convertible Note is payable on demand on or after March 1, 1997. At any time before that date, up to $750,000 of the principal amount of the Convertible Note is convertible into Common Stock at $5.85 per share. The Convertible
         Note is secured by a first lien on the Company's Houston facility and the equipment located there.

         The Company has a commitment from First Union National Bank of Florida for a $15.0 million unsecured revolving credit facility that will expire in July 1999. The facility imposes certain financial covenants. Beginning January 1, 1997, total outstanding borrowings under the facility are limited to three times the Company's earnings before interest, taxes, depreciation, and amortization (EBITDA) for the previous four quarters (declining to two and one-half times by the third year). The facility also imposes a covenant concerning the maintenance at the 1996 year end of minimum tangible net worth of at least $1.3 million plus the amount of the net proceeds of the Offering. The minimum net worth amount increases by $1.5 million in 1997 and $3.0 million in 1998. Pursuant to the terms of the credit facility, the Company may elect to convert up to $5.0 million of the available facility into term loans for capital expenditures that are ratably payable over five years. All borrowings accrue interest at the London Interbank Offering Rate (LIBOR) plus 200 basis points (7.5% as of August 16, 1996). The facility restricts the declaration of dividends and prohibits the Company from encumbering its assets.

STERILE RECOVERIES, INC.
Notes to Condensed Financial Statements (Cont'd.)


3.       ACQUISITION TRANSACTIONS

         In February 1996, the Company purchased the operations of Surgipro. The Company paid consideration of approximately $600,000, consisting of 90,000 shares of the Company's Common Stock valued at $526,500 and a note payable of approximately $109,000 due on the completion of the Offering, for approximately $500,000 of assets and the assumption of approximately $400,000 of liabilities. This acquisition was accounted for as a purchase transaction and, accordingly, the purchase price was allocated to the assets and liabilities based upon their estimated fair values at the time of the acquisition, with the excess of approximately $540,000 being allocated to goodwill.


         The following unaudited pro forma financial information assumes that the acquisition of Surgipro had occurred at the beginning of the respective periods after giving effect to certain pro forma adjustments including, among others, adjustments to reflect amortization of goodwill. The pro forma information is presented for informational purposes only and may not be indicative of actual results had the purchase occurred at the beginning of the respective periods.


                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                    JUNE 30,                     JUNE 30,
                                                                      1995                  1996          1995
                                                               --------------------     ------------- --------------


             Revenues  . . . . . . . . . . . . . . . . .          $6,332,379            $15,397,724     $12,394,808
             Net income (loss) . . . . . . . . . . . . .          $ (225,172)           $   383,333     $  (675,944)
             Net income (loss) per common share  . . . .          $     (.06)           $       .11     $      (.19)



4.       SUBSEQUENT EVENTS

         On July 24, 1996, the Company completed the Offering of 2,000,000 shares of its Common Stock priced at $9.50 per share. The net proceeds of the Offering, after deducting commissions of $1,330,000 and approximately $1,050,000 in expenses, were $16,620,000. In addition, the underwriters on August 9, 1996 exercised their overallotment option to purchase 150,000 additional shares of the Company's Common Stock. Proceeds to the Company of the underwriters' purchase of shares pursuant to their exercise of the overallotment option were $1,325,250 after commissions. The Company used approximately $11,000,000 of the proceeds to retire debt, including $8,380,832 of debt owed to AMSCO Sterile and $2,139,759 of debt owed to a lender, Metro Factors, Inc. The supplementary pro forma income per common share for the three months and six months ended June 30, 1996 as if this debt has been retired at the beginning of the respective periods, would be $.12 and $.23 per share, assuming 4,634,522 and 4,659,231 weighted average common shares outstanding, respectively.

STERILE RECOVERIES, INC.
Notes to Condensed Financial Statements (Cont'd.)


         The underwriters also on August 9, 1996, exercised their overallotment option to purchase 150,000 additional shares of Common Stock granted to them by shareholders Richard T. Isel, Wayne R. Peterson and James
         T. Boosales. The Company did not receive any proceeds from these transactions with its shareholders.

         The following table sets forth certain balance sheet accounts of the Company (i) as of June 30, 1996, and (ii) as adjusted to reflect the application of the net proceeds from the issuance and sale by the Company of 2,150,000 shares of Common Stock.


                                                                                         JUNE 30, 1996
                                                                                 ------------------------------
                                                                                    ACTUAL        AS ADJUSTED
                                                                                 -----------       -----------
                                                                                          (IN THOUSANDS)
         Notes payable - working capital loan facility                           $  1,975         $      -
         Notes payable - related parties . . . . . . . . . . . . . . . . .       $  1,109         $  1,109
         Acquisition debt  . . . . . . . . . . . . . . . . . . . . . . . .       $  8,481         $      -
         Shareholders' equity:
         Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . .       $      3         $      5
         Additional paid-in capital  . . . . . . . . . . . . . . . . . . .          2,835           20,778
         Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . .         (1,367)          (1,367)
                                                                                  --------         --------
             Total shareholders' equity  . . . . . . . . . . . . . . . . .       $  1,471         $ 19,416
                                                                                  ========         ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         The Company provides hospitals and surgery centers with a comprehensive surgical procedure-based delivery and retrieval service for reusable gowns, towels, drapes, and basins and provides other disposable products necessary for surgery. At seven regional facilities, the Company collects, sorts, cleans, inspects, packages, sterilizes, and delivers its reusable products on a just-in-time basis. The Company offers an integrated "closed-loop" reprocessing service that uses two of the most technologically advanced reusable textiles: (i) a GORE(R) Surgical Barrier Fabric for gowns and drapes that is breathable yet liquidproof and provides a viral/bacterial barrier and (ii) an advanced microfiber polyester surgical fabric for gowns and drapes that is liquid and bacterial resistant. The Company believes that its reusable surgical products made from these fabrics provide protection and comfort that are superior to disposable alternatives.

         The Company purchased the assets of its business from AMSCO Sterile Recoveries, Inc. an indirect wholly owned subsidiary of AMSCO International, Inc., on July 31, 1994 (the "Acquisition").


RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of revenues represented by certain items reflected in the statements of operations of the Company.

                                                    Three Months Ended                      Six Months Ended
                                                         June 30,                                June 30,
                                                      1996        1995                     1996        1995
                                                  ------------------------             ------------------------
Revenues                                             100.0%       100.0%                  100.0%         100.0%
Cost of revenues                                      67.9         69.6                    68.2           70.7
                                                     -----        -----                   -----          -----
         Gross profit                                 32.1         30.4                    31.8           29.3

Distribution expenses                                  9.4         11.4                     9.6           11.7
Selling and administrative expenses                   15.1         16.7                    14.9           17.1
                                                     -----        -----                   -----          -----

         Income from operations                        7.6          2.3                     7.3            0.5

Interest expense                                       4.3          6.2                     4.5            6.3
                                                     -----        -----                   -----          -----

Net income (loss)                                      3.3%        (3.9)%                   2.8%          (5.8)%
                                                     =====        =====                   =====          =====


         REVENUES. The Company's revenues increased $1.9 million, or 31.2%, to $8.0 million in the second quarter of 1996 from $6.1 million in the second quarter of 1995. Revenues for the first six months of 1996 increased $3.4 million, or 28.7%, to $15.3 million from $11.9 million in the first six months of 1995. The revenue increases in each period were equally attributable to new customers and increased revenues from current customers.

         GROSS PROFIT. Cost of revenues increased $1.2 million or 27.9%, to $5.4 million in the second quarter of 1996 from $4.2 million in the second quarter of 1995. Cost of revenues increased $2.0 million, or 24.0%, to $10.4 million in the first six months of 1996 from $8.4 million in the first six months of 1995. Gross profit increased 1.7% to 32.1% in the second quarter of 1996 from 30.4% in the second quarter of 1995. Gross profit increased 2.5% to 31.8% in the first six months of 1996, compared to 29.3% in the first six months of 1995. The improvement in gross profit is largely attributable to labor efficiencies in the pack room and the economies of scale associated with


GORE(R) is a registered trademark of W.L. Gore & Associates, Inc.

spreading fixed costs over more revenues. These favorable developments were partially offset by increased costs for amortization of reusable surgical products and the Company's relatively lower gross profit on its distribution of a third party vendor's disposable products.

         DISTRIBUTION EXPENSES. Distribution expenses increased $58,000, or 8.4%, to $749,000 in the second quarter of 1996 from $691,000 in the second quarter of 1995. Distribution expenses increased $87,000, or 6.3%, to $1.5 million in the first six months of 1996 from $1.4 million in the first six months of 1995. Distribution expenses decreased by 2.0% of sales to 9.4% in the second quarter of 1996 compared to 11.4% in the second quarter of 1995. For the first six months of 1996, distribution expenses decreased 2.1% to 9.6% compared to 11.7% in the first six months of 1995. The Company incurs distribution expenses both in transporting its reusable surgical products locally and to outlying metropolitan areas. The improvement in distribution expenses as a percentage of revenues resulted primarily from efficiencies derived from delivering more volume over existing routes and the reopening of the Raleigh facility in the second quarter of 1995.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $189,000 or 18.7%, to $1.2 million in the second quarter of 1996 from $1.0 million in the second quarter of 1995. Selling and administrative expenses increased $242,000, or 12.0%, to $2.3 million in the first six months of 1996 from $2.0 million in the first six months of 1995. As a percentage of revenues, selling and administrative expenses decreased 1.6% to 15.1% during the second quarter of 1996 from 16.7% during the second quarter of 1995, and decreased 2.2% to 14.9% during the first six months of 1996 from 17.1% during the first six months of 1995, primarily due to the leveraging of fixed administrative expenses over additional revenues.

         INTEREST EXPENSE.   Interest expense decreased $29,000 or 7.8%, to
$345,000 in the second quarter of 1996 from $374,000 in the second quarter of 1995. Interest expense decreased $61,000, or 8.1%, to $692,000 in the first six months of 1996 from $753,000 in the first six months of 1995. As a percentage of revenues, interest expense decreased by 1.9% to 4.3% during the second quarter of 1996 from 6.2% during the second quarter of 1995, and decreased by 1.8% to 4.5% during the first six months of 1996 from 6.3% during the first six months of 1995. These decreases occurred as the result of a lower variable interest rate on the Company's working capital loan and the note due to AMSCO Sterile, conversion of a $1.0 million convertible note into Common Stock in September 1995, and a reduction in the principal balance of the AMSCO Sterile note.

         NET INCOME. As a result of the foregoing, the Company's net income increased to $261,000 in the second quarter of 1996, from a net loss of $235,000 in the second quarter of 1995. For the first six months of 1996, net income increased to $431,000, from a net loss of $686,000 in the first six months of 1995. As a percentage of revenues, net income in the second quarter of 1996 was 3.3% of revenues compared to a net loss of 3.9% of revenues in the second quarter of 1995, and net income in the first six months of 1996 was 2.8% of revenues compared to a net loss of 5.8% of revenues in the first six months of 1995.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of capital have been cash flows from operations, private sales of debt and equity securities, operating leases for facilities and distribution vehicles, and available borrowings under its working capital loan facility. In July and August 1996, the Company raised $17.9 million through the sale of 2,150,000 shares of its Common Stock in an initial public offering (the "Offering").

         The Company's positive cash flow from operating activities was $778,585 during the first six months of 1996, compared to $115,553 during the first six months of 1995. The increase in cash from operating activities from 1995 to 1996 resulted primarily from increased income before amortization expense and the increased accounts payable balance. This increase was partially offset by cash used for increased accounts receivable. Inventories at June 30, 1996 were $704,060, compared to $305,450 at December 31, 1995. The increase in inventory reflects the introduction of disposable surgical products to supplement the Company's delivery and retrieval service for reusable products. As a result of the acquisition of Surgipro on February 26, 1996, inventories are expected to continue to increase with revenues as the Company fully implements the offering of disposable products.

         The Company used approximately $1.9 million more net cash in investing activities in the first six months of 1996 than in the first six months of 1995. The Company has made capital expenditures in 1996 for equipment of $428,000 and for reusable surgical products of $1.7 million to support sales growth, as compared to $94,000 for equipment and $77,000 for reusable surgical products in the first six months of 1995. These expenditures were funded primarily by cash provided by operations and financing activities. The Company received approximately $2.0 million during the first six months of 1996 from a private sale of Common Stock for $300,000, a $1,000,000 loan from a director pursuant to a secured convertible note, and approximately $700,000 of advances under the Company's working capital loan facility. These funds were used to purchase the additional assets and to repay $600,000 of acquisition debt owed to AMSCO Sterile.

         During 1996, the Company has substantially increased its expenditures for reusable surgical products, primarily to support anticipated increases in business. The Company's business is capital intensive and will require substantial capital expenditures for additional surgical product and equipment during the next several years to achieve its operating and expansion plans. To adequately service a new customer, the Company estimates that it makes an investment in new reusable surgical products and carts equal to approximately 50% of the projected first year revenue from the customer. Until the beginning of 1996, the Company minimized its new purchases of reusable surgical products by using excess stocks of reusable surgical fabrics and products that were included in the Acquisition at a relatively low cost. The Company estimates that its capital expenditures for new carts and reusable surgical products will continue at a relatively increased rate for the next 12 months, although the amount will fluctuate depending on the growth rate of its business.

         The Company amortizes its reusable surgical products on a per use basis, based on estimates of the products' useful lives. The Company's purchase of used reusable surgical products in the Acquisition at approximately 17% of AMSCO Sterile's net book value has resulted in lower amortization expense since the Acquisition. The Company's purchases of new reusable surgical products at current replacement cost will increase future amortization and shrinkage expense for those assets.

         At June 30, 1996, the Company had approximately $12 million of notes payable and acquisition debt outstanding. Approximately $11 million of the net proceeds of the Offering was used to repay most of this outstanding indebtedness. The business of the Company has been financed primarily with interest-bearing borrowings that have negatively impacted its earnings. The Company's interest expense in the first six months of 1996 was $692,000. The use of a portion of the Offering proceeds to retire most of the Company's outstanding indebtedness will, on an annualized basis, eliminate interest expense of approximately $1.3 million and principal payments to AMSCO Sterile of approximately $1.2 million. Subsequent to the Offering, the Company has cash of approximately $7.0 million, which it will invest to create interest income. The excess cash and cash generated from operations will be used to fund purchases of additional stocks of reusable surgical products, primarily to support anticipated growth in revenues, and other capital expenditures as necessary to support additional facility capacity.

         The Company has a commitment from First Union National Bank of Florida for a $15.0 million unsecured revolving credit facility that will expire in July 1999. The facility imposes certain financial covenants. Beginning January 1, 1997, total outstanding borrowings under the facility are limited to three times the Company's earnings before interest, taxes, depreciation, and amortization (EBITDA) for the previous four quarters (declining to two and one-half times by the third year). The facility also imposes a covenant concerning the maintenance at the 1996 year end of minimum tangible net worth of at least $1.3 million plus the amount of the net proceeds of the Offering. The Company currently complies with these covenants. The minimum tangible net worth amount increases by $1.5 million in 1997 and $3.0 million in 1998. Pursuant to the terms of the credit facility, the Company may elect to convert up to $5.0 million of the available facility into term loans for capital expenditures that are ratably payable over five years. All borrowings accrue interest at the London Interbank Offering Rate (LIBOR) plus 200 basis points (7.5% as of August 16, 1996). The facility restricts the declaration of dividends and prohibits the Company from encumbering its assets.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Neither the Company nor any of its property is subject to any litigation or other legal proceeding that is expected to have a material effect on the Company or its business.


Item 2.  Changes in Securities

         None.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K


                              Reports on Form 8-K

         The Company did not file a report on Form 8-K during the six months ended June 30, 1996.


                                    Exhibits

         The following exhibit is filed as part of this report:

         Exhibit 27       Financial Data Schedule (for SEC use only)

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         STERILE RECOVERIES, INC.


Date:  August 28, 1996             By:   /s/ James T. Boosales
                                         --------------------------
                                         James T. Boosales
                                         Executive Vice President and
                                         Chief Financial Officer