Form 10-Q
period 1996-09-30
STERILE RECOVERIES INC
filed 1996-11-14
CIK 1014041

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                   FORM 10-Q


(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1996

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to __________________


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
         Yes  X         No
             ---           ---

 Number of outstanding shares of each class of Registrant's Common Stock as of
                              November 12, 1996:

                   Common Stock, par value $.001 - 5,521,189

                                     INDEX



                                                                                                                     PAGE
                                                                                                                     ----
PART I           -       FINANCIAL INFORMATION

         Item 1  -       Condensed Financial Statements

                         Condensed Statements of Operations for the three and
                         nine month periods ended September 30, 1996 and 1995 (unaudited)  . . . . . . . . . . . . .  3

                         Condensed Balance Sheets as of September 30, 1996 (unaudited)
                         and December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

                         Condensed Statements of Cash Flow for the nine month
                         periods ended September 30, 1996 and 1995 (unaudited) . . . . . . . . . . . . . . . . . . .  5

                         Notes to Condensed Financial Statements (unaudited) . . . . . . . . . . . . . . . . . . . .  6


Item 2           -       Management's Discussion and Analysis of Financial
                         Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10


PART II          -       OTHER INFORMATION

         Item 1  -       Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

         Item 2  -       Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

         Item 3  -       Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

         Item 4  -       Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . 13

         Item 5  -       Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

         Item 6  -       Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13


SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                         PART I - FINANCIAL INFORMATION


Item 1.  Condensed Financial Statements

                            STERILE RECOVERIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                          Three Months Ended               Nine Months Ended
                                                              September 30,                   September 30,
                                                          1996        1995                1996          1995
                                                      ----------    ----------        ------------  ------------
Revenues                                             $     8,230    $    6,527        $  23,513     $     18,407
Cost of revenues                                           5,610         4,464           16,032           12,867
                                                     -----------    ----------        ---------     ------------

     Gross profit                                          2,620         2,063            7,481            5,540

Distribution expenses                                        773           690            2,245            2,075
Selling and administrative expenses                        1,180           962            3,446            2,987
                                                     -----------    ----------        ---------     ------------

     Income from operations                                  667           411            1,790              478

Interest expense, net                                         22           371              714            1,124
                                                     -----------    ----------        ---------     ------------

     Income (loss) before income tax expense                 645            40           1,076              (646)
                                                     -----------    ----------        --------      ------------

Income tax expense (benefit)                                 (14)           -              (14)                -
                                                    ------------   -----------        --------      ------------

     Net income (loss)                               $       659    $       40        $  1,090      $       (646)
                                                     ===========    ==========        ========      ============


Pro forma information

     Historical net income (loss)                    $       645    $       40        $   1,076     $       (646)

     Pro forma income tax expense                             -            -                  -               -
                                                    -------------  -----------        ---------     ------------

     Pro forma net income (loss)                     $       645    $       40        $   1,076     $       (646)
                                                     ===========    ==========        =========     ============

     Pro forma net income (loss) per common share    $      0.12    $     0.01        $    0.26     $      (0.18)
                                                     ===========    ==========        =========     ============

     Weighted average common shares outstanding            5,203         3,513            4,076            3,513
                                                     ===========    ==========        =========     ============





           See accompanying Notes to Condensed Financial Statements

                            STERILE RECOVERIES, INC.
                            CONDENSED BALANCE SHEETS


                                                                   September 30,               December 31,
                                                                        1996                      1995
                                                                   ----------------           ---------------
                                                                     (unaudited)
                                       -- ASSETS --

         Cash                                                       $   6,581,367              $    251,444
         Accounts receivable, net                                       4,763,508                 3,389,243
         Inventories                                                      820,103                   305,450
         Prepaid expenses and other assets                                510,411                   303,309
         Reusable surgical products, net of accumulated
           amortization of $2,154,889 and $l,137,603,
           respectively                                                 6,338,062                 4,924,271
         Property, plant and equipment, net                             4,767,468                 4,318,840
         Goodwill, net                                                    557,311                    -
         Deferred income taxes                                            200,000                    -
                                                                    -------------              ------------

              Total assets                                          $  24,538,230              $ 13,492,557
                                                                    =============              ============


                                  -- LIABILITIES AND SHAREHOLDERS' EQUITY --

 LIABILITIES:
          Notes payable - working capital loan facility             $       -                  $  1,810,119
          Notes payable - related parties                               1,000,000                    -
          Accounts payable                                              1,477,767                 1,166,657
          Employee related accrued expenses                               792,037                   652,990
          Other accrued expenses                                        1,177,500                   568,084
          Acquisition debt                                                   -                    9,080,832
                                                                    -------------              ------------

               Total liabilities                                        4,447,304                13,278,682
                                                                    -------------              ------------

 SHAREHOLDERS' EQUITY:
          Preferred Stock - $.001 par value;
            authorized, 5,000,000 shares;
            issued, none                                                      -                        -
          Common Stock - $.001 par value;
            authorized, 30,000,000 shares;
            issued and outstanding, 5,517,689 and
            3,225,807 shares, respectively                                  5,518                     3,226
          Additional paid-in capital                                   19,453,252                 2,008,774
          Accumulated earnings                                            632,156                (1,798,125)
                                                                    -------------               -----------

               Total shareholders' equity                              20,090,926                   213,875
                                                                    -------------               -----------

                  Total liabilities and shareholders' equity        $  24,538,230               $13,492,557
                                                                    =============               ===========





           See accompanying Notes to Condensed Financial Statements

                            STERILE RECOVERIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOW
                                  (unaudited)


                                                                                    Nine Months Ended September 30,
                                                                                    --------------------------------
                                                                                      1996                    1995
                                                                                  ------------            -----------
 Increase (decrease) in cash
 Cash flows from operating activities
   Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 1,090,193           $  (645,681)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
     Depreciation and intangible amortization  . . . . . . . . . . . . .               361,867               316,800
     Amortization of reusable surgical products  . . . . . . . . . . . .               862,537               536,704
     Provision for reusable surgical products shrinkage  . . . . . . . .               289,691                   -
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .              (200,000)                  -
     Change in assets and liabilities:
       Accounts receivable . . . . . . . . . . . . . . . . . . . . . . .            (1,302,616)               97,363
       Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (308,408)             (103,374)
       Prepaid expenses and Other  . . . . . . . . . . . . . . . . . . .               (73,615)              (13,242)
       Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . .               189,611               143,194
       Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . .               339,189               250,858
                                                                                   -----------           -----------
         Net cash flows provided by operating activities . . . . . . . .             1,248,449               582,622
                                                                                   -----------           -----------

 Cash flows used in investing activities
   Purchases of property, plant and equipment  . . . . . . . . . . . . .              (783,869)             (173,880)
   Purchases of reusable surgical products . . . . . . . . . . . . . . .            (2,566,019)             (305,809)
   Payment for acquisition of business, net of cash acquired . . . . . .                 5,633                     -
                                                                                   -----------           -----------
       Net cash used in investing activities . . . . . . . . . . . . . .            (3,344,255)             (479,689)
                                                                                   -----------           -----------

 Cash flows from financing activities
   Proceeds from convertible demand notes  . . . . . . . . . . . . . . .             1,000,000                   -
   Payments on related party debt  . . . . . . . . . . . . . . . . . . .              (167,025)                  -
   Payments on acquisition debt  . . . . . . . . . . . . . . . . . . . .            (9,080,832)             (600,000)
   Payments on (net proceeds from) working capital loan  . . . . . . . .            (1,810,119)              413,059
   Net proceeds from issuance of common stock  . . . . . . . . . . . . .            18,483,705                    -
                                                                                   -----------           -----------
       Net cash provided by (used in) financing activities . . . . . . .             8,425,729              (186,941)
                                                                                   -----------           -----------

 Increase (decrease) in cash . . . . . . . . . . . . . . . . . . . . . .             6,329,923               (84,009)
 Cash and cash equivalents at beginning of period  . . . . . . . . . . .               251,444               287,881
                                                                                   -----------           -----------
 Cash and cash equivalents at end of period  . . . . . . . . . . . . . .           $ 6,581,367           $   203,872
                                                                                   ===========           ===========
 Supplemental cash flow information
   Cash paid for interest  . . . . . . . . . . . . . . . . . . . . . . .           $   876,459           $ 1,037,865
                                                                                   ===========           ===========
 Supplemental schedule of non-cash investing activities:
   Purchase of Surgipro (1996)
     Fair value of assets acquired . . . . . . . . . . . . . . . . . . .           $   952,000           $       -
     Cash received . . . . . . . . . . . . . . . . . . . . . . . . . . .                 6,000                   -
     Common stock issued . . . . . . . . . . . . . . . . . . . . . . . .              (526,000)                  -
                                                                                   -----------           -----------

     Liabilities incurred or assumed . . . . . . . . . . . . . . . . . .           $   432,000           $       -
                                                                                   ===========           ===========




           See accompanying Notes to Condensed Financial Statements

                            STERILE RECOVERIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a) Basis of Presentation. The accompanying unaudited condensed financial statements of Sterile Recoveries, Inc. (the "Company") have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting principles for interim financial statements and include those accounting policies disclosed in Note 1 to the Notes to Financial Statements included in the Company's Registration Statement on Form S-1, as amended (the "Registration Statement"), filed with the Securities and Exchange
                 Commission in connection with the Company's initial public offering (the "Offering"). In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 1996. The unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Registration Statement.

         (b)     Pro Forma Income Taxes.   On completion of the Offering on
                 July 24, 1996, the Company terminated its S Corporation election and became subject to corporate income taxes from that date forward. The statements of operations for all periods presented reflect the pro forma effect on income taxes (benefits) as if the Company's earnings (losses) had been subject to federal and state income taxes as a C Corporation since the inception of the Company (see Note 5).

         (c) Pro Forma Net Income (Loss) Per Common Share. Pro forma net income (loss) per common share is computed by dividing pro forma net income (loss) by the weighted average number of shares of Common Stock outstanding. Pro forma net income
                 (loss) includes a pro forma provision for income taxes assuming the Company had been subject to income taxes during the period it was an S Corporation for income tax purposes. All Common Stock and options issued within one year before the Offering are deemed outstanding for all periods prior to the Offering. Pro forma net income per common share after the offering has been computed using the weighted average of the outstanding Common Stock plus the dilutive Common Stock equivalents (stock options), using the treasury stock method. Primary and fully diluted calculations result in the same net income per common share.


                                      Three Months     Nine Months     Three Months    Nine Months
                                          Ended           Ended           Ended            Ended
                                      September 30,   September 30,   September 30,   September 30,
                                          1996             1996            1995            1995
                                     --------------- --------------- --------------- --------------
     Actual weighted average
       shares outstanding  . . . .     5,057,399        3,893,432      3,150,538       3,050,179
     Additional shares . . . . . .       145,726          182,820        362,277         462,636
                                       ---------        ---------      ---------       ---------
     Weighted average shares
       used in income per share
       calculation . . . . . . . .     5,203,125        4,076,252      3,512,815       3,512,815
                                       =========        =========      =========       =========

STERILE RECOVERIES, INC.
Notes to Condensed Financial Statements (Cont'd.)


2.       PUBLIC OFFERING

         On July 24, 1996, the Company completed the Offering of 2,000,000 shares of its Common Stock priced at $9.50 per share. The net proceeds of the Offering, after deducting commissions of $1,330,000 and approximately $1,000,000 in expenses, were $16,670,000. In addition, the underwriters on August 9, 1996 exercised their overallotment option to purchase 150,000 additional shares of the Company's Common Stock. Proceeds to the Company of the underwriters' purchase of shares pursuant to their exercise of the overallotment option were $1,325,250 after commissions. The Company used approximately $11,000,000 of the proceeds to retire debt, including $8,380,832 of debt owed to AMSCO Sterile and $2,139,759 of debt owed to a lender, Metro Factors, Inc. The supplementary pro forma income per common share for the three months and nine months ended September 30, 1996, as if this debt has been retired at the beginning of the respective periods, would be $0.14 and $0.39 per share, assuming 5,441,919 and 4,659,231 weighted average common shares outstanding, respectively.

         The underwriters also on August 9, 1996, exercised their overallotment option to purchase 150,000 additional shares of Common Stock granted to them by shareholders Richard T. Isel, Wayne R. Peterson and James
         T. Boosales. The Company did not receive any proceeds from these transactions with its shareholders.


3.       INDEBTEDNESS

         Acquisition debt consisted of the following as of the following dates:

                                                                             SEPTEMBER 30,       DECEMBER 31,
                                                                                 1996               1995
                                                                             --------------      -------------
         Purchase money note - AMSCO Sterile Recoveries,
         Inc., monthly principal payments of $100,000
         through July 1997 with a balloon payment due
         August 1997; interest at a bank's prime rate
         (8.75% and 8.25% at December 31, 1995 and
         September 30, 1996, respectively) plus 1.5%;
         collateralized by all Company assets, excluding
         accounts receivable and real and personal
         property at the Houston, Texas facility  . . . . . . . . . . . .     $     -0-            $ 9,080,832
                                                                              ============         ===========


         The Purchase Money Security Agreement with AMSCO Sterile Recoveries, Inc. ("AMSCO Sterile") contained various financial related covenants, including, among other things, limiting in 1996 the Company's total allowed capital expenditures and general indebtedness to approximately $4,400,000 and $18,600,000, respectively. In addition, certain limitations existed as to the permitted amount of Common Stock dividends and distributions. During the period ending September 30, 1996, the entire debt to AMSCO Sterile was paid from proceeds of the Offering and AMSCO Sterile released its liens on the Company's assets.

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

STERILE RECOVERIES, INC.
Notes to Condensed Financial Statements (Cont'd.)


         The Company has established with First Union National Bank of Florida a $15.0 million unsecured revolving credit facility that will expire in July 1999. The facility imposes certain financial covenants. Beginning January 1, 1997, total outstanding borrowings under the facility are limited to three times the Company's earnings before interest, taxes, depreciation, and amortization (EBITDA) for the previous four quarters (declining to two and one-half times by the third year). The facility also imposes a covenant concerning the maintenance during the 1996 year of minimum tangible net worth of $18,750,000. The minimum net worth requirement increases to $19,245,000 for 1997 and to $20,745,000 for 1998. Thereafter, the
         minimum net worth requirement will be $23,745,000. Pursuant to the terms of the credit facility, the Company may elect to convert up to $5.0 million of the available facility into term loans for capital expenditures that are ratably payable over five years. All borrowings accrue interest at the London Interbank Offering Rate (LIBOR) plus 200 basis points (7.625% as of October 28, 1996). The facility restricts the declaration of dividends and prohibits the Company from encumbering its assets. Currently, there are no borrowings under this credit facility.


4.       ACQUISITION TRANSACTION

         In February 1996, the Company purchased the operations of Surgipro. The Company paid consideration of approximately $600,000, consisting of 90,000 shares of the Company's Common Stock valued at $526,000 and a note payable of approximately $109,000 that was paid on the completion of the Offering, for approximately $500,000 of assets and the assumption of approximately $400,000 of liabilities. This acquisition was accounted for as a purchase transaction and, accordingly, the purchase price was allocated to the assets and liabilities based upon their estimated fair values at the time of the acquisition, with the excess of approximately $540,000 being allocated to goodwill.

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


                                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                                                         1995                 1996           1995
                                                               -----------------------   -------------    --------------
                  Revenues  . . . . . . . . . . . . . . . .         $ 6,826,762          $23,627,193      $19,221,968
                  Net income (loss) . . . . . . . . . . . .         $    49,940          $ 1,042,211      $  (625,942)
                  Net income (loss) per common share  . . .         $       .01          $       .26      $      (.18)


5.       INCOME TAXES

         Pro forma income taxes. For pro forma income tax purposes only, the S Corporation's cumulative net operating losses as of December 31, 1995 of approximately $1.3 million have been treated as C Corporation net operating losses, and accordingly, used to reduce pretax earnings in 1996. For all periods presented, the Company chose to recognize only the tax benefit equivalent to the amount used to eliminate the pro forma income tax expense, and no additional tax benefits (deferred tax assets) for the remaining or unused net operating loss carryforward have been recognized for any of the periods presented, because the Company's operating profit history has been limited. As of September 30, 1996, for pro forma income tax purposes

STERILE RECOVERIES, INC.
Notes to Condensed Financial Statements (Cont'd.)


         only, approximately $200,000 of net operating loss carryforwards exist which will be used to reduce taxable income during the fourth quarter of 1996.

         Reconciliation of the income tax expense (benefit) calculated using the federal statutory income tax rate of 34% to the income tax expense recorded is as follows:


                                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                SEPTEMBER 30,                     SEPTEMBER 30,
                                                             1996         1995               1996             1995
                                                          ----------   ----------         ----------       ----------
                  Federal income taxes (benefit) at
                  statutory rate  . . . . . . . . .       $ 219,000    $  14,000         $ 366,000        $(220,000)



                  State income taxes, net of federal
                  benefit . . . . . . . . . . . . .          29,000        2,000            48,000          (29,000)


                  Net operating losses not currently
                  utilizable  . . . . . . . . . . .               -             -              -            249,000

                  Utilization of net operating loss
                    carryforwards . . . . . . . . .        (248,000)     (16,000)         (414,000)               -
                                                           --------    ---------         ---------        ---------


                       Income tax expense . . . . .       $       -    $       -         $       -        $       -
                                                          =========    =========         =========        =========



         Historical income taxes. In accordance with the provisions of the Internal Revenue Code, upon the conversion to a C Corporation, a portion of the income earned after the conversion will be allocated to the S Corporation. As a result of this allocation, the effective rate for calculating income taxes is lower than the statutory rates. In addition, the accounting rules require the establishment of deferred taxes for all existing temporary differences in the Company's assets' and liabilities' basis for income and financial reporting purposes at the date of conversion to a C Corporation. The Company recorded deferred tax assets of approximately $200,000 at the date of conversion.

         Recorded income tax expense for the three and nine months ended September 30, 1996 is as follows:

                       Income taxes at effective rate  . . . . . . . . . . . . . . . . . .          $ 186,000

                       Income tax benefit from recording deferred tax asset  . . . . . . .           (200,000)
                                                                                                    ---------

                       Income tax expense (benefit)  . . . . . . . . . . . . . . . . . . .          $ (14,000)
                                                                                                    =========

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

         The Company purchased the assets of its business from AMSCO Sterile Recoveries, Inc., an indirect wholly-owned subsidiary of AMSCO International, Inc., on July 31, 1994 (the "Acquisition").

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of revenues represented by certain items reflected in the statements of operations of the Company.

                                                    Three Months Ended                      Nine Months Ended
                                                       September 30,                          September 30,
                                                      1996        1995                     1996        1995
                                                  ----------   -----------             ----------    ----------
Revenues                                             100.0%       100.0%                  100.0%         100.0%
Cost of revenues                                      68.2         68.4                    68.2           69.9
                                                     -----        -----                   -----          -----
         Gross profit
                                                      31.8         31.6                    31.8           30.1

Distribution expenses                                  9.4         10.6                     9.6           11.3
Selling and administrative expenses                   14.3         14.7                    14.6           16.2
                                                     -----        -----                   -----          -----

         Income from operations                        8.1          6.3                     7.6            2.6

Interest expense                                        .3          5.7                     3.0            6.1
                                                     -----        -----                   -----          -----

Net income (loss)                                      7.8%          .6%                    4.6%          (3.5)%
                                                     =====       ======                   =====          =====


         REVENUES. The Company's revenues increased $1.7 million, or 26.1%, to $8.2 million in the third quarter of 1996 from $6.5 million in the third quarter of 1995. Revenues for the first nine months of 1996 increased $5.1 million, or 27.7%, to $23.5 million from $18.4 million in the first nine months of 1995. The revenue increases in each period were equally attributable to new customers and increased revenues from current customers.

         GROSS PROFIT. Cost of revenues increased $1.1 million, or 25.7%, to $5.6 million in the third quarter of 1996 from $4.5 million in the third quarter of 1995. Cost of revenues increased $3.2 million, or 24.6%, to $16.0 million in the first nine months of 1996 from $12.9 million in the first nine months of 1995. Gross profit for the third quarter increased 0.2% to 31.8% from 31.6% in the third quarter of 1995. Gross profit increased 1.7% to 31.8% in the first nine months of 1996, compared to 30.1% in the first nine months of 1995. The improvement in gross profit is largely attributable to labor efficiencies in the pack room and the economies of scale associated with spreading fixed costs over more revenues. These favorable developments were partially offset by increased costs for amortization of reusable surgical products and the Company's relatively lower gross profit on its distribution of a third party vendor's disposable products.

GORE  is a registered trademark of W. L. Gore & Associates, Inc.

         DISTRIBUTION EXPENSES. Distribution expenses increased $83,000, or 12.0%, to $773,000 in the third quarter of 1996 from $690,000 in the third quarter of 1995. Distribution expenses increased $170,000, or 8.2%, to $2.2 million in the first nine months of 1996 from $2.1 million in the first nine months of 1995. Distribution expenses as a percentage of revenues decreased 1.2% to 9.4% in the third quarter of 1996 from 10.6% in the third quarter of 1995. For the first nine months of 1996, distribution expenses decreased 1.7% to 9.6% from 11.3% in the first nine months of 1995. The Company incurs distribution expenses both in transporting its reusable surgical products locally and to outlying metropolitan areas. The improvement in distribution expenses as a percentage of revenues resulted primarily from efficiencies derived from delivering more volume over existing routes.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $218,000, or 22.7%, to $1.2 million in the third quarter of 1996 from $1.0 million in the third quarter of 1995. Selling and administrative expenses increased $459,000, or 15.4%, to $3.5 million in the first nine months of 1996 from $3.0 million in the first nine months of 1995. As a percentage of revenues, selling and administrative expenses decreased 0.4% to 14.3% during the third quarter of 1996 from 14.7% during the third quarter of 1995, and decreased 1.6% to 14.6% during the first nine months of 1996 from 16.2% during the first nine months of 1995, primarily due to the leveraging of fixed administrative expenses over additional revenues.

         INTEREST EXPENSE.   Interest expense decreased $349,000, or 94.1%, to
$22,000 in the third quarter of 1996 from $371,000 in the third quarter of 1995. Interest expense decreased $410,000, or 36.5%, to $714,000 in the first nine months of 1996 from $1.1 million in the first nine months of 1995. As a percentage of revenues, interest expense decreased 5.4% to 0.3% during the third quarter of 1996 from 5.7% during the third quarter of 1995, and decreased 3.1% to 3.0% during the first nine months of 1996 from 6.1% during the first nine months of 1995. These decreases occurred as a result of retiring the AMSCO Sterile note and the working capital loan facility, and the recognition of interest income from the Offering proceeds that remained after payment of debt.

         INCOME BEFORE INCOME TAX EXPENSE. As a result of the foregoing, the Company's income before taxes increased to $645,000 in the third quarter of 1996, from an income before taxes of $40,000 in the third quarter of 1995. For the first nine months of 1996, income before taxes increased to $1.1 million, from a net loss of $646,000 in the first nine months of 1995. As a percentage of revenues, income before taxes in the third quarter of 1996 was 7.8% of revenues compared to an income before taxes of 0.6% of revenues in the third quarter of 1995, and income before taxes in the first nine months of 1996 was 4.6% of revenues compared to a net loss of 3.5% of revenues in the first nine months of 1995.

         INCOME TAX EXPENSE. During the third quarter of 1996, the Company changed from an S Corporation to a C Corporation for federal income tax purposes. This change required the Company to record a deferred tax asset to account for the differences between book and tax basis of assets and liabilities. The result was a tax benefit of approximately $200,000 which offset the income tax expense for the quarter (see Note 5).

         NET INCOME PER SHARE. The Company recorded a pro forma net income per share of $0.12 for the third quarter, which reflects the effect of a $248,000 tax benefit from the utilization of net operating loss carryforwards. Earnings for the third quarter would have been $0.08 per share if fully taxed at an effective rate of 38.5% (see Note 5).

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of capital have been from sales of debt and equity securities, cash flows from operations, operating leases for facilities and distribution vehicles, and available borrowings under its working capital loan facility. In July and August 1996, the Company raised $17.9 million through the sale of 2,150,000 shares of its Common Stock in an initial public offering (the "Offering").

         The Company's positive cash flow from operating activities was $1,248,449 during the first nine months of 1996, compared to $582,622 during the first nine months of 1995. The increase in cash from operating activities from 1995 to 1996 resulted primarily from increased net income before amortization and depreciation expense. This increase was partially offset by cash used for increased accounts receivable. Inventories at September 30, 1996 were $820,103, compared to $305,450 at December 31, 1995. The increase in inventory reflects the introduction and continued growth of disposable surgical products to supplement the Company's delivery and retrieval service for reusable surgical products.

         The Company used approximately $2.9 million more net cash in investing activities in the first nine months of 1996 than in the first nine months of 1995. The Company has made capital expenditures in 1996 for equipment of $784,000 and for reusable surgical products of $2.6 million to support sales growth, as compared to $174,000 for equipment and $306,000 for reusable surgical products in the first nine months of 1995. These expenditures were funded primarily by cash provided by financing and operating activities. The Company received approximately $19.2 million during the first nine months of 1996 from the Offering, a private sale of Common Stock of $300,000, and a $1,000,000 loan from a director pursuant to a secured convertible note. These funds were used to retire debt of approximately $11.0 million and to purchase additional assets.

         During 1996, the Company has substantially increased its expenditures for reusable surgical products, primarily to support anticipated increases in business. The Company's business is capital intensive and will require substantial capital expenditures for additional surgical products and equipment during the next several years to achieve its operating and expansion plans. To adequately service a new customer, the Company estimates that it makes an investment in new reusable surgical products and carts equal to approximately 50% of the projected first year revenue from the customer. Until the beginning of 1996, the Company minimized its new purchases of reusable surgical products by using excess stocks of reusable surgical fabrics and products that were included in the Acquisition at a relatively low cost. The Company estimates that its capital expenditures for new carts and reusable surgical products will continue at a relatively increased rate for the next 12 months, although the amount will fluctuate depending on the growth rate of its business.

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

         The Company used approximately $11 million of the net proceeds of the Offering to retire its working capital loan facility and acquisition debt during the third quarter. Before the Offering, the business of the Company was financed primarily with interest-bearing borrowings that negatively impacted its earnings during those periods. The Company's interest expense in the first nine months of 1996 was $714,000. The use of a portion of the Offering proceeds to retire most of the Company's outstanding indebtedness will, on an annualized basis, eliminate interest expense of approximately $1.3 million and principal payments to AMSCO Sterile of approximately $1.2 million. Subsequent to the Offering, the Company has cash of approximately $6.5 million, which it invests to earn interest income. The excess cash and cash generated from operations will be used to fund purchases of additional stocks of reusable surgical products, primarily to support anticipated growth in revenues, and other capital expenditures as necessary to support additional facility capacity.

         The Company has established with First Union National Bank of Florida a $15.0 million unsecured revolving credit facility that will expire in July 1999. The facility imposes certain financial covenants. Beginning January 1, 1997, total outstanding borrowings under the facility are limited to three times the Company's earnings before interest, taxes, depreciation, and amortization (EBITDA) for the previous four quarters (declining to two and one-half times by the third year). The facility also imposes a covenant concerning the maintenance during 1996 of minimum tangible net worth of at least $18,750,000. The Company currently complies with these covenants. The minimum tangible net worth requirement increases to $19,245,000 for 1997 and $20,745,000 for 1998. Thereafter, the minimum net worth requirement will be $23,745,000. Pursuant to the terms of the credit facility, the Company may elect to convert up to $5.0 million of the available facility into term loans for capital expenditures that are ratably payable over five years. All borrowings accrue interest at the London Interbank Offering Rate (LIBOR) plus 200 basis points (7.625% as of October 28, 1996). The facility restricts the declaration of dividends and prohibits the Company from encumbering its assets.

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

         None.


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K


                              Reports on Form 8-K

         The Company did not file a report on Form 8-K during the three months ended September 30, 1996.


                                    Exhibits

         The following exhibits are filed as part of this report:

         Exhibit No.                               Exhibit Description

         10.32 Loan Agreement dated October 15, 1996, between the Company and First Union National Bank of Florida

         10.33 Revolving Line of Credit Promissory Note dated October 15, 1996, executed by the Company in favor of First Union National Bank of Florida

         10.34 Security Agreement dated October 15, 1996, executed by the Company in favor of First Union National Bank of Florida

         27               Financial Data Schedule (for SEC use only)

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  STERILE RECOVERIES, INC.


Date:  November 12, 1996          By:     /s/ James T. Boosales
                                          ---------------------------------
                                          James T. Boosales
                                          Executive Vice President and
                                          Chief Financial Officer