Form 10-K
period 1996-12-31
STERILE RECOVERIES INC
filed 1997-03-24
CIK 1014041

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                         COMMISSION FILE NO. 000-20997


                            STERILE RECOVERIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           Florida                                      59-3252632
           -------                                      ----------
  (State of Incorporation)                   (IRS Employer Identification No.)


       28100 U.S. HIGHWAY 19 NORTH, SUITE 201, CLEARWATER, FLORIDA 34621
       -----------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (813) 726-4421

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                   COMMON STOCK, PAR VALUE $.001 - 5,521,189

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         YES   X      NO
             -----       -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [    ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 25, 1997, as reported on the Nasdaq National Market, was approximately $64,082,417. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The Registrant had outstanding 5,652,894 shares of Common Stock as of February 25, 1997.

                           __________________________

                      DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders to be held on April 30, 1997 is incorporated by reference in Part III of this report to the extent stated herein.


================================================================================

                            STERILE RECOVERIES, INC.
                                   FORM 10-K
                          YEAR ENDED DECEMBER 31, 1996

         Section                                                                       Page
         -------                                                                       ----
         PART I
                 Item 1:  Business                                                         1
                 Item 2:  Properties                                                       9
                 Item 3:  Legal Proceedings                                               10
                 Item 4:  Submission of Matters to a Vote of Security Holders             10

         PART II
                 Item 5:  Market for the Registrant's Common Equity and Related
                             Shareholder Matters                                          11
                 Item 6:  Selected Financial Data                                         12
                 Item 7:  Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                          14
                 Item 8:  Financial Statements and Supplementary Data                     22
                 Item 9:  Changes In and Disagreements With Accountants On
                             Accounting and Financial Disclosure                          51

         PART III
                 Item 10: Directors and Executive Officers of the Registrant              51
                 Item 11: Executive Compensation                                          51
                 Item 12: Security Ownership of Certain Beneficial Owners
                             and Management                                               51
                 Item 13: Certain Relationships and Related Transactions                  51

         PART IV
                 Item 14: Exhibits, Financial Statement Schedules, and Reports
                             on Form 8-K                                                  51

         SIGNATURES                                                                       55


                                    PART I

ITEM 1.  BUSINESS

         Sterile Recoveries, Inc. ("SRI" or the "Company") provides hospitals and surgery centers with a comprehensive surgical procedure-based daily delivery service. The foundations of this service are SRI's reusable surgical products including gowns, towels, drapes and basins, and its daily delivery and retrieval of these products for each customer. The Company complements its reusable products with cost-effective disposable accessory packs to provide a comprehensive offering for surgical procedures. SRI believes its superior quality reusable products and its service solutions, including direct delivery to its customers' departments, differentiate SRI from its competitors. These solutions enable SRI's customers to outsource to SRI costly and burdensome processes.

         At seven regional facilities, SRI collects, sorts, cleans, inspects, packages, sterilizes, and delivers its reusable products on a just-in-time basis. SRI offers an integrated "closed-loop" reprocessing service which uses two of the most technologically advanced reusable textiles: (i) a GORE(R)* Surgical Barrier Fabric for gowns and drapes that is breathable yet liquidproof and provides a viral/bacterial barrier and (ii) an advanced microfiber polyester surgical fabric for gowns and drapes which is liquid and bacterial resistant.

         The Company currently serves a growing customer base of over 260 hospitals and surgery centers located in 18 states, including Duke University Medical Center (Durham), Henry Ford Hospital (Detroit), Johns Hopkins Medical Center (Baltimore), St. Luke's Episcopal Hospital (Houston), Jackson Memorial Hospital (Miami), IHC Hospitals, Inc. (Salt Lake City), and Hospital of the Good Samaritan (Los Angeles). None of the foregoing customers individually accounts for a material portion of the Company's revenues.

         The Company believes that its reusable surgical product delivery and retrieval service is a superior and competitively priced alternative to disposable surgical products or to operating an in-house reusable program for surgical products. The Company's delivery service offers savings to hospitals by reducing the costs associated with: (i) the disposal of biohazardous wastes,
(ii) carrying an inventory of disposable surgical products, and (iii) in-house processing of reusable surgical products. In addition to these cost savings, the Company's liquidproof and liquid resistant gowns offer surgeons and surgical staff enhanced protection against transmission of blood-borne pathogens, including the HIV and hepatitis viruses. Also, the Company's reusable gowns are made with a breathable surgical fabric which is designed for superior comfort during long procedures.

         Through the Company's acquisition of Surgipro in February 1996, SRI offers its customers disposable accessory packs containing smaller surgical items which are not reusable, such as needles, syringes, and tubing. The Company's Disposable Products Division (formerly Surgipro) enables SRI to complement its reusable surgical product delivery and retrieval service with disposable surgical products that are not available in reusable form. The Company believes the flexibility it offers its customers by combining reusable surgical gowns, towels, drapes, and basins with disposable products have improved the Company's competitive position in the marketplace.

         SRI purchased the assets of its business from Amsco Sterile Recoveries, Inc. ("Amsco Sterile"), an indirect wholly-owned subsidiary of Amsco International, Inc., on July 31, 1994 (the "Acquisition").




*GORE(R) Surgical Barrier Fabric is a registered trademark of W.L. Gore & Associates, Inc.

THE MARKET

         The United States health care system includes approximately 6,500 acute care hospitals, over 2,300 freestanding surgery centers, and a variety of other health care facilities. According to industry sources, approximately 31 million procedures were performed at hospitals and surgery centers in 1996.
The Company believes between $40-$50 of reusable surgical products service revenues can be realized from a typical surgical procedure.

         In the 1980's, hospitals began using custom procedure trays because of their convenience, a trend which continued to grow until recently. A custom procedure tray typically contains, in disposable form, most of the sterile products used in a particular surgical or other medical procedure. According to industry sources, total sales of custom procedure trays in the United States were an estimated $1.5 billion in 1995. However, the Company believes that custom procedure trays have several shortcomings relative to reusable products, including costs associated with excessive product content, storage, handling, and waste disposal, and the working capital requirements required to carry product inventory.

         Most hospitals which converted to custom procedure trays eliminated the in-house personnel and equipment necessary to process reusable surgical products. Furthermore, hospitals possessing in-house facilities are increasingly unwilling to support those personnel and capital requirements. With the growth of managed care, many hospitals and surgery centers are seeking significant cost reduction solutions. The Company believes that a service which provides daily delivery of substantially better quality surgical products without any capital investment by the hospital, thereby reducing employee and space needs, should become an attractive managed care option for hospitals.

         Several developments have created a market opportunity for the kind of cost-competitive, reusable surgical product delivery and retrieval service SRI offers, including:

         Increasing Pressure on Hospitals to Contain Cost and Raise Productivity. With the growth of managed care, economic constraints continue to require hospitals to become more efficient by limiting capital investments, reducing staff and costs. Hospitals are continually seeking to decrease their cost of supplies and the associated cost of waste disposal. SRI offers a cost-competitive service which eliminates the need for in-house inventory or processing facilities or the costs associated with stocking and discarding disposable products.

         Heightened Concern Regarding the Transmission of Infectious Diseases. The health care industry has experienced a substantial increase in the transmission of infectious disease through cross-infections. These concerns have increased the desirability of surgical barrier fabrics that protect surgeons and surgical staff from patient liquids. SRI's liquidproof gown prevents liquid and viral strike-through in critical areas during surgical procedures involving higher risk. The Company's standard gown is specially designed to resist liquid and bacterial strike-through in most other surgical procedures.

         Concern Regarding the Handling and Disposal of Biohazardous Waste.
The disposal of large volumes of infectious and hazardous solid and liquid waste generated by the health care industry has attracted increased public awareness. The increased burdens on hospitals generating biohazardous waste due to restrictions on incineration and access to dump sites give a competitive advantage to reprocessing systems, such as SRI's, which replace disposable surgical products with reusable surgical products. The SRI reprocessing cycle substantially reduces biohazardous waste and its impact on the environment.

         Increased Outsourcing of Hospital Functions That Do Not Involve Patient Care. Hospitals with significant staff, capital and space dedicated to in-house processing of reusable surgical products are increasingly outsourcing this function to more efficient outside providers. This trend is consistent with the overall industry focus on efficiency and improved patient care. SRI's service allows hospitals to outsource to SRI the ownership and reprocessing of surgical products.

STRATEGY

         The Company's objective is to continue its growth and become a leading provider of reusable surgical products and related delivery and retrieval services to hospitals and surgery centers. The Company's principal strategies for achieving this objective are as follows:

         Leverage Infrastructure With Increased Penetration in Existing Markets. The Company believes its existing facilities currently operate at approximately 50% of their aggregate annual revenue capacity, allowing it to add a substantial amount of sales without the need for significant additional capital expenditures for equipment or new facilities. To obtain increased operating leverage and expand profit margins, the Company intends to grow its customer base within its existing markets and focus on expanding its relationships with existing customers by servicing additional surgical procedures.

         Become a Preferred Vendor Through Competitive Pricing and Expanded Service Solutions. As hospitals seek to contain costs and outsource functions that do not involve patient care or revenue producing activities, the Company believes hospitals will seek relationships with vendors who offer a broad range of products or services at competitive prices. The Company intends to establish preferred vendor relationships with its customers by providing high-quality reusable surgical products, related delivery and retrieval services, and disposable accessory packs containing disposable surgical items. Through its disposable products division, SRI has expanded its range of surgical products to include those products typically offered by its competitors through disposable custom procedure trays, while giving its customers the added flexibility of using the Company's reusable surgical products.

         Expand National and Regional Agreements. To date, the Company's service agreements are primarily with individual hospitals. Management believes that there is a trend toward group purchasing among hospitals. To address this consolidation, management intends to offer its reusable products delivery service through agreements with national and regional hospital groups.

         Add Facilities in Selected Markets. SRI currently services customers in 18 states through seven regional facilities. SRI serves several large metropolitan areas through highway transport and satellite (depots) supported by a regional facility. To expand geographically, the Company expects to build additional facilities when needed in markets previously served by highway transport. For example, the Company plans to re-open its Dallas facility in April 1997 to better serve its customers in Northern Texas and Southern Oklahoma who were previously serviced from the Company's facility in Houston, Texas. From each new facility, SRI will be able to serve new metropolitan areas which were previously too far from an existing regional facility. The Company believes this strategy of incremental geographic expansion will allow the Company to operate these new facilities profitably by beginning operations with an existing customer base.

         Decentralize Operations to Facilities. The Company operates each of its facilities on a stand alone basis, with the general manager of each facility accountable to senior management for sales, service, operations, and profitability within the facility's market area. The Company believes individual general managers with operational experience in local markets are best suited to respond to local business opportunities with overall direction and support from the Company's corporate staff. The Company implemented an incentive compensation plan in 1995 which provides compensation awards for the general managers and certain key production, customer service and sales employees based on individual and facility performance, as well as overall Company performance. Each general manager also participates in the Company's stock option plan.

         Utilize Operational Knowledge. The Company's management gained substantial knowledge in operating Amsco Sterile's facilities. Amsco Sterile invested approximately $100 million during the period from 1991 to 1994, allowing management to implement innovative techniques and processes. As a result, when the Company acquired these facilities, management had developed a high degree of expertise in operations and was ready to capitalize upon Amsco Sterile's development efforts. The Company intends to utilize this expertise to provide superior products and services at a competitive cost.

DELIVERY, RETRIEVAL AND REPROCESSING SYSTEM

         SRI's closed-loop reprocessing service picks up soiled reusable surgical products from its customers and sorts, cleans, inspects, packages, sterilizes, and redelivers the products. In one trip, SRI's trucks deliver clean carts of sterilized surgical products to the hospital or surgical center and retrieve carts containing soiled products and return them to its facility for reprocessing. The specially designed aluminum carts hold sterile products, lock to maintain security and sterilization, conveniently roll for delivery within the hospital and convert into hampers to hold soiled products after the procedure. The customer avoids the need to maintain secondary stock locations and the costs of either reprocessing reusable products or stocking and discarding disposable products.

         Upon return to SRI's facility, the contents of the soiled carts are sorted in a decontamination area. Soiled fabric products are routed through an automated washing and drying process that delivers clean, dry, and decontaminated products to a pack room where they are carefully inspected for damage, repaired if necessary, folded and assembled into packs. The pack is steam sterilized, sorted, and redelivered to the customer. SRI separately cleans, dries, and decontaminates its carts, stainless steel basins, and other hard reusable products through special automatic tunnel washers before redelivery. Processing through the facility occurs in three to five days.

         Because the Company's ability to price competitively with disposable products depends on maintaining its sewn goods' useful lives, SRI closely monitors its reprocessing to ensure longevity. SRI uses a bar coding system to track its reusable surgical products' status, history, and number of uses. SRI continues to refine the washing and sterilization processes, building on Amsco Sterile's substantial investments of time and money to initially develop those operations.

         The growth of SRI's business reflects its products' appeal, its service quality, and general customer resistance to change when the SRI system is in place. SRI also believes its direct relationship with hospital staff has been important in attracting and retaining customers. Many of SRI's competitors use a distributor system which introduces an intermediary between the competition and their customers which SRI believes adds costs.

         The Company's sales process for new customers is typically six to twelve months in duration from initial contact to a purchase commitment. The extended sales process is typically due to the complicated approval process within hospitals for purchases from new suppliers, the long duration of existing supply contracts, and implementation delays pending termination of a hospital's previous supply relationships. The Company believes there is a tendency to maintain the status quo in many hospitals and this favors its retention of existing customers.

         SRI bills its customers weekly for the previous week's deliveries on a per-use basis under service contracts or purchase orders. Consistent with industry custom, these contracts generally are cancelable by either party with 90 days' notice, and customers may unilaterally reduce their use of the Company's services under such contracts without penalty. The Company does not have any order backlog because its products are generally delivered daily in response to customer orders.

REUSABLE PRODUCTS

         SRI's principal reusable surgical products are its liquidproof and liquid resistant surgical gowns, towels, drapes, and stainless steel basin sets. SRI offers these products in a variety of packs configured to the hospital's specific needs. Packs are comprised of various combinations of gowns, absorbent towels, liquidproof backtable covers, mayo stand covers, and stainless components.

         The Company's liquidproof gown has GORE(R) Surgical Barrier Fabric in critical areas to provide protection for procedures which present a higher risk of liquid strike-through and provide more comfort. This protection is critical to SRI's customers given current concerns of doctors, staff, and regulatory authorities regarding transmission of blood-borne pathogens, including the HIV and hepatitis viruses. The Company's liquid resistant gown is made of an advanced microfiber polyester fabric designed to resist liquid and bacterial strike-through in most surgical procedures. All of SRI's gowns and drapes offer the wearer both comfort and breathability, combined with a high level of protection from liquid penetration that SRI believes is superior to that offered by disposable products.

         SRI contracts with third-party vendors for the weaving of microfiber fabric and the cutting and sewing of garments, wraps and drapes. The other components of the Company's products are currently available at reasonable costs from a variety of suppliers.

DISPOSABLE PRODUCTS

         To complement its reusable surgical products, the Company offers disposable accessory packs containing smaller surgical products, such as needles, syringes, and tubing. The Company develops these packs with its customers' cooperation to assure a desirable and cost effective product mix. SRI purchases the products from major manufacturers, assembles the products in packs, arranges for ethylene oxide sterilization by a third party, and delivers them to customers on its carts with its reusable products.


EMPLOYEES

         As of December 31, 1996, SRI employed approximately 690 people, consisting of approximately 35 persons in management, administration and finance at its corporate office and approximately 655 people in various positions at the Company's facilities. The Company's employees are not covered by a collective bargaining agreement, and the Company considers its employee relations to be good.

COMPETITION

         SRI competes principally with sellers of both reusable and disposable gowns, drapes, utensils, and other products for surgical procedures. The market is dominated by disposables, especially custom procedure trays. SRI believes it is the leading provider of high quality reusable surgical gowns and drapes. With the acquisition of Surgipro, SRI competes directly with suppliers of disposable custom procedure trays.

         Unlike SRI, many of SRI's competitors can offer full national coverage and have much greater resources than the Company. The Company's principal competitor is the Convertors division of Allegiance Corporation, which has a substantial market share.



*GORE(R) Surgical Barrier Fabric is a registered trademark of W.L. Gore & Associates, Inc.

         The Company competes based primarily on price, service, quality, and its ability to save its customers waste disposal costs. The changing healthcare environment in recent years has led to increasingly intense competition among health care suppliers based on price, service, and product performance. Hospitals are seeking cost reductions in response to pressure from governments, insurance companies, and health maintenance organizations. The Company believes its high degree of expertise in operations significantly assists it in offering a superior product at a competitive cost. In addition, hospitals are increasingly seeking buying leverage by purchasing in integrated networks. SRI believes that competitive pressure in these areas will continue.

REGULATION

         Substantially all of the Company's products and services are subject to extensive government regulation in the United States by federal, state and local governmental agencies, including the Food and Drug Administration (the "FDA"), the Department of Transportation ("DOT"), and the Occupational Safety and Health Administration ("OSHA"). The Company's products are subject to regulation by the FDA as medical devices. The regulated devices include the Company's gowns, towels, drapes, basins, boots, surgical wraps, surgical packs, and delivery blankets. The FDA regulates the development, production, distribution, and promotion of medical devices in the United States. Various states in which the Company's products are being sold or may be sold in the future might impose additional regulatory requirements. Pursuant to the Federal Food Drug and Cosmetics Act (the "FDA Act"), a medical device is subject to general controls regarding FDA inspections of facilities, "Good Manufacturing Practices," labeling, maintenance of records, and filings with the FDA. FDA pre-market approval of these devices is obtained under Section 510(k) of regulations issued under the FDA Act, which provides for FDA approval on an expedited basis for products that can be shown to be substantially equivalent to devices legally marketed before May 1976 (the month and year of enactment of the FDA Act). Products must be produced in registered establishments and be manufactured in accordance with "Good Manufacturing Practices," as defined under the FDA Act. In addition, all medical devices must be periodically listed with the FDA. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. If the Company fails to comply with the applicable provisions of the FDA Act, the FDA can institute proceedings to detain or seize products, enjoin future violations, impose product labeling restrictions or enforce product recalls or withdrawals from the market. The Medical Device Reporting ("MDR") regulation obligates the Company to provide information to the FDA on injuries alleged to have been associated with the use of a product or in connection with certain product failures which could cause serious injury or death. SRI and its hospital customers also must comply with regulations of OSHA, including the blood-borne pathogen rule requiring that "universal precautions" be observed to minimize exposure to blood and other bodily fluids. To comply with these requirements, SRI's employees wear protective gear in handling soiled linens in the facility's decontamination area. Properly used, SRI's products allow its hospital customers to protect their employees in compliance with these regulations. The Company must comply with local regulations governing the discharge of water used in its operations. SRI uses local licensed contractors to dispose of any biohazardous waste generated by the hospital and received by SRI and therefore does not need to obtain permits for biohazardous waste disposal. The Company must comply with DOT and OSHA regulations governing the transportation of hazardous materials. These regulations concern, among other things, labeling, marketing, placarding, using proper containers, and reporting discharges. The Company complies with these regulations by putting soiled products in marked liquidproof bags and locked, marked transfer carts. Sterilization of the Company's disposable accessory packs is provided under contract by a third-party. The use of ethylene oxide by that third-party in the sterilization of the Company's disposable accessory packs is subject to regulation by OSHA and the Environmental Protection Agency. In addition to the foregoing, numerous other federal, state and local regulatory authorities, including those enforcing laws which relate to the environment, fire hazard control, and working conditions, have jurisdiction to take actions which could have a material adverse effect on the Company. SRI makes expenditures from time to time to comply with environmental regulations, but does not expect any material capital expenditures for environmental compliance in the current or next fiscal year.

CERTAIN CONSIDERATIONS

         From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, new products, and similar matters. These statements are based on current expectations and actual results might differ materially. Among the factors which could cause actual results and experience to differ are the following:

         Sales Process and Market Acceptance of Products and Services. The Company's future performance depends on its ability to increase revenues to new and existing customers. The Company's sales process for new customers is typically between six and twelve months in duration from initial contact to purchase commitment. The extended sales process is typically due to the complicated approval process within hospitals for purchases from new suppliers, the long duration of existing supply contracts, and implementation delays pending termination of a hospital's previous supply relationships. The long sales process inhibits the ability of the Company to quickly increase revenues from new and existing customers or enter new markets. SRI's future performance will also depend on market acceptance of its combination of reusable surgical products, disposable accessory packs, and direct delivery and retrieval service. SRI's market is now dominated by disposable products, and the Company's primary strategic emphasis on reusable surgical products and reprocessing services requires its customers to change their customary purchasing patterns. There is no assurance that a significant portion of the market will shift from disposable products to the Company's reusable surgical products and reprocessing services. The Company's inability to gain wider market acceptance of its reusable products and reprocessing services would have a material adverse effect on the Company's operating and expansion plans. See "Business--The Market."

         Need for Capital. The Company's business is capital intensive and will require substantial capital expenditures for additional surgical products and equipment during the next several years to achieve its operating and expansion plans. To adequately service a new customer, SRI makes an investment in new reusable surgical products and carts equal to approximately 50% of the projected first year revenue from the customer. SRI estimates that its capital expenditures for new carts and reusable surgical products will be approximately $475,000 per month in the next twelve months, although the amount will fluctuate depending on the growth rate of SRI's business. The Company also expects to make additional expenditures of approximately $350,000 in each of its four largest facilities to increase the aggregate capacity of those facilities. In the longer term, the Company expects that its needs for capital expenditures will be substantial and will depend on its growth and opportunities. The Company's inability to obtain adequate capital could have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         Dependence on a Significant Customer and Market Consolidation. During 1996, Columbia/HCA Healthcare Corporation ("Columbia") hospitals, with which the Company currently does business, accounted for approximately 15% of SRI's sales. Although each Columbia hospital currently makes its purchasing decisions on an individual basis, and no single hospital accounted for more than 3% of the Company's sales, the Company believes the executive management of Columbia has the ability to influence the selection of particular vendors. The loss of a substantial portion of the Columbia hospitals' business would have a material adverse effect on the Company. Additionally, hospitals are increasingly buying products and services in groups to improve efficiency and lower costs. Although SRI is increasingly targeting these groups for its sales efforts, a change of its customers' purchasing patterns could have a material adverse effect on the Company.

         Dependence on a Key Supplier. A significant percentage of the Company's business is dependent upon its ability to obtain the GORE(R) Surgical Barrier Fabric from W.L. Gore & Associates, Inc. This material is a key component of SRI's liquidproof surgical gowns, which accounted for approximately 13% of its revenues in fiscal year 1996. The Company does not have a long-term commitment from W.L. Gore & Associates, Inc. for the supply of this fabric and is currently unaware of any equivalent substitute for the GORE(R) product. Sustained loss of this supply relationship would have a material adverse effect on the Company. See "Business--Reusable Products."

         Competition. The Company's business is highly competitive. The Company's competitors include a number of distributors and manufacturers, as well as the in-house reprocessing operations of hospitals. Certain of the Company's existing and potential competitors possess substantially greater resources than the Company, and the Company's market is dominated by their disposable products. Some of the Company's competitors, including the Convertors division of Allegiance Corporation, serve as the sole supplier of a wide assortment of products to a significant number of hospitals. The Company does not provide an array of products as complete as those provided by some of its competitors, which in some instances is a competitive disadvantage. There is no assurance that the Company will be able to compete effectively with existing or potential competitors. See "Business--Competition."

         Dependence on Key Executives. The Company is largely dependent upon the management expertise and experience of Richard T. Isel, Wayne R. Peterson, James T. Boosales, and Bertram T. Martin, Jr., its principal officers. Mr. Isel underwent heart bypass surgery in March 1996, and although he has returned to work on a full-time basis, there is no assurance his condition will permit him to provide the same level of service to the Company he provided before his surgery. The loss of the services of one or more of these key employees could have a material adverse effect on the Company.

         Protection of Operating Knowledge. The Company's success will depend in part on its ability to protect the operating knowledge associated with operation of its closed-loop system. The Company relies on a combination of trade secret law, proprietary know-how, non-disclosure and other contractual provisions to protect its knowledge associated with operation of the closed-loop system. The Company does not hold any patents. Failure to adequately protect its operating knowledge could have a material adverse effect on the Company.

         Increasing Replacement and Amortization Costs. SRI acquired its equipment and surgical products at a cost substantially below both their original cost and current replacement cost, which has resulted in lower depreciation, amortization, and shrinkage expense for those assets since the Acquisition, as compared to the expenses incurred by Amsco Sterile. Since the Acquisition, SRI has purchased equipment and surgical products at current replacement cost, resulting in increased depreciation, amortization, and shrinkage expense. SRI amortizes its reusable surgical products on a per use basis. If the products' actual number of uses proves to be shorter than SRI's current estimates, SRI's annual product amortization expense would increase, which would adversely affect its profitability. The amount of shrinkage (loss and scrap of reusable surgical products) experienced by the Company is influenced by a variety of factors including the customers' surgical product rotation and operating room control procedures, the Company's internal tracking of reusable surgical products through bar coding and the Company's increased use of standardized surgical packs (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" and Note B of Notes to Financial Statements).

         Health Care Reform. Numerous proposals have been debated in Congress and in several state legislatures regarding health care legislation intended to control the cost and availability of health care services. It is not possible to determine what health care reform legislation will be adopted by Congress or any state legislature, or if and when any such legislation will be adopted and implemented by regulations. In that event, there can be no assurance the Company will be able to adjust effectively to any regulatory changes made by future health care reform legislation and remain profitable. The Company is unable to predict accurately the nature and effect, if any, that the adoption of health care legislation or regulations or changing interpretations at the federal or state level would have upon the Company. See "Business--The Market."

         Product Liability and Insurance Coverage. The use of the Company's products entails a risk of liability from injuries suffered by patients, hospital staff, and the Company's employees. The Company's products are used in connection with surgery, which exposes all of the above persons to risks of transmission of blood-borne pathogens, including the HIV and hepatitis viruses. Although no claims have been asserted to date, product liability or other claims might be asserted against the Company by persons who allege that the use of the Company's products resulted in injury or other adverse effects, and the claims might involve large amounts of alleged damages and significant defense costs. Although the Company currently maintains product liability and workers compensation insurance, the liability limits or the scope of the Company's insurance policies might be inadequate to protect against potential claims.
In addition, the Company's insurance policies must be renewed annually. The Company has been able to obtain product liability insurance in the past; however this insurance varies in cost, might be difficult to obtain, and might not be available on commercially reasonable terms in the future. A successful claim against the Company in excess of its available insurance coverage could have a material adverse effect on the Company. In addition, the Company's business reputation could be adversely affected by product liability claims, regardless of their merit or eventual outcome.

ITEM 2:  PROPERTIES

         SRI operates seven processing facilities of approximately 23,000 to 32,000 square feet each in Baltimore, Detroit, Houston, Los Angeles, Raleigh, Salt Lake City, and Tampa. Each facility contains a uniform set of computerized and fully automated heavy washers, dryers, and sterilizers to achieve consistent cleaning and sterilization cycles for reusable surgical products. The Company uses standard operating procedures at each facility, and regularly implements at all facilities efficiencies which are developed and tested at one location.

         The Company's properties and the major markets which they serve are summarized below. All the properties are leased, with the exception of the Houston processing facility. SRI believes its existing facilities adequately serve its current requirements.

                                SQUARE FEET
FACILITY AND LOCATION            (APPROX.)         LEASE EXPIRATION(1)                SELECTED MARKETS SERVED
---------------------            ---------         -------------------                -----------------------
Processing facilities:
  Baltimore, Maryland             32,000           February 1, 2003                  Baltimore, Philadelphia,
                                                                                     Pittsburgh, Washington, D.C.
  Detroit, Michigan               23,000           September 30, 2002                Chicago, Detroit, Louisville,
                                                                                     Milwaukee, Toledo
  Houston, Texas                  30,000           Owned                             Dallas, Houston, San Antonio, Oklahoma City,
                                                                                     Austin
  Los Angeles, California         30,000           November 30, 2002                 San Diego, Sacramento, Los Angeles,
                                                                                     San Francisco
  Raleigh, North Carolina         31,500           April 30, 2002                    Richmond, Atlanta, South Carolina, North
                                                                                     Carolina
  Salt Lake City, Utah            24,000           November 30, 2003                 Utah
  Tampa, Florida                  29,000           January 24, 2002                  Tampa, Miami, Orlando, Jacksonville

Depots:
  Chicago, Illinois                3,000           September 30, 1998                         --
  Dallas, Texas (2)               20,000           March 31, 2002                             --
  Louisville, Kentucky             3,000           December 31, 1997                          --
  Miami, Florida                   4,000           January 31, 1998                           --
  San Francisco, California        6,000           May 31, 1997                               --

Warehouse:
  Houston, Texas                   5,000           September 30, 1997                         --

Disposable products facility:
  Orlando, Florida                18,500           February 28, 1999                          --

Corporate office:
  Clearwater, Florida             10,000           October 31, 2001                           --

(1) Excludes renewal options in the leases which range from one to 10 years.

(2) The Dallas facility is fully equipped to operate as a processing facility. After its re-opening in April, 1997, this facility will serve the Dallas and Oklahoma City markets.

ITEM 3:  LEGAL PROCEEDINGS

         Neither the Company nor any of its property is subject to any litigation or other legal proceeding expected to have a material effect on the Company or its business.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1996 covered by this report.

                                    PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS


         The Company's Common Stock trades publicly on The Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "STRC." The table below sets forth the high and low bid quotations for the Company's Common Stock from July 18, 1996 (the date on which trading commenced on the NASDAQ National Market) through December 31, 1996. These bid prices represent prices between dealers without adjustment for retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.



                            COMMON STOCK PRICE RANGE

         1996                                               HIGH                     LOW
         Third Quarter (From July 18, 1996)                 $14.75                   $ 9.50

         Fourth Quarter                                     $15.25                   $13.875


         The Company has never declared or paid cash dividends on its Common Stock. The Company currently expects all of its earnings will be retained for development and expansion, and does not anticipate paying dividends on its Common Stock in the foreseeable future. Additionally, financial covenants in the Company's credit facility prohibit the payment of cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Notes to Financial Statements."

ITEM 6:  SELECTED FINANCIAL DATA


         The following table contains certain selected financial data and is qualified by the more detailed Financial Statements and Notes thereto included elsewhere in this report. The selected financial data for the years ended December 31, 1996 and December 31, 1995 and the five-months ended December 31, 1994, have been derived from the Company's audited financial statements. The selected financial data (statement of income data only) set forth below for the seven months ended July 31, 1994 and the year ended December 31, 1993, have been derived from audited financial statements of Amsco Sterile (the predecessor company). The Balance Sheet data as of July 31, 1994 and December 31, 1993, and the selected financial data for the year ended December 31, 1992 have been derived from the unaudited statements of operations and balance sheets of Amsco Sterile exclusive of notes thereto, which include all adjustments that Amsco Sterile considers necessary for a fair presentation of its results of operation and financial position for the period presented. The following information should be read in conjunction with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.


                                           Sterile Recoveries, Inc.                            Predecessor Company (1)
                                   --------------------------------------------    --------------------------------------------
                                           Years Ended            Five Months      Seven Months           Years Ended
                                   -----------------------------      Ended           Ended         ---------------------------
                                   December 31,     December 31,    December 31,     July 31,       December 31,    December 31,
                                      1996             1995            1994            1994             1993           1992
                                   ------------     ------------   -------------    ----------      ------------    ------------
                                     (In thousands, except per share data)                         (In thousands)
STATEMENT OF OPERATIONS DATA:
     Revenues                       $ 32,168          $25,320        $   9,285       $  12,069        $    7,988      $  1,132
     Cost of revenues                 21,764           17,659            6,550          14,091            15,090           684
                                    --------          -------        ---------       ---------        ----------      --------
          Gross profit (loss)         10,404            7,661            2,735          (2,022)           (7,102)          448

     Distribution expenses             3,000            2,801            1,032           1,309               981            --
     Selling and administrative
        expenses                       4,734            3,975            2,162           7,375            12,132         7,638
     Restructuring expenses               --               --               --              --             1,550            --
                                    --------          -------        ---------       ---------        ----------      --------
        Income (loss) from
           operations                  2,670              885             (459)        (10,706)          (21,765)       (7,190)
        Interest expense                 648            1,489              735           4,791             5,727         1,536
                                    --------          -------        ---------       ---------        ----------      --------
        Income (loss) before
          income taxes                 2,022             (604)          (1,194)        (15,497)          (27,492)       (8,726)
        Income tax expense (2)           190               --               --              --                --            --
                                    --------          -------        ---------       ---------        ----------      --------
          Net income (loss)         $  1,832          $  (604)       $  (1,194)      $ (15,497)       $  (27,492)     $ (8,726)
                                    ========          =======        =========       =========        ==========      ========

UNAUDITED PRO FORMA INFORMATION (2):
     Historical net income (loss)   $  1,832         $   (604)         $(1,194)
     Reduction to historical income
        tax expense                       74               --               --
                                    --------         --------          -------
     Pro forma net income (loss)    $  1,906         $   (604)         $(1,194)
                                    ========         ========          =======
     Pro forma net income (loss) per
        common share, primary (3)   $   0.43         $  (0.17)         $ (0.34)
                                    ========         ========          =======
     Pro forma net income (loss) per
        common share, fully
        dilutive (3)                $   0.42         $  (0.17)         $ (0.34)
                                    ========         ========          =======
     Weighted average common shares
          outstanding, primary         4,473            3,513            3,513
                                    ========         ========          =======
     Weighted average common shares
          outstanding, fully
          dilutive                     4,574            3,513            3,513
                                    ========         ========          =======
BALANCE SHEET DATA:
      Reusable surgical products   $   6,915         $  4,924         $  4,867        $ 32,836        $   31,226      $ 18,344
      Total assets                    25,006           13,493           13,388          67,651            63,871        43,999
      Total indebtedness               1,000           10,891           11,942         115,841            96,088        49,156
      Shareholders' equity
          (deficit)                   20,756              214             (182)        (50,293)          (34,796)       (7,304)





                            STERILE RECOVERIES, INC.

(1) The table covers periods before and after the Company acquired its business from Amsco Sterile on July 31, 1994. A comparison of the Company's operating results for the periods after the Acquisition to the operating results before the Acquisition is not meaningful. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

(2) As an S Corporation for federal income tax purposes, the Company had not been subject to income tax until the date of the Offering at which time the Company became a C Corporation. On a pro forma basis, assuming the Company had been subject to income tax for all periods presented, the Company would not have recognized any corporate income tax expense prior to 1996. See Notes B and L of Notes to Financial Statements.

(3) Supplemental pro forma net income per common share for the years ended December 31, 1996 and 1995, giving effect to the payment of debt from a portion of the proceeds from the Company's initial public offering in July 1996 and the increased number of shares, is $0.47 and $0.17 per common share (assuming 5,103,246 and 4,664,623 weighted average common shares outstanding).

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's Financial Statements and the Notes thereto included elsewhere in this report. This discussion and analysis contains trend analysis and might contain forward-looking statements. These statements are based on current expectations and actual results might differ materially. Among the factors that could cause actual results to vary are those described in this "Overview" section and in "Business--Certain Considerations."

OVERVIEW

         The financial statements in this report and this discussion and analysis cover periods before and after the Company acquired its business from Amsco Sterile on July 31, 1994. The Company's operating results for the periods after the Acquisition are not comparable to the operating results of Amsco Sterile for the periods before the Acquisition for several reasons.
Amsco Sterile incurred a significant amount of debt, costs, and losses in starting up, equipping, and developing the business from its inception in 1991 through the Acquisition. SRI purchased eight of the nine facilities and all of Amsco Sterile's depreciated equipment and surgical products inventory for approximately 17% of Amsco Sterile's net book value. Consequently, SRI has one fewer facility, less debt, and considerably lower depreciation and amortization expense than Amsco Sterile. In addition, the Company has significantly changed the business operations since the Acquisition (see Note D of Notes to Financial Statements).

         The Company completed its initial public offering (the "Offering") of 2,150,000 shares of its Common Stock (including shares sold in the overallotment) in July and August 1996. The net proceeds of the Offering received by the Company after payment of expenses were $17.9 million, of which approximately $11 million was used to retire acquisition debt and working capital facility.

         The Company's revenues are derived from providing hospitals and surgery centers with reusable gowns, towels, drapes, and basins for use in surgical procedures through a daily comprehensive surgical procedure-based delivery and retrieval system, and also from the sale of disposable surgical products that supplement its reusable surgical product service. The Company's revenue growth is primarily affected by the number of customers, the number and type of surgical procedures it services for each customer, and the pricing by type of surgical pack.

         As of December 31, 1996, the Company believes its facilities operated at approximately 50% of their estimated aggregate annual revenue capacity of approximately $65 million at current prices. Estimated annual revenue capacity is based on the Company's estimate of revenues that would be derived from the full utilization of the facilities at current prices and without addition of equipment. SRI believes the aggregate revenue capacity can be further increased to approximately $80 million (at current prices) with additional equipment expenditures of approximately $350,000 to add washing, drying and sterilization capabilities in each of its four larger facilities. Variations in maximum revenue potential by facility result from differences in product mix and pricing for each facility. The Company's ability to use this excess revenue capacity will depend on its success in substantially increasing its volume of business. A primary strategy of the Company is to increase its operating leverage by expanding revenues within existing markets.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)



         The Company amortizes its reusable surgical products on a per-use basis, based on estimates of the products' useful lives. SRI's purchase of used reusable surgical products in the Acquisition at approximately 17% of Amsco Sterile's net book value has resulted in lower amortization expense since the Acquisition. The Company's purchases of new reusable surgical products at current replacement cost increased amortization expense in 1996 and will increase future amortization expense. However, the Company's current replacement cost is substantially less than Amsco Sterile's original cost due to significantly improved sourcing of fabrics. See "Business--Certain Considerations - Increasing Replacement and Amortization Costs" and Note B of Notes to Financial Statements.

         Before the Offering, the Company was an S Corporation for state and federal income tax purposes and not subject to corporate income taxes. Upon completion of the Offering, the Company's S Corporation status terminated and the Company became subject to corporate income taxes. See Notes B and L of Notes to Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of revenues represented by certain items reflected in the statements of operations of the Company and Amsco Sterile.

                                                                            FIVE            SEVEN
                                                  YEARS ENDED              MONTHS           MONTHS             YEAR
                                                  DECEMBER 31,              ENDED           ENDED              ENDED
                                            ------------------------       DEC. 31,        JULY 31,            DEC.31,
                                             1996              1995          1994            1994                1993
                                            ------            ------        ------          ------              ------
Revenues                                     100.0%            100.0%        100.0%           100.0%             100.0%
Cost of revenues                              67.7              69.7          70.5            116.7              188.9
                                             -----             -----         -----           ------             ------
      Gross profit                            32.3              30.3          29.5            (16.7)             (88.9)
Distribution expense                           9.3              11.1          11.1             10.9               12.3
Selling and administrative expenses           14.7              15.7          23.3             61.1              151.9
Restructuring expense                           --                --            --               --               19.4
                                             -----             -----         -----           ------             ------
     Income (loss) from operations             8.3               3.5          (4.9)           (88.7)            (272.5)
Interest expense                               2.0               5.9           7.9             39.7               71.7
                                             -----             -----         -----           ------             ------
     Income (loss) before income taxes         6.3              (2.4)        (12.8)          (128.4)            (344.2)
Income tax expense                             0.6                --            --               --                  --
                                             -----             -----         -----           ------             ------
Historical net income (loss)                   5.7              (2.4)        (12.8)          (128.4)            (344.2)
Reduction to historical income tax
    expense                                     .2                --            --               --                 --
                                             -----             -----         -----           ------             ------
Pro forma net income (loss)                    5.9%             (2.4)%       (12.8)%         (128.4)%           (344.2)%
                                             =====             =====         =====           ======             ======

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (CONTINUED)


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

Revenues

             Revenues increased $6.9 million, or 27.0%, to $32.2 million in 1996 from $25.3 million in 1995. The revenue increases for the period were equally attributable to new customers and increased revenues from current customers.

Gross Profit

             Gross profit increased $2.7 million, or 35.8%, to $10.4 million in 1996 from $7.7 million in 1995. The improvement in gross profit is largely attributable to labor efficiencies and the economies of scale associated with spreading fixed costs over increased revenues. These favorable factors were partially offset by higher amortization of reusable surgical products as the Company supplements the products purchased in the Acquisition with products purchased at current higher replacement cost. Increased revenues from relatively lower margin disposable surgical products also offset some of the efficiency gains.

Distribution Expenses

             Distribution expenses increased $200,000, or 7.1%, to $3.0 million
in 1996 from $2.8 million in 1995.   As a percentage of revenues, distribution
expenses decreased to 9.3% in 1996 from 11.1% in 1995. The improvement in distribution expenses as a percentage of revenues resulted primarily from efficiencies derived from delivering more volume over existing routes.

Selling and Administrative Expenses

             Selling and administrative expenses increased $759,000, or 19.1%, to $4.7 million in 1996 from $4.0 million in 1995. This increase was largely attributable to additional sales personnel, the addition of an executive officer after the Offering, and the expense associated with being a public company. As a percentage of revenues, selling and administrative expenses decreased to 14.7% in 1996 from 15.7% in 1995, primarily due to leveraging of fixed administrative expenses over additional revenues.

Interest Expense, Net

             Interest expense decreased by $841,000, or 56.5%, to $648,000 in 1996 from $1.5 million in 1995, primarily due to the elimination of the acquisition debt to Amsco Sterile repaid from the Offering proceeds, and the interest and other income earned in the amount of $181,000 since the Offering.

Income Before Income Tax Expense

             As a result of the foregoing, the Company's income before taxes increased to $2.0 million in 1996, from a loss before taxes of $604,000 in 1995. As a percentage of revenues, income before taxes in 1996 was 6.3% of revenues compared to a loss before taxes of 2.4% in 1995.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (CONTINUED)


Historical Income Tax Expense

         During 1996, the Company changed from an S Corporation to a C Corporation for federal income tax purposes. This change resulted in an effective tax rate for the Company of 9.4% compared to the statutory income tax rate of 38.5%. The lower effective tax rate reflects the recording of a deferred tax asset and the benefit from the allocation of the year's earnings between the C Corporation and the S Corporation (see Note L of the Financial Statements).

Pro Forma Income Tax Expense

         In conjunction with the completion of the Offering, the Company terminated its S Corporation status. For pro forma income tax purposes only, the S Corporation's cumulative net operating losses as of December 31, 1995, of approximately $1.6 million have been treated as C Corporation losses, and, accordingly, used to reduce pretax earnings in 1996. (See Note L of the Financial Statements.)

Net Income Per Share

         The Company recorded a pro forma net income per share of $0.42 on a fully diluted per share basis, and $0.43 on a primary per share basis for 1996, compared with ($0.17) for both diluted and primary pro forma per share net income in 1995.


YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

         The following discussion and analysis pertains to operations both before and after the Acquisition. The stated amounts for 1995 are for the Company's operations. The stated amounts for 1994 include the combined operations in that year of both the Company (August 1 and after) and Amsco Sterile (before August 1). For reasons stated above, the operations of Amsco Sterile are not comparable to the Company. See "--Overview."

Revenues

         Revenues increased $3.9 million, or 18.6%, to $25.3 million in 1995 from $21.4 million in 1994. In 1994 and early 1995, the revenue growth of the business slowed because of marketplace concerns regarding AMSCO's sale or closure of Amsco Sterile, SRI's financial condition after the Acquisition, and SRI management's focus on retaining existing customers and implementing operating efficiencies to generate operating profits.

Gross Profit

         Gross profit increased $7.0 million, or 1,000%, to $7.7 million in 1995 from $713,000 in 1994. Gross margin increased to 30.3% in 1995 from 3.3% in 1994. The comparison of gross profit for 1994 and 1995 is not meaningful because of Amsco Sterile's significantly higher depreciation and amortization expenses associated with higher book asset values. In particular, SRI's purchase of used reusable surgical products in the Acquisition at approximately 17% of Amsco Sterile's net book value resulted in lower amortization expense since the Acquisition. See "--Overview."

Distribution Expenses

         Distribution expenses increased $460,000, or 19.6%, to $2.8 million in 1995 from $2.3 million in 1994. As a percentage of revenues, distribution expenses increased slightly to 11.1% in 1995 from 11.0% in 1994. The Company did not experience any economies in distribution expense on the year to year revenue increase.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)

Selling and Administrative Expenses

         Selling and administrative expenses decreased $5.5 million, or 58.3%, to $4.0 million in 1995 from $9.5 million in 1994. As a percentage of revenues, selling and administrative expenses decreased to 15.7% in 1995 from 44.7% in 1994 primarily due to reductions in corporate overhead following the Acquisition, the reduction of sales expense, and the leveraging of fixed administrative expenses over additional revenues. Management significantly reduced personnel and expenses after the Acquisition.

Interest Expense

         Interest expense decreased by $4.0 million, or 73.1%, to $1.5 million in 1995. As a percentage of revenues, interest expense decreased to 5.9% in 1995 from 25.9% in 1994. Amsco Sterile incurred significant intercompany debt to AMSCO in connection with its start up and development of the business that was replaced following the Acquisition by a significantly lower level of debt incurred to finance the Acquisition and the Company's cash flow requirements.

Net Loss

         As a result of the foregoing, the net loss decreased $16.1 million, or 96.4%, to $604,000 for 1995 from $16.7 million in 1994. As a percentage of revenues, the net loss in 1995 was 2.4% of revenues compared to a net loss of 78.2% of revenues in 1994.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

         The following discussion pertains to operations both before and after the Acquisition. The stated amounts for 1993 are for Amsco Sterile's operations. The stated amounts for 1994 include the combined results of operations of both the Company (August 1 and after) and Amsco Sterile (before August 1). For reasons stated above, the operations of Amsco Sterile are not comparable to the Company. See "--Overview."

Revenues

         Revenues for 1994 increased $13.4 million, or 167.3%, to $21.4 million from $8.0 million in 1993, primarily as a result of the continued marketing efforts of Amsco Sterile.

Gross Profit (Deficit)

         Gross profit increased $7.8 million to $713,000 in 1994 from a deficit of $7.1 million in 1993. The comparison of gross profit for 1994 and 1993 is not meaningful because of Amsco Sterile's significantly higher depreciation and amortization expenses associated with its relatively higher book asset values.

Distribution Expenses

         Distribution expenses increased $1.4 million, or 139%, to $2.3 million in 1994 from $981,000 in 1993. As a percentage of revenues, distribution expenses decreased to 11.0% in 1994 from 12.3% in 1993 as more deliveries were made over the same routes.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)


Selling and Administrative Expenses

         Selling and administrative expenses decreased $2.6 million, or 21.4%, to $9.5 million in 1994 from $12.1 million in 1993. As a percentage of revenues, selling and administrative expenses decreased to 44.7% in 1994 from 151.9% in 1993 due to the leveraging of fixed administrative expenses over additional revenues. Management significantly reduced personnel and related expenses after the Acquisition.

Interest Expense

         Interest expense decreased slightly by $201,000, or 3.5%, to $5.5 million in 1994 from $5.7 million in 1993. As a percentage of revenues, interest expense decreased to 25.9% in 1994 from 71.7% in 1993. Amsco Sterile incurred significant intercompany debt to AMSCO in connection with its start up and development of the business which was replaced following the Acquisition by a significantly lower level of debt incurred to finance the Acquisition and the Company's working capital requirements.

Net Loss

         As a result of the foregoing, the net loss decreased $10.8 million, or 39.3%, to $16.7 million for 1994 from $27.5 million in 1993. As a percentage of revenues, the net loss in 1994 was 78.2% of revenues compared to a net loss of 344.2% of revenues in 1993.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of capital have been sales of its debt and equity securities, including the Offering, cash flows from operations, operating leases for facilities and distribution vehicles, and borrowings under its working capital loan facility.

         The Company's positive cash flow from operating activities was $1.7 million in 1996, compared to $1.1 million in 1995. The increase in cash from operating activities from 1995 to 1996 resulted primarily from increased net income before amortization and depreciation expense. This increase was partially offset by cash used for increased accounts receivable and inventories. Accounts receivable increased by $1.8 million as the result of revenue growth and some slowing of turnover, mainly in the fourth quarter. Inventories at December 31, 1996 were $1.2 million, compared to $306,000 at December 31, 1995. The increase in inventory reflects the introduction and continued growth of disposable surgical products to supplement the Company's delivery and retrieval service for reusable surgical products.

         The Company used approximately $3.9 million more net cash in investing activities in 1996 than in 1995. The Company has made capital expenditures in 1996 for equipment of $1.3 million and for reusable surgical products of $3.7 million to support sales growth, as compared to $278,000 for equipment and $820,000 for reusable surgical products in 1995. These expenditures were funded primarily by cash provided by financing activities, including net proceeds of approximately $17.9 million from the Offering after commissions and expenses, $300,000 from a private sale of common stock, and $1,000,000 from a loan from a director pursuant to a partially secured convertible note. These funds were used to retire debt of approximately $11.1 million, to purchase additional assets, and for a cash reserve to fund future capital needs. The debt retirement eliminated principal and interest payments of approximately $2.5 million on an annualized basis.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)


         As of December 31, 1996, the Company had cash of approximately $5.2 million, reflecting primarily the remaining proceeds of the Offering. Excess cash and cash generated from operations will be used to fund purchases of additional stocks of reusable surgical products, primarily to support anticipated growth in revenues, and other capital expenditures as necessary to support additional facility capacity.

         During 1996, the Company established with First Union National Bank of Florida a $15.0 million unsecured revolving credit facility that will expire in August 1999. The facility imposes certain financial covenants. Beginning January 1, 1997, total outstanding borrowings under the facility are limited to three times the Company's earnings before interest, taxes, depreciation, and amortization (EBITDA) for the previous four quarters (declining to two and one-half times by the third year). The Company must maintain a minimum tangible net worth of $18,750,000 during 1997, increasing to $20,745,000 for 1998 and $23,745,000 for the balance of the loan term, and the Company may elect to convert up to $5.0 million of the available facility into term loans for capital expenditures that are repayable ratably over five years and secured by equipment acquired with the loan proceeds. All borrowings accrue interest at the London Interbank Offering Rate (LIBOR) plus 200 basis points (7.45% as of December 31, 1996). The facility restricts the declaration of dividends and prohibits the Company from encumbering its assets. Currently, there are no borrowings under this credit facility.

         During 1996, the Company substantially increased its expenditures for reusable surgical products, primarily to support anticipated increases in business. The Company's business is capital intensive and will require substantial capital expenditures for additional surgical products and equipment during the next several years to achieve its operating and expansion plans. To adequately service a new customer, the Company estimates that it makes an investment in new reusable surgical products and carts equal to approximately 50% of the projected first year revenue from the customer. Until the beginning of 1996, the Company minimized its new purchases of reusable surgical products by using excess stocks of reusable surgical fabrics and products included in the Acquisition at a relatively low cost. With excess stocks almost fully utilized, SRI's capital expenditures for new carts and reusable surgical products were approximately $4.0 million in 1996, compared to $800,000 for all of fiscal year 1995. The Company estimates capital expenditures for new carts and reusable surgical products will be approximately $475,000 per month for the next 12 months, although the amount will fluctuate with the growth of its business. The Company also expects to make additional equipment expenditures of approximately $350,000 in each of its four largest facilities to increase the aggregate capacity of those facilities. The Company will also require working capital to continue growing its inventory of disposable surgical products.

         The Company believes its current cash balance, combined with its cash flow from operating activities and funds available under its credit facility, will be sufficient to fund its growth and anticipated capital requirements for the next twelve months. In the longer term, the Company expects its capital requirements will be substantial and will depend on its growth and opportunities. The Company expects to fund additional capital expenditures from a combination of internal cash flow, its credit facility, and other capital sources. See "Certain Considerations--Need for Capital."

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Sterile Recoveries, Inc.


         We have audited the accompanying balance sheets of Sterile Recoveries, Inc. as of December 31, 1995 and 1996 and the related statements of operations, shareholders' equity and cash flows for the five months ended December 31, 1994, and years ended December 31, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterile Recoveries, Inc., as of December 31, 1995, and 1996 and the results of operations and cash flows for the five months ended December 31, 1994 and years ended December 31, 1995 and 1996, in conformity with generally accepted accounting principles.


                                                   GRANT THORNTON LLP


Tampa, Florida
February 14, 1997

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            STERILE RECOVERIES, INC.

                            STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                                  YEARS ENDED                        FIVE MONTHS
                                                                  DECEMBER 31,                          ENDED
                                                          ----------------------------               DECEMBER 31,
                                                             1996               1995                     1994
                                                          ---------           --------               ------------
Revenues                                                   $ 32,168           $ 25,320                 $  9,285
Cost of revenues                                             21,764             17,659                    6,550
                                                           --------           --------                 --------
         Gross profit                                        10,404              7,661                    2,735

Distribution expenses                                         3,000              2,801                    1,032
Selling and administrative expenses                           4,734              3,975                    2,162
                                                           --------           --------                 --------
         Income (loss) from operations                        2,670                885                     (459)

Interest expense                                                648              1,489                      735
                                                           --------           --------                 --------
         Income (loss) before income taxes                    2,022               (604)                  (1,194)

Income tax expense                                              190                 --                       --
                                                           --------           --------                 --------
         Net income (loss)                                 $  1,832           $   (604)                $ (1,194)
                                                           ========           ========                 ========

Unaudited pro forma information

         Historical net income (loss)                      $  1,832           $   (604)                $ (1,194)
         Reduction to historical income
              tax expense                                        74                 --                       --
                                                           --------           --------                 --------

         Pro forma net income (loss)                       $  1,906           $   (604)                $ (1,194)
                                                           ========           ========                 ========

         Pro forma net income (loss) per
             common share - primary                        $   0.43           $  (0.17)                $  (0.34)
                                                           ========           ========                 ========

         Pro forma net income (loss) per
             common share - fully dilutive                 $   0.42           $  (0.17)                $  (0.34)
                                                           ========           ========                 ========

   The accompanying notes are an integral part of these financial statements.

                            STERILE RECOVERIES, INC.

                                 BALANCE SHEETS
                       (in thousands, except share data)


                                                                                       December 31,
                                                                        -----------------------------------------
                                                                            1996                          1995
                                                                        -----------                    ----------
                          ASSETS

Cash                                                                    $  5,199                        $     252
Accounts receivable, net                                                   5,253                            3,389
Inventories                                                                1,240                              306
Prepaid expenses and other assets                                            530                              303
Reusable surgical products, net of accumulated amortization of
     $2,388 and $1,138, respectively                                       6,915                            4,924
Property, plant and equipment, net                                         5,102                            4,319
Goodwill, net                                                                550                              ---
Deferred income taxes                                                        217                              ---
                                                                        --------                         --------
         Total assets                                                   $ 25,006                         $ 13,493
                                                                        ========                         ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable--working capital facility                                 $     --                         $  1,810
Notes payable--related parties                                             1,000                               --
Accounts payable                                                           1,360                            1,167
Employee related accrued expenses                                            901                              653
Other accrued expenses                                                       989                              568
Acquisition debt                                                             ---                            9,081
                                                                        --------                         --------
         Total liabilities                                                 4,250                           13,279

Commitments and contingencies                                                ---                              ---

Shareholders' equity
    Preferred stock--authorized 5,000,000 shares of $.001
         par value; no shares issued and outstanding                         ---                              ---
    Common stock--authorized 30,000,000 shares of $.001
         par value; issued and outstanding 5,521,189 and
         3,225,807 shares, respectively                                        6                                3
Additional paid-in capital                                                19,376                            2,009
Retained earnings (deficit)                                                1,374                           (1,798)
                                                                        --------                         --------
             Total shareholders' equity                                   20,756                              214
                                                                        --------                         --------
             Total liabilities and shareholders' equity                 $ 25,006                         $ 13,493
                                                                        ========                         ========




   The accompanying notes are in integral part of these financial statements.

                            STERILE RECOVERIES, INC.

                       STATEMENT OF SHAREHOLDERS' EQUITY
                     (In thousands, except for share data)


                                         Common Stock                 Additional               Retained
                                    -----------------------             Paid-in                Earnings
                                    Shares           Amount             Capital                (Deficit)           Total
                                    ------           ------             -------                ---------           -----
Initial cash capitalization of
    the Company                    3,000,000        $     3            $   1,009              $    ---          $  1,012
Net loss                                ----            ---                  ---                (1,194)           (1,194)
                                   ---------        -------            ---------              --------          --------
BALANCE AT DECEMBER 31, 1994       3,000,000              3                1,009                (1,194)             (182)

Conversion of note payable           225,807            ---                1,000                   ---             1,000
Net loss                                 ---            ---                  ---                  (604)             (604)
                                   ---------        -------            ---------              --------          --------
BALANCE AT DECEMBER 31, 1995       3,225,807              3                2,009                (1,798)              214

Issuance of common stock for cash     51,282            ---                  300                   ---               300
Acquisition of Surgipro               90,000              1                  526                   ---               527
Initial Public Offering net of
    offering costs of
    $1.1 million                   2,150,000              2               17,926                   ---            17,928
S Corp Shareholder Distribution          ---            ---                  (52)                  ---               (52)
Recapitalization of Company for
    change from S Corporation to
    C Corporation                        ---            ---               (1,340)                1,340               ---
Exercise of stock options              4,100            ---                    7                   ---                 7
Net income                               ---            ---                  ---                 1,832             1,832
                                  ----------        -------              -------              --------          --------
BALANCE AT DECEMBER 31, 1996       5,521,189        $     6            $  19,376              $  1,374          $ 20,756
                                  ==========        =======            =========              ========          ========


    The accompanying notes are an integral part of this financial statement.

                            STERILE RECOVERIES, INC.

                            STATEMENTS OF CASH FLOW
                                 (In thousands)

                                                                                                     FIVE MONTHS
                                                                           YEAR ENDED                   ENDED
                                                                          DECEMBER 31,                DECEMBER 31,
                                                                    -------------------------         ------------
                                                                      1996            1995               1994
                                                                    --------        ---------         ------------
Increase (decrease) in cash
Cash flows from operating activities
   Net income (loss)                                               $  1,832        $     (604)            $ (1,194)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
      Depreciation and amortization                                     512               421                  170
      Amortization of reusable surgical products                      1,258               764                  274
      Provision for reusable surgical products shrinkage                457               ---                  100
      Deferred income taxes                                            (217)              ---                  ---
      Change in assets and liabilities (net of
        business combination)
        Accounts receivable                                          (1,800)              (94)                 551
        Inventories                                                    (728)              (88)                 (90)
        Prepaid expenses and other assets                               (94)              (45)                (258)
        Accounts payable                                                 71               487                  401
        Accrued expenses                                                439               272                  820
                                                                   --------        ----------             --------
         Net cash provided by operating activities                    1,730             1,113                  774
                                                                   --------        ----------             --------

Cash flows from investing activities
    Proceeds from sale of assets from acquired company                  ---               ---                1,530
    Purchases of property, plant, and equipment                      (1,261)             (278)                 (62)
    Purchases of reusable surgical products                          (3,705)             (820)                 (15)
    Payment for acquisition of business, net of cash acquired             6               ---               (5,012)
                                                                   --------        ----------            ---------
             Net cash used in investing activities                   (4,960)           (1,098)              (3,559)
                                                                   --------        ----------            ---------
Cash flows from financing activities
    Proceeds from initial capitalization of the Company                 ---               ---                1,012
    Proceeds from convertible demand notes                            1,000               ---                1,000
    Payments on related party debt                                     (167)              ---                  ---
    Payments on acquisition debt                                     (9,081)             (800)                 ---
    Net proceeds from working capital facility                       (1,810)              749                1,061
    Proceeds from issuance of common stock                           18,235               ---                  ---
                                                                   --------        ----------            ---------
             Net cash provided by (used in) financing activities      8,177               (51)               3,073
                                                                   --------        ----------            ---------
    Increase (decrease) in cash                                       4,947               (36)                 288
    Cash and cash equivalents at beginning of period                    252               288                  ---
                                                                   --------        ----------            ---------
    Cash and cash equivalents at end of period                     $  5,199        $      252            $     288
                                                                   ========        ==========            =========
    Supplemental cash flow information
         Cash paid for interest                                    $    697        $    1,419            $     ---
                                                                   ========        ==========            =========
         Cash paid for income taxes                                $     96        $      ---            $     ---
                                                                   ========        ==========            =========

Supplemental schedule of non-cash investing
    activities:
    Purchase of Surgipro (1996) and Amsco Sterile (1994)
          Fair value of assets acquired                            $    986        $      ---            $  15,300
          Cash (paid) received                                            6               ---               (5,012)
          Common stock issued                                          (526)              ---                  ---
                                                                   --------        ----------            ---------
          Liabilities incurred or assumed                          $    466        $      ---            $  10,288
                                                                   ========        ==========            =========
          Conversion of Convertible Demand Note into
             225,407 shares of common stock                        $    ---        $1,000,000            $     ---
                                                                   ========        ==========            =========


   The accompanying notes are an integral part of these financial statements.

                            STERILE RECOVERIES, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE A--DESCRIPTION OF ORGANIZATION AND BUSINESS

         Sterile Recoveries, Inc. ("SRI" or the "Company") was incorporated in June 1994 in Florida to acquire all of the assets of its predecessor, AMSCO Sterile Recoveries, Inc. ("Amsco Sterile") on July 31, 1994 (see Note D) (the "Acquisition"). The Company's corporate office is located in Clearwater, Florida.

         SRI provides hospitals and surgery centers with a comprehensive surgical procedure-based delivery and retrieval service for reusable gowns, towels, drapes and basins, and, additionally provides disposable products necessary for surgery. At seven regional facilities located in various states, SRI collects, sorts, cleans, inspects, packages, sterilizes, and delivers its reusable products on a just-in-time basis. While its emphasis is providing a reusable surgical product delivery and retrieval service, the Company also earns revenues from the sale of disposable surgical products, representing 7% or less of total revenues for all periods presented herein. On February 26, 1996, the Company acquired Surgipro, Inc. ("Surgipro"), which became its disposable products division, in order to expand its revenues from disposable accessory packs containing small surgical items such as needles and sutures.

         SRI contracts with third-party vendors for the weaving of microfiber fabric and the cutting and sewing of gowns, wraps and drapes. A significant percentage of the Company's business is dependent on its ability to obtain a key component of its liquid-proof surgical products from one principal vendor.

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Financial statement presentation

          The statements of operations, cash flows and shareholders' equity present the Company's initial five month period from August 1, 1994 through December 31, 1994, as the Company had no assets or operations from June 1994 until the Acquisition, except for the Company's initial cash capitalization by its three shareholders in July 1994.

         The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. The financial statements reflect the Company's year-end as December 31 for presentation purposes.

Use of estimates in financial statements

         In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has no cash equivalents for any of the periods presented.

Inventories

         Inventories consist principally of consumables, supplies, and disposable surgical products since the acquisition of Surgipro (see Note D) and are stated at the lower of cost or market; cost being determined on the first-in, first-out method.

                            STERILE RECOVERIES, INC.

Reusable surgical products

         Reusable surgical products are stated at historical cost, net of amortization. The products are amortized on a basis similar to the units of production method. Estimated useful lives are based on the estimated total number of available uses for each product. The expected total available usage for its products using the three principal fabrics (accounting for 85% of its products) are 75, 100, and 125 uses based on several factors including studies performed by management. Based on current inventory (product) turnover, the expected total available usage equates to a time period of approximately three to seven years. The estimates, however, are subject to revision if actual experience differs from the estimated available uses.

         The Company has experienced minor amounts of shrinkage since August 1, 1994, with actual shrinkage currently ranging 1% - 1.5% of revenues. As of December 31, 1996 and 1995, the Company has established a reserve for shrinkage of $135,000 and $100,000, respectively, to account for the estimated amount of product at customer locations which will not be returned to the Company. The Company will continue to evaluate, at least quarterly, the actual shrinkage experience and trends, and will review the shrinkage provision if deemed necessary.

Property, plant and equipment

         Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, or the term of the related leases for leasehold improvements, if less than the useful lives.

Goodwill

         Goodwill, which resulted from the acquisition of Surgipro, is stated at cost less accumulated amortization which is provided using the straight-line method over 20 years.

Impairment of long-lived and intangible assets

         On a quarterly basis, the Company evaluates the projected undiscounted cash flows of each business unit (reusable and disposable) to determine, when indicators of impairment are present, whether or not there has been permanent impairment of its long-lived assets , and accrues expenses for the amount, if any, determined to be permanently impaired. No impairment exists as of December 31, 1996.

Revenues

         Revenues are recognized as the agreed upon services (as described in Note A of Notes to Financial Statements) which are delivered, generally daily. The Company's revenues are principally generated from service agreements with varying terms of one to three years, which are cancelable by either party, generally with a 90-day notice. All reusable surgical products provided to a customer under these agreements are used by the customer, but remain the Company's property.

Income taxes

         At the time of completion of the Offering in July 1996 (see Note C), the Company terminated its S Corporation status, and became subject to corporate income taxes. Accordingly, the financial statements present historical income tax expense for 1996 and pro forma income tax expense for all years presented (see Note L).

                            STERILE RECOVERIES, INC.

Collectibility of accounts receivable

         The Company grants credit to customers who meet pre-established credit requirements. The Company does not require collateral when trade credit is granted to customers. Credit losses have been less than $25,000 for each period presented herein. The allowance for doubtful accounts at December 31, 1996 and 1995 is $35,000 and $21,000 respectively.

Fair value of financial instruments

         The carrying amounts of cash, receivables, payables, accrued expenses and notes payable approximate fair value because of the short-term nature of the items.

Earnings per common share

         Earnings per share for 1996 are computed using the weighted average number of common shares plus common stock equivalents, consisting of options, using the treasury stock method subsequent to the completion of the Offering (prior to the Offering, all the common stock equivalents were deemed outstanding) (see Note M).

Accounting for Stock-Based Compensation

         Effective January 1, 1996, management elected to continue using the method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock option awards granted to employees. As a result, Statement of Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation" proforma disclosures are required in these financial statements. The adoption of SFAS No. 123's accounting and reporting provisions had an insignificant effect on the Company's financial statements (see Note K).

NOTE C-- PUBLIC OFFERING

         On July 24, 1996, the Company completed the Offering of 2,000,000 shares of its Common Stock priced at $9.50 per share. The net proceeds of the Offering, after deducting commissions of approximately $1,330,000 and approximately $1,100,000 in expenses, were approximately $16,570,000. In addition, the underwriters on August 9, 1996 exercised their overallotment option to purchase 150,000 additional shares of the Company's Common Stock. Proceeds to the Company of the underwriters' purchase of shares pursuant to their exercise of the overallotment option were $1,325,250 after commissions. The Company used approximately $11,000,000 of the proceeds to retire debt, including $8,380,832 of debt owed to AMSCO Sterile and $2,139,759 of debt owed to a lender, Metro Factors, Inc. The supplementary pro forma income per common share for the period ending December 31, 1996 and December 31, 1995, respectively, as if this debt has been retired at the beginning of the respective period, would be $0.47 and $0.17 per share, assuming 5,103,246 and 4,664,623 primary weighted average common shares outstanding.

         The underwriters also on August 9, 1996, exercised their overallotment option to purchase 150,000 additional shares of Common Stock granted to them by the Company's three founding shareholders. The Company did not receive any proceeds from these transactions with its shareholders.

                            STERILE RECOVERIES, INC.

NOTE D--BUSINESS COMBINATIONS

Amsco Sterile Recoveries, Inc.

         Effective July 31, 1994, the Company acquired from Amsco Sterile in the Acquisition substantially all of its assets, principally reusable surgical products, property, plant and equipment, and accounts receivable. Amsco Sterile's parent was American Sterilizer Company, a subsidiary of AMSCO International, Inc. Two of the Company's officers and major shareholders were formerly executive officers of Amsco Sterile. The total consideration of approximately $15,300,000 consisted of:



         Cash                                                   $ 5,012,000
         Acquisition debt to Amsco Sterile                        9,871,000
         Liabilities assumed                                        265,000
         Direct acquisition costs                                   152,000
                                                                -----------
                                                                $15,300,000
                                                                ===========


         The cash was provided from: (i) $1,012,000 contributed by the Company's three shareholders; (ii) $1,000,000 from a convertible note agreement with an individual who became a director of the Company (see Note G); (iii) $1,470,000 from the concurrent factoring of certain acquired accounts receivable; and (iv) $1,530,000 from the concurrent sale of one of the facilities acquired from Amsco Sterile, including reusable surgical products, to an unrelated third party.

         The acquisition was accounted for as a purchase transaction. The purchase cost was allocated based on the fair value of the net assets acquired or estimated amounts expected to be received upon disposal, as follows:

         Accounts receivable                                    $ 3,847,000
         Inventories                                                127,000
         Reusable surgical products                               5,226,000
         Property, plant and equipment                            4,570,000
                                                                -----------
                                                                 13,770,000
         Assets sold concurrently                                 1,530,000
                                                                -----------
                                                                $15,300,000
                                                                ===========

         The Company's active operations commenced upon the acquisition of Amsco Sterile's business on July 31, 1994; therefore, the statement of operations includes the acquired business' operating results from August 1, 1994.

  Surgipro

         In February 1996, the Company purchased the operations of Surgipro. The Company paid consideration of approximately $600,000, consisting of 90,000 shares of the Company's Common Stock valued at $526,500 and a note payable of approximately $109,000, which was paid at the completion of the offering, for approximately $500,000 of assets and the assumption of approximately $400,000 of liabilities. This acquisition was accounted for as a purchase transaction and, accordingly, the purchase price was allocated to the assets and liabilities based upon their estimated fair values at the time of the acquisition, with the excess of approximately $574,000 being allocated to goodwill. The results of operations are included in the accompanying Statement of Operations from the acquisition date.

                            STERILE RECOVERIES, INC.

         The following unaudited pro forma financial information assumes the purchase had occurred at the beginning of the respective periods after the effect of certain pro forma adjustments including, among others, adjustments to reflect amortization of goodwill. The pro forma information is presented for informational purposes only and may not be indicative of actual results had the purchase occurred at the beginning of the respective periods.

                                                                                Years Ended
                                                                    December 31,               December 31,
                                                                    ------------              -------------
                                                                      1996                         1995
                                                                    ------------              -------------
                                                                                    (Unaudited)
Revenues                                                            $ 32,281,858              $  26,315,051
Net income (loss)                                                   $  1,875,019              $    (683,968)
Net income (loss) per common share - primary                        $       0.42              $       (0.19)


NOTE E--PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                                                                   December 31,
                                             Useful Lives            -------------------------------------
                                               in Years                   1996                    1995
                                             -------------           ------------              -----------
Land and buildings                                 38              $      324,474           $      314,369
Leasehold improvements                           2-18                   1,323,655                1,300,698
Machinery and equipment                          3-12                   4,035,436                2,928,415
Office furniture and equipment                   5-10                     497,593                  366,390
                                                                   --------------           --------------
                                                                        6,181,158                4,909,872

Less: Accumulated depreciation and amortization                         1,078,890                  591,032
                                                                   --------------           --------------
                                                                   $    5,102,268           $    4,318,840
                                                                   ==============           ==============


NOTE F--LINE OF CREDIT

         The Company has established with First Union National Bank of Florida a $15 million unsecured revolving credit facility that will expire in August 1999. The facility imposes certain financial covenants. Beginning January 1, 1997, total outstanding borrowings under the facility are limited to three times the Company's earnings before interest, taxes, depreciation, and amortization (EBITDA) for the previous four quarters (declining to two and one-half times by the third year). The facility also imposes a covenant concerning the maintenance during the 1996 year of minimum tangible net worth of $18,750,000. The minimum net worth requirement increases to $19,245,000 for 1997 and to $20,745,000 for 1998. Thereafter, the minimum net worth requirement will be $23,745,000. Pursuant to the terms of the credit facility, the Company may elect to convert up to $5 million of the available facility into term loans for capital expenditures that are ratably payable over five years, and are secured by the equipment acquired with these loans. All borrowings accrue interest at the London Interbank Offering Rate (LIBOR) plus 200 basis points (7.45% as of December 31, 1996). The facility restricts the declaration of dividends and prohibits the Company from encumbering its assets. Currently, there are no borrowings under this credit facility.

                            STERILE RECOVERIES, INC.

NOTE G--NOTES PAYABLE--RELATED PARTIES

Convertible Demand Promissory Notes

         In conjunction with the Acquisition, the Company borrowed $1,000,000 from a director of the Company pursuant to a secured Convertible Demand Promissory Note which accrued interest at 12% per annum. In September, 1995, the note was converted into 225,807 shares of Common Stock at an effective conversion price of $4.43 per share.

         In March 1996, the Company borrowed $1,000,000 from a director pursuant to an 8.5% Convertible Demand Promissory Note secured by a first lien on the Company's Houston, Texas facility and the equipment located at the facility. Beginning on March 1, 1997, the Convertible Note becomes payable on demand and may be redeemed by the Company for face value. At any time before that date, $750,000 of the Convertible Note is convertible to Common Stock at $5.85 per share. The $250,000 balance is not convertible and is payable on maturity. The Convertible Note has a stated interest rate of 8.5%. Seven hundred fifty thousand dollars ($750,000) of the note was converted on February 24, 1997.

         The Company incurred interest expense related to the demand notes of approximately $71,000, $70,000 and $50,000, respectively, for the years ended December 31, 1996 and 1995 and the five-months ended December 31, 1994.

NOTE H--ACQUISITION DEBT

         Acquisition debt consisted of a Purchase Money Note with Amsco Sterile in the amount of $9,080,832 as of December 31, 1995, collateralized by all Company assets, excluding accounts receivable and real and personal property at the Houston, Texas facility. The note required monthly principle payments of $100,000 through July 1997 with a balloon payment due August 1997, and monthly interest payments at a bank's prime rate plus 1.5% (8.75% as of December 31, 1995). The Purchase Money Security Agreement with Amsco Sterile contained various financial related covenants, including, among other things, limiting in 1996 the Company's total allowed capital expenditures and general indebtedness to approximately $4,400,000 and $18,600,000, respectively. In addition, certain limitations existed as to the permitted amount of Common Stock dividends and distributions. The entire debt to Amsco Sterile was paid in 1996 from proceeds of the Offering and Amsco Sterile released its lien on the Company's assets.

         Interest expense for the years ended December 31, 1996 and 1995, and the five months ended December 31, 1994 totaled $499,409, $977,711 and $378,758, respectively.

NOTE I--COMMITMENTS AND CONTINGENCIES

  Operating Leases

         The Company leases offices, facilities and distribution vehicles under non-cancelable operating leases with terms ranging from one year to nine years. The office and processing facility leases contain various renewal options and escalating payments. At present, the Company intends to exercise certain aspects of these renewal options when the initial term expires. The vehicle leases contain contingent rentals based on mileage.

                            STERILE RECOVERIES, INC.

         Future minimum lease payments as of December 31, 1996 under leases in excess of one year are as follows:

           Year ending
                 1997                                        $1,388,636
                 1998                                         1,210,752
                 1999                                         1,033,894
                 2000                                           970,504
                 2001                                           915,110
                 Thereafter                                     627,399
                                                             ----------
                      Total                                  $6,146,295
                                                             ==========


         Rental expense for years ended December 31, 1996 and 1995 and the five-month period ended December 31, 1994 totaled $1,960,346, $1,866,246 and $815,235 (including contingent rentals of approximately $228,000, $230,000, and $100,000), respectively.

Legal Proceedings

         Neither the Company nor any of its property is subject to any litigation or other legal proceedings expected to have a material effect on the Company or its business.

Management Incentive Plan

         In 1995, the Company established a Management Incentive Plan. The incentives were based on various performance factors and are adjusted to reflect the Company's overall performance as determined by the Board of Directors. Payment of the cash incentives is made at the end of the second month after the end of the incentive year. The participant must still be an employee of the Company at that time. Approximately $375,000 and $195,000 of estimated incentives were recognized during the years ended December 31, 1996 and 1995, respectively.

Financial Consultant Agreement

         In accordance with a financial consulting agreement dated October 18, 1995 with an individual who later became a director, upon the successful completion of the offering, approximately $227,000 cash remuneration was paid to the director. Because payment for the consultation services was contingent upon successful completion of the offering, which was uncertain, no amounts were recognized until July 1996, when the Offering was completed.

Management Employment Agreements

         In 1996, the Board approved employment agreements with four executives and one other employee in which each person would receive severance pay equal to two years of base salary in the event that the executive or employee is terminated following a change in control of the Company.

NOTE J--SHAREHOLDERS' EQUITY

Common Stock

         Subject to preferences which might be applicable to any outstanding Preferred Stock, the holders of the Common Stock are entitled to receive dividends when, as, and if declared from time to time by the Board of Directors out of funds legally

                            STERILE RECOVERIES, INC.

available. In the event of liquidation, dissolution, or winding-up of the Company, holders of the Common Stock are entitled to share ratably in all assets remaining after payment of liabilities subject to prior distribution rights of any Preferred Stock then outstanding. The Common Stock has no preemptive or conversion rights and is not subject to call or assessment by the Company. There are no redemption or sinking fund provisions applicable to the Common Stock.

Preferred Stock

         The Company is authorized to issue 5,000,000 shares of Preferred Stock, $.001 par value per share. The Board of Directors has the authority, without any further vote or action by the Company's shareholders, to issue Preferred Stock in one or more series and to fix the number of shares, designations, relative rights (including voting rights), preferences, and limitations of those series to the full extent now or hereafter permitted by Florida law. The Company believes that this power to issue Preferred Stock will provide flexibility in connection with possible corporate transactions. The issuance of Preferred Stock, however, could adversely affect the voting power of holders of Common Stock and restrict their rights to receive payments upon liquidation and could have the effect of delaying, deferring, or preventing a change in control of the Company. The Company has no present intention to issue shares of Preferred Stock, although it may determine to do so in the future.

NOTE K--STOCK OPTIONS

         The Company maintains two stock option plans, the 1995 Stock Option Plan (the "Employee Plan") and the Company's 1996 Non-Employee Director Plan (the "Non-Employee Plan").

The Employee Plan

         The Employee Plan provides employees with incentive or non-qualified options to purchase up to 500,000 shares of Common Stock. On December 21, 1995, the Company granted non-qualified stock options covering a total of 94,000 shares of Common Stock to various employees at an exercise price of $5.85 per share. The exercise price represented the estimated fair value of the Company's Common Stock at the time of the grant, as approved by the Board of Directors based upon various factors including an independent third-party firm's valuation. None of the options vested until completion of the Offering, and are then vested ratably over the four-year period following the
completed Offering.   At the completion of the Offering, all employees as a
group who participated in the Employee Plan were also granted options to purchase a total of 219,500 shares of Common Stock at the initial offering price per share of $9.50. Included in these options are 70,000 options to an employee who is also a director of the Company. On August 22, 1996, 15,000 shares at $12.69 per share were granted to an employee. Each of these options vests ratably over the five-year period. All outstanding options vest upon the change in control of the Company. Options granted under the Employee Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement or termination of employment.

The Non-Employee Plan

         The Non-Employee Plan provides for the grant of non-qualified stock options to purchase up to 100,000 shares of Common Stock to members of the Board of Directors who are not employees of the Company. As of the date of these financial statements, such members held no options under the Non-Employee Plan. At the completion of the Offering, each non-employee director was granted options to purchase 4,000 shares of Common Stock for each full remaining year of the director's term at the offering price of $9.50 per share. Thereafter, on the date on which a new non-employee director is first elected or appointed, he will automatically be granted options to purchase 4,000 shares of Common Stock for each year of his initial term. Each non-employee director will be granted options to purchase 4,000 shares of Common Stock for each year of any subsequent term to which he is elected. All options become

                            STERILE RECOVERIES, INC.

exercisable ratably over the director's term and have an exercise price equal to the fair market value of the Common Stock on the date of grant.

Other Stock Options

         In March 1995, in conjunction with an employment termination and the potential that the former employee may be a future independent sales representative for the Company, 12,500 options at $1.00 a share exercise price were granted to the individual. The option term is for 10 years and includes a put option whereby the Company could be required to buy back the option at the net book value per share of the Company's Common Stock at the preceding year end value, less $1.00 a share. The value of the buy back is insignificant to the financial statements.

         In October 1995, in conjunction with a financial consulting arrangement with an individual who has become a director and an officer of the Company, the Company granted the individual a non-qualified stock option for 66,000 shares of its Common Stock at an exercise price of $4.43 a share which were exercisable as follows: (1) 22,000 shares upon the completion of an interim financing (completed in March 1996); and (2) 44,000 at the completion of an initial public offering. The exercise price was determined by the Board of Directors to approximate the estimated fair value of the Company's Common Stock at the date of grant based on various factors, including the Company's history of operating losses.

         On May 2, 1996, the Company issued to a recently appointed director, an option to purchase 7,500 shares of the Company's Common Stock for $8.00 per share, which vests one-third on completion of the offering, one-third at the 1997 annual meeting of shareholders, and one-third at the 1998 annual meeting of shareholders.

         The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," as it relates to employment awards. It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net income (loss) and earnings (loss) per share would be reduced to the pro forma amounts indicated below:

                                                                              1996              1995
                                                                              ----              ----
Net income (loss)                          As reported                       $1,906           $  (604)
                                           Pro forma (unaudited)             $1,731           $  (608)

Primary earnings (loss) per share          As reported                       $ 0.43           $ (0.17)
                                           Pro forma (unaudited)             $ 0.39           $ (0.17)

Fully diluted earnings (loss) per share    As reported                       $ 0.42           $ (0.17)
                                           Pro forma (unaudited)             $ 0.38           $ (0.17)

The fair value of each option grant is estimated on the date of grant using the Binomial options-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively, no dividend yield for all years, expected volatility of 32 and 38 percent; risk-free interest rates of
5.64 and 6.52 percent, and expected lives of 3.8 and 3.7 years.

                            STERILE RECOVERIES, INC.

A summary of the status of the Company's fixed stock option plan as of December 31, 1996 and 1995, and changes during the years ending on those dates is presented below:

                                                                                         Weighted
                                                                                          Average
                                                                                         Exercise
                                                                Shares                     Price
                                                                ------                    -------
Balance as of July 31, 1994 and December 31, 1994                   ---                       ---
    Granted                                                     172,500                     $4.96
    Exercised                                                       ---                       ---
    Forfeited                                                       ---                       ---
                                                                -------
Outstanding as of December 31, 1995                             172,500                     $4.96
    Granted                                                     258,000                     $9.64
    Exercised                                                    (4,100)                    $1.71
    Forfeited                                                    (2,400)                    $5.85
                                                                -------
Outstanding as of December 31, 1996                             424,000                     $7.83
                                                                =======

    The following table summarizes information concerning currently outstanding and exercisable stock options:

OUTSTANDING SHARES

                                                                               Weighted Average
                                                                                   Remaining
     Range of                                   Number                        Contractual Life          Weighted Average
 Exercise Prices                             Outstanding                           (years)               Exercise Price
 ---------------                             -----------                      ----------------            --------------
        $1.00                                   9,000                                   8.3                     $1.00
        $4.43 - 5.85                          157,000                                   8.9                     $5.25
        $8.00 - 9.50                          243,000                                   9.5                     $9.45
        $12.69                                 15,000                                   9.6                     $12.69

EXERCISABLE SHARES

        $ 1.00                                  9,000                                                           $1.00
        $ 4.43 - 5.85                          84,200                                                           $4.74
        $ 8.00 - 9.50                           2,500                                                           $8.00
        $12.69                                    ---                                                             ---



NOTE L--INCOME TAX

Historical Income Taxes

         In accordance with the provisions of the Internal Revenue Code, upon the conversion to a C Corporation, a portion of the income earned after the conversion was allocated to the S Corporation. As a result of this allocation, the effective rate for calculating income taxes is lower than the statutory rates. In addition, the accounting rules require the establishment of deferred

                           STERILE RECOVERIES, INC.

taxes for all existing temporary differences in the Company's assets' and liabilities' basis for income and financial reporting purposes at the date of conversion to a C Corporation. The Company recorded deferred tax assets of approximately $200,000 at the date of conversion.

         Recorded income tax expense for the twelve-months ended December 31, 1996 is as follows:

                 Income taxes currently payable                    $ 407,000
                 Income tax benefit deferred                        (217,000)
                                                                   ---------
                 Income tax expense                                $ 190,000
                                                                   =========

         Reconciliation of the federal statutory income tax rate of 34.0% to the effective income tax rate for the year ended December 31, 1996, is as follows:

                 Federal statutory income tax rate                       34.0%
                 State income taxes, net of federal                       4.5
                 Net earnings allocated to the S Corporation period     (21.3)
                 Deferred tax asset previously not recognized           (10.7)
                 Other, net                                               2.9
                                                                       ------
                                                                          9.4%
                                                                       ======

Deferred tax asset and liability components were as follows as of December 31, 1996:

                 Deferred tax assets:
                          Inventory shrinkage reserve               $  52,000
                          Health insurance reserve                     64,000
                          Vacation pay accrued                         56,000
                          Other                                        45,000
                                                                    ---------
                                                                      217,000
                 Deferred tax liabilities                                 ---
                                                                    ---------
                      Net deferred income taxes                     $ 217,000
                                                                    =========

The deferred tax asset was established upon the completion of the Offering (see Note B). No valuation allowance has been established as management considers the utilization of the deferred tax asset probable.

Pro forma income taxes

         In conjunction with the completion of the Offering, the Company terminated its S Corporation status. For pro forma income tax purposes only, the S Corporation's cumulative net operating losses as of December 31, 1995 of approximately $1.6 million have been treated as C Corporation net operating losses, and accordingly, used to reduce pretax earnings in 1996. For all periods presented, the Company chose to recognize only the tax benefit equivalent to the amount used to eliminate the pro forma income tax expense, and no additional tax benefits (deferred tax assets) for the remaining or unused net operating loss carryforward have been recognized for any of the periods presented, because the Company's operating profit history has been limited.

                           STERILE RECOVERIES, INC.

         Reconciliation of the income tax expense (benefit) calculated using the federal statutory income tax rate of 34% to the income tax expense recorded is as follows:

                                                                                                Five Months
                                                                     Years Ended                   Ended
                                                                     December 31,               December 31,
                                                                 ---------------------          ------------
                                                                   1996           1995              1994
                                                                 --------       -------         -------------

Federal income taxes (benefit) at statutory rate            $ 687,000           $(205,000)       $ (406,000)
State income taxes, net of federal benefit                     91,000             (27,000)          (54,000)
Net operating losses not currently utilizable                     ---             229,000           454,000
Utilization of net operating loss carryforwards              (683,000)                ---               ---
Other                                                          21,000               3,000             6,000
                                                            ---------           ---------        ----------

     Income tax expense                                     $ 116,000           $     ---        $      ---
                                                            =========           =========        ==========



NOTE M--WEIGHTED AVERAGE COMMON SHARES

         Pro forma net income (loss) per common share is computed by dividing pro forma net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding. Pro forma net income (loss) includes a pro forma provision for income taxes assuming the Company had been subject to income taxes during the period it was an S Corporation for income tax purposes. All Common Stock and options issued within one year prior to the Company's offering are deemed outstanding for all periods prior to becoming a publicly-held company. In addition, the Company assumed that the Convertible Demand Promissory Note issued March 1996 (see Notes F and L) would be converted prior to or concurrently with the Offering and accordingly, the resulting shares of Common Stock are included in the net income (loss) per common share calculation (actually converted on February 24, 1997 (unaudited)). The Company used the treasury stock method to calculate the Common Stock equivalents that the stock options would represent. The additional shares assumed outstanding in the calculation of income (loss) per common share, relate primarily to the Common Stock issued as described in the Statement of Shareholders' Equity and Notes C, D and K of the financial statements and the previously described convertible notes.

                           STERILE RECOVERIES, INC.


                                                                 YEAR ENDED             YEAR ENDED              YEAR ENDED
                                                                DECEMBER 31,           DECEMBER 31,            DECEMBER 31,
                                                                   1996                   1995                     1994
                                                                ------------           -----------             ------------
PRIMARY
-------

Actual weighted average shares outstanding                       4,300,125              3,094,086                3,000,000
Additional shares                                                  173,165                418,729                  512,815
                                                                 ---------              ---------                ---------

Weighted average shares used in income per share
   calculation - primary                                         4,473,290              3,512,815                3,512,815
                                                                 =========              =========                =========
FULLY DILUTED
-------------

Actual weighted average shares outstanding                       4,300,125              3,094,086                3,000,000
Additional shares                                                  274,361                418,729                  512,815
                                                                 ---------              ---------                ---------

Weighted average shares used in income per share
   calculation - fully diluted                                   4,574,486              3,512,815                3,512,815
                                                                 =========              =========                =========



NOTE N--RELATED PARTY TRANSACTIONS

         The Company paid $55,807, $8,000 and $4,000 in 1996, 1995 and 1994 to a company, which is owned by a director and shareholder of the Company, to design and supply the components for water reclamation systems for two Company facilities, and expects to pay an additional $190,000 in 1997 to design and supply components for its remaining five facilities.

         During 1996, 1995 and 1994, the Company paid approximately $257,000, $22,000 and $93,000, respectively, to the Company's corporate law firm, a member of which is a shareholder of the Company.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Sterile Recoveries, Inc.

         We have audited the accompanying statement of operations of Amsco Sterile Recoveries, Inc. (a wholly-owned subsidiary of American Sterilizer Company and predecessor to Sterile Recoveries, Inc.) and the related statement of cash flows for the seven months ended July 31, 1994. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Amsco Sterile Recoveries, Inc. and cash flows for the seven months ended July 31, 1994, in conformity with generally accepted accounting principles.


GRANT THORNTON LLP

Tampa, Florida
May 10, 1996

                         AMSCO STERILE RECOVERIES, INC.
                   (PREDECESSOR TO STERILE RECOVERIES, INC.)

                            STATEMENT OF OPERATIONS
                        SEVEN MONTHS ENDED JULY 31, 1994



Revenues
   Reusable surgical products service                   $12,069,411
   Cost of revenues                                      14,091,339
                                                        -----------
   Gross profit (deficit)                                (2,021,928)
Distribution expenses                                     1,309,603
Selling and administrative expenses                       7,374,720
                                                        -----------
   Loss from operations                                 (10,706,251)
Interest expense                                          4,790,888
                                                        -----------
   Loss before income taxes                             (15,497,139)
Income taxes                                                    ---
                                                       ------------
   Net loss                                            $(15,497,139)
                                                       ============



        The accompanying notes are an integral part of this financial statement.

                         AMSCO STERILE RECOVERIES, INC.
                   (PREDECESSOR TO STERILE RECOVERIES, INC.)

                            STATEMENT OF CASH FLOWS
                        SEVEN MONTHS ENDED JULY 31, 1994


Increase (decrease) in cash
Cash flows from operating activities
     Net loss                                                                   $(15,497,139)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation and amortization                                             1,388,032
         Amortization of reusable surgical products                                2,564,912
         Provision for reusable surgical product shrinkage                           950,747
         Change in assets and liabilities:
              Accounts receivable                                                 (1,609,963)
              Prepaid expenses and other assets                                     (450,646)
              Accounts payable                                                        49,955
              Accrued expenses                                                        23,804
              Accrued restructuring                                                 (549,014)
                                                                                ------------
                 Net cash used in operating activities                           (13,129,312)
                                                                                ------------

Cash flows from investing activities
     Purchases of property, plant and equipment                                   (1,390,265)
     Purchases of reusable surgical products                                      (5,125,698)
                                                                                ------------
                 Net cash used in investing activities                            (6,515,963)

Cash flows from financing activities
     Advances and loans (net) from parent                                         19,752,400
                                                                                ------------
                 Net cash provided by financing activities                        19,752,400
                                                                                ------------

Increase in cash                                                                     107,125
Cash at beginning of period                                                           40,189
                                                                                ------------
Cash at end of period                                                           $    147,314
                                                                                ============
Supplemental cash flow information
     Cash paid for interest (accrued through intercompany charges)              $  4,790,888
                                                                                ============



        The accompanying notes are an integral part of this financial statement.

                         AMSCO STERILE RECOVERIES, INC.
                   (PREDECESSOR TO STERILE RECOVERIES, INC.)

                         NOTES TO FINANCIAL STATEMENTS

NOTE A--DESCRIPTION OF ORGANIZATION AND BUSINESS

         AMSCO Sterile Recoveries, Inc. ("Amsco Sterile") was a wholly-owned subsidiary of American Sterilizer Company, a Pennsylvania corporation whose parent, AMSCO International, Inc. ("AMSCO"), was a Delaware corporation. The Amsco Sterile corporate headquarters were located in Clearwater, Florida.

         Amsco Sterile commenced business in September 1991 when it acquired Amsco Sterile's predecessor, a Delaware corporation, which at that time had no assets or liabilities, except for exclusive rights under a distribution agreement with a manufacturer of certain fabric material used in Amsco Sterile's products.

         Amsco Sterile provided hospitals and surgery centers with a comprehensive surgical procedure-based delivery and retrieval service for reusable gowns, towels, drapes and basins, necessary for surgery. At regional facilities located in various states, Amsco Sterile collected, sorted, cleaned, inspected, packaged, sterilized, and delivered its reusable products on a just-in-time basis.

         Amsco Sterile contracted with third-party vendors for the weaving of microfiber fabric and the cutting and sewing of gowns, wraps, and drapes.
Amsco Sterile's business was substantially dependent on its ability to obtain a key component of its surgical products from two principal vendors.

         Effective July 31, 1994, Amsco Sterile consummated a sale of all its assets to Sterile Recoveries, Inc. (see Note B).

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial statement presentation

         Amsco Sterile maintained separate books and records as its operations were generally on the stand-alone basis as it related to its affiliated group, except that Amsco Sterile was solely dependent on its parent to finance its operations through intercompany loans and advances, and Amsco Sterile and its parent had many common customers. The accompanying financial statements therefore may not necessarily be indicative of the results of operations which would be obtained if Amsco Sterile had operated exclusively as an independent entity.

         The statement of operations reflects the interest charged by AMSCO on the intercompany debt. The other services provided by AMSCO that are material have been included in the financial statements (see below). While Amsco Sterile was part of AMSCO's consolidated income tax return, Amsco Sterile's income tax provision herein is determined on the separate return basis (see note E).

         AMSCO's Board of Directors, on June 23, 1994, approved a plan to divest or wind-down Amsco Sterile's business and engaged a nationally recognized investment banking firm to solicit bids to purchase Amsco Sterile. AMSCO's decision was based on the difficulties encountered in achieving Amsco Sterile's growth objectives in the healthcare environment existing at that time. In connection with this divestment plan, Amsco Sterile consummated the sale of substantially all of its assets on July 31, 1994 to a newly formed company, Sterile Recoveries, Inc. (the "Successor"), a Florida corporation, owned by two former executive officers of Amsco Sterile and another individual. These two former executive officers were also the founders and stockholders of Amsco Sterile's predecessor in September 1991 (see Note A). The purchase price totaled approximately $14,883,000 (exclusive of assumed liabilities of $265,000), consisting of cash of $5,012,000 and a purchase money note of $9,871,000. The purchase price was substantially less than the recorded cost of the assets disposed.

                         AMSCO STERILE RECOVERIES, INC.
                   (PREDECESSOR TO STERILE RECOVERIES, INC.)

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

         The accompanying financial statements do not contain any adjustments such as writedown of assets or establishment of reserves resulting from AMSCO's decision to discontinue Amsco Sterile's operations and/or to sell most of the assets effective July 31, 1994.

Use of estimates in financial statements

         In preparing financial statements in conformity with generally accepted accounting principles, management made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could have differed from those estimates.

Revenues

         Revenues were recognized as the agreed upon services, as described in Note A to the financial statements, were delivered, which is generally daily. Amsco Sterile's revenues were principally generated from service agreements with varying terms of one to three years, which were cancelable by either party, generally with a 90-day notice. All reusable surgical products provided to the customers under these agreements, were used by the customer, but remained Amsco Sterile's property.

Depreciation of property, plant and equipment

         Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets: 40 years for buildings; 5-20 years for leasehold improvements; 3-12 years for machinery and equipment; and 5-10 years for office furniture and equipment. Leasehold improvements are amortized using the lesser of the asset's useful lives or the lease term.

         Management on a quarterly basis reviewed the Company's actual and projected operations and cash flows on an overall basis and by facility to ascertain whether or not any permanent impairment in the carrying value of its assets should be recognized. No impairment has been recognized in the financial statements.

Amortization of reusable surgical products

         The products were amortized on a basis similar to the unit of production method. Estimated useful lives were based on the estimated total number of available uses for each product. The expected total available usage for its products using the three principal fabrics (accounting for 85% of its products) are 75, 100, and 125 uses based on several factors including studies performed by management. Based on current inventory (product) turnover, the expected total available usage equates to a time period of approximately three to seven years. The estimates, however, are subject to revision if actual experience differs from the estimated available uses.

         In addition to the amortization of the reusable surgical products, Amsco Sterile provided for shrinkage of the product. The provision was generally 8% of revenues and was based on management estimates.

         Management on a quarterly basis reviewed the Company's actual and projected operations and cash flows on an overall basis and by facility to ascertain whether or not any permanent impairment in the carrying value of its assets should be recognized. No impairment has been recognized in the financial statements.

                         AMSCO STERILE RECOVERIES, INC.
                   (PREDECESSOR TO STERILE RECOVERIES, INC.)

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

Goodwill amortization

         Goodwill amortization is provided using the straight-line method over 40 years. The goodwill is related to the purchase of Amsco Sterile's predecessor and is accounted for at the subsidiary level using push-down accounting by AMSCO.

         Management on a quarterly basis reviewed the Company's actual and projected operations and cash flows on an overall basis and by facility to ascertain whether or not any permanent impairment in the carrying value of its assets should be recognized. No impairment has been recognized in the financial statements.

NOTE C--RELATED PARTY TRANSACTIONS

Administrative costs

         AMSCO charged fees to Amsco Sterile to develop certain computer software for Amsco Sterile's use. Such fees allocated by AMSCO, based on estimates of actual time incurred, which management believed to be a reasonable allocation method, aggregated approximately $400,000 for the seven months ended July 31, 1994. AMSCO also processed payroll, collected Amsco Sterile's accounts receivable and performed computer processing for Amsco Sterile at no charge to Amsco Sterile. No estimate of these costs has been reflected in these financial statements as management believed that the amounts were not material to the financial statements.

Interest expense

         AMSCO charged Amsco Sterile interest monthly on borrowings made by Amsco Sterile based upon the average balance owed to AMSCO at a rate comparable to that which is paid by AMSCO on its borrowings (approximately 9% at July 31, 1994). Amsco Sterile's management believed the interest allocation method was reasonable.

NOTE D--RESTRUCTURING

         Amsco Sterile decided by December 31, 1993 to close three of its facilities and reduce some of its workforce in 1994, consequently Amsco Sterile recorded a $1,550,000 restructuring provision in 1993 consisting of (1) $900,000 for lease termination charges; (2) $300,000 for severance and relocation costs; and (3) $350,000 for various other matters. Through July 31, 1994, approximately $550,000 of these items were paid.

NOTE E--INCOME TAXES

         Amsco Sterile's tax provision was determined on a separate return basis.

         Amsco Sterile incurred substantial losses since inception. In addition, substantially all of Amsco Sterile's assets were sold on July 31, 1994 for an amount which was less than the assets' carrying values. The statements of operations do not reflect any income tax benefits for Amsco Sterile's losses as, under the circumstances described above and in Note B to the financial statements, none have been realized.

                         AMSCO STERILE RECOVERIES, INC.
                   (PREDECESSOR TO STERILE RECOVERIES, INC.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)


NOTE F--COMMITMENTS

         The terms of the acquisition agreement with Amsco Sterile's predecessor also included additional consideration under the terms of an earn-out provision based on net profits of the Company through December 31, 1996. Because of the substantial losses incurred since the original acquisition in September 1991 through July 31, 1994, there have been no adjustments to the original purchase price.

NOTE G--OPERATING LEASES

         Amsco Sterile leased offices, facilities and distribution vehicles under non-cancelable operating leases with terms ranging from one year to 10 years. The office and processing facility leases contained various renewal options and escalating payments. The vehicle leases contained contingent rentals based on mileage.

         Total rental expense for the seven months ended July 31, 1994 aggregated approximately $670,000 (including contingent rentals of approximately $155,000).

NOTE H--EMPLOYEE BENEFIT PLANS

         Employees of Amsco Sterile were entitled to participate in the benefit plans of AMSCO. AMSCO's plans consisted of the following:

AMSCO Employees' Retirement Account

         AMSCO administered the AMSCO Employees' Retirement Account (the "Plan"), which is a qualified employee stock ownership plan.

         The Plan enabled eligible employees, including Amsco Sterile's management, to receive an equity participation in AMSCO. Contributions declared by the Board of Directors, up to a maximum of 25% of eligible employee compensation, were made to the Plan. The Plan in turn used the funds to purchase shares of the AMSCO's stock or make investments in certain other securities.

AMSCO Pension Plan

         AMSCO had a defined benefit pension plan which covered substantially all domestic union employees and provided pension benefits of stated amounts for each year of the employee's service. The following table sets forth the pension plan's funded status at December 31, 1993 (date of last available data).


         Actuarial present value of benefit obligations
              Vested                                             $(29,421,000)
              Nonvested                                              (982,000)
                                                                -------------
         Projected benefit obligation (equal to the
             accumulated benefit obligation)                      (30,403,000)
         Plan assets at fair value                                 26,462,000
                                                                -------------
            Plan assets less than projected
               benefit obligation                               $  (3,941,000)
                                                                =============

                         AMSCO STERILE RECOVERIES, INC.
                   (PREDECESSOR TO STERILE RECOVERIES, INC.)

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


         Amsco Sterile's expenses relating to these benefit plans were approximately $243,000 in 1994, and were based on the allocation of the expense directly related to Amsco Sterile's participating employees. Management believes that the allocation method is reasonable.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                            ON FINANCIAL SCHEDULE


Board of Directors
Sterile Recoveries, Inc.


         In connection with our audit of the financial statements of Sterile Recoveries, Inc., referred to in our report dated February 14, 1997, which is included in this Annual Report on SEC Form 10-K for the year ended December 31, 1996, we have also audited Schedule II for the five months ended
December 31, 1994 and the years ended December 31, 1995 and 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



GRANT THORNTON LLP

Tampa, Florida
February 14, 1997

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS


                            STERILE RECOVERIES, INC.

                                    BALANCE              CHARGED TO                               BALANCE
                                    BEGINNING            COSTS AND           DEDUCTIONS           AT END
     DESCRIPTION                    OF PERIOD            EXPENSES            (DESCRIBE)           OF PERIOD
     -----------                    ---------            ----------          ----------           ---------
Five months ended December 31, 1994:
     Allowance for doubtful
        accounts                    $     ---            $ 6,000             $    ---             $   6,000


Year ended December 31, 1995:
     Allowance for doubtful
        accounts                    $   6,000            $25,000             $(10,000) (1)        $  21,000

Year ended December 31, 1996:
     Allowance for doubtful
        accounts                    $  21,000            $34,000             $(20,000) (1)        $  35,000




(1) Write-offs of uncollectible accounts

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                            ON FINANCIAL SCHEDULE


Board of Directors
Sterile Recoveries, Inc.


         In connection with our audit of the financial statements of Amsco Sterile Recoveries, Inc., referred to in our report dated May 10, 1996, which is included in this annual report on SEC Form 10-K for the year ended December 31, 1996, we have also audited Schedule II for the seven months ended July 31, 1994. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



GRANT THORNTON LLP

Tampa, Florida
May 10, 1996

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                           AMSCO STERILE RECOVERIES, INC.





                                          BALANCE AT           CHARGED TO                               BALANCE
                                          BEGINNING            COSTS AND           DEDUCTIONS           AT END
 DESCRIPTION                              OF PERIOD            EXPENSES            (DESCRIBE)           OF PERIOD
 -----------                              ---------            ----------          ----------           ---------
Seven Months ended July 31, 1994:
      Allowance for doubtful accounts      $ 25,000            $ 125,000               --               $ 150,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item concerning the Company's executive officers and directors is incorporated by reference to the information set forth under the captions "Proposal No. 1: Election of Directors" and "Other Information" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.


ITEM 11.         EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the information set forth under the caption "Executive Officer Compensation" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the information set forth under the caption "Other Information" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the information set forth under the caption "Certain Relationships" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.



                                    PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                FORM 8-K

         The Company did not file a Report on Form 8-K during the last quarter of 1996.

                                    Exhibits

         The following exhibits are filed as part of this report:

                                                 EXHIBITS INDEX
     EXHIBIT
     NUMBER                                     EXHIBIT DESCRIPTION
     ------                                     -------------------
    2.1(1)       Asset Purchase Agreement dated July 31, 1994, between the Company and
                 Amsco Sterile Recoveries, Inc.

    2.2(1)       Agreement and Plan of Merger dated as of February 26, 1996, between Surgipro,
                 Inc. and the Company.

    2.3(1)       Articles of Merger dated as of February 26, 1996, between Surgipro, Inc. and the Company.

    3.1(1)       Restated Articles of Incorporation of the Company.

    3.2(1)       Bylaws of the Company.

    4.3(1)       Specimen certificate for Common Stock.

   10.1(1)       1995 Stock Option Plan, as amended.

   10.2(1)       Form of Stock Option Agreement between the Company and participants under the 1995 Stock Option Plan.

   10.3(1)       Form of Indemnity Agreement between the Company and each of its executive officers.

   10.4(1)       Stock Option Agreement dated March 20, 1995, between the Company and
                 Robert Normyle.

   10.5(1)       Form of Registration Rights Agreement executed in connection with the private placement of Common Stock.

   10.6(3)       Employment Agreement between the Company and each of Messrs. Isel,
                 Peterson, Boosales and Martin:
                 (a)  Isel
                 (b)  Peterson
                 (c)  Boosales
                 (d)  Martin

   10.7(1)       Employment Agreement dated as of February 26, 1996, between Clayton W. Page and the Company.

   10.8(1)       Lease Agreement dated August 16, 1991, between Coastal 2920 Corporation and
                 Amsco Sterile Recoveries, Inc., as amended and assigned to the Company.

   10.9(1)       Lease dated August 28, 1992, among Winchester Homes, Inc. and Weyerhaeuser
                 Real Estate Company and Amsco Sterile Recoveries, Inc., as assigned to the Company.



                                                 EXHIBITS INDEX
     EXHIBIT
     NUMBER                                     EXHIBIT DESCRIPTION
     ------                                     -------------------
     10.10(1)    Texas Industrial Net Lease dated March 19, 1992, between the Trustees of the
                 Estate of James Campbell, Deceased, and Amsco Sterile Recoveries, Inc., as assigned to the Company.

     10.11(1)    Lease dated March 30, 1992, between Walter D'Aloisio and Amsco Sterile
                 Recoveries, Inc., as assigned to the Company.

     10.12(1)    Standard Industrial Lease -- Multi-Tenant (American Industrial Real Estate
                 Association) dated February 24, 1992, between Borstein Enterprises and Amsco
                 Sterile Recoveries, Inc., as assigned to the Company.

     10.13(1)    Carolina Central Industrial Center Lease dated April 22, 1992, between Industrial
                 Development Associates and Amsco Sterile Recoveries, Inc., as assigned to the
                 Company.

     10.14(1)    Lease Agreement dated September 2, 1993, between Price Pioneer Company, Ltd., and Amsco Sterile Recoveries, Inc., as assigned to the Company.

     10.15(1)    Service Center Lease dated December 4, 1991, between QP One Corporation and Amsco Sterile Recoveries, Inc., as assigned to the Company.

     10.16(1)    Lease Agreement dated January 31, 1996, between Florida Conference
                 Association of Seventh-Day Adventists and Surgipro, Inc., as assigned to the
                 Company.

     10.17(1)    License Agreement dated July 31, 1994, between the Company and Amsco
                 Sterile Recoveries, Inc.

     10.18(1)    Stock Option Agreement dated as of October 18, 1996, between Bertram T.
                 Martin, Jr. and the Company.

     10.19(3)    Stock Option Agreement dated as of May 2, 1996, between James M. Emanuel and the Company.

     10.20(1)    1996 Non-Employee Director Stock Option Plan.

     10.21(3)    Retention Agreements between the Company and each of Messrs. Isel,
                 Peterson, Boosales and Martin:
                 (a)   Isel
                 (b)   Peterson
                 (c)   Boosales
                 (d)   Martin

     10.21(4)    Loan Agreement dated October 15, 1996, between First Union National Bank of
                 Florida and the Company.



                                                EXHIBITS INDEX
    EXHIBIT
    NUMBER                                      EXHIBIT DESCRIPTION
    ------                                      -------------------
     10.22(4)    Revolving Line of Credit Promissory Note dated October 15, 1996, executed by the Company in favor of First Union National Bank of Florida.

     10.23(4)    Security Agreement dated October 15, 1996, executed by the Company in favor of First Union National Bank of Florida.

     10.24       Amendments No. 2 and 3 to the 1995 Stock Option Plan.

     27          Financial Data Schedules (for SEC use only).


____________

(1) Incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996.

(2) Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Registrant on July 15, 1996.

(3) Incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Registrant on July 18, 1996.

(4) Incorporated by reference to the Quarterly Report on Form 10-Q filed by the registrant on November 12, 1996.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                        STERILE RECOVERIES, INC.


                                        BY:     /s/ RICHARD T. ISEL
                                           ---------------------------------
                                           Richard T. Isel
                                           President and Chairman of the Board


Dated: March 24, 1997



    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.



          SIGNATURE                       TITLE                                     DATE
          ---------                       -----                                     ----


  /s/   RICHARD T. ISEL            President and Chief Executive Officer          March 24, 1997
------------------------------        and Director
      Richard T. Isel


  /s/   WAYNE R. PETERSON          Executive Vice President and                   March 24, 1997
------------------------------        Director
      Wayne R. Peterson


  /s/    JAMES T. BOOSALES         Executive Vice President,                      March 24, 1997
------------------------------         Chief Financial Officer and
      James T. Boosales                Director


  /s/   BERTRAM T. MARTIN, JR.     Executive Vice President,                      March 24, 1997
------------------------------         Chief Operating Officer and
    Bertram T. Martin, Jr.             Director

  /s/   JAMES M. EMANUEL           Director                                       March 24, 1997
------------------------------
         James M. Emanuel

  /s/   LEE KEMBERLING             Director                                       March 24, 1997
------------------------------
         Lee Kemberling
