Form 10-Q
period 1997-03-31
STERILE RECOVERIES INC
filed 1997-05-13
CIK 1014041

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q


(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

         [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _______ to  __________


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

              Number of outstanding shares of each class of Registrant's Common Stock as of April 23, 1997:

                   Common Stock, par value $.001 - 5,654,894

                                     INDEX


                                                                                                           PAGE
                                                                                                           -----
PART I           FINANCIAL INFORMATION

         Item 1  Financial Statements

                 Condensed Statements of Earnings for the three
                 month period ended March 31, 1997 (unaudited) and
                 three month period ended March 31, 1996 (unaudited) . . . . . . . . . . . . . . . . . . .    1

                 Condensed Balance Sheets as of March 31, 1997 (unaudited)
                 and December 31, 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2

                 Condensed Statements of Cash Flow for the three month
                 period ended March 31, 1997 (unaudited) and three month
                 period ended March 31, 1996 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . .  3

                 Notes to Condensed Financial Statements (unaudited) . . . . . . . . . . . . . . . . . . . .  4


         Item 2  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7


PART II          OTHER INFORMATION

         Item 1  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

         Item 2  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

         Item 3  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

         Item 4  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . 11

         Item 5  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

         Item 6  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11


SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12


                         PART I - FINANCIAL INFORMATION


Item 1.  Condensed Financial Statements

                            STERILE RECOVERIES, INC.
                        CONDENSED STATEMENTS OF EARNINGS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                                          Three Months
                                                                                              Ended
                                                                             March 31, 1997               March 31, 1996
                                                                             --------------               --------------
Revenues                                                                        $ 9,038                        $ 7,330
Cost of revenues                                                                  5,950                          5,024
                                                                                -------                        -------
     Gross profit                                                                 3,088                          2,306

Distribution expenses                                                               757                            722
Selling and administrative expenses                                               1.328                          1,067
                                                                                -------                        -------
     Income from operations                                                       1,003                            517

Interest expense (income), net                                                      (44)                           347
                                                                                -------                        -------
     Income before income tax expense                                             1,047                            170

Income tax expense                                                                  419                            --
                                                                                -------                        -------
     Net income                                                                 $   628                        $   170
                                                                                =======                        =======


Pro forma information

    Historical net income                                                                                      $   170
    Adjustment to historical income tax expense                                                                     68
                                                                                                               -------
    Pro forma net income                                                                                       $   102
                                                                                                               =======

    Historical (1997) and pro forma (1996) net
      income per common share, primary                                          $  0.11                        $  0.03
                                                                                =======                        =======

    Weighted average common shares outstanding,
         primary                                                                  5,806                          3.513
                                                                                =======                        =======




   See accompanying Notes to Condensed Financial Statements       Page 1 of 12

                            STERILE RECOVERIES, INC.
                            CONDENSED BALANCE SHEETS
                       (In thousands, except share data)





                                                                          March 31,              Dec. 31,
                                                                             1997                  1996
                                                                          ---------             ---------
                                                                         (unaudited)
                          ASSETS

Cash                                                                      $ 4,676                $ 5,199
Accounts receivable, net                                                    5,210                  5,253
Inventories                                                                 1,220                  1,240
Prepaid expenses and other assets                                             597                    530
Reusable surgical products, net of
 accumulated amortization of $2,807
 and $2,388, respectively                                                   7,628                  6,915
Property, plant and equipment, net                                          5,736                  5,102
Goodwill, net                                                                 543                    550
Deferred income taxes                                                         217                    217
                                                                          -------                -------

         Total assets                                                     $25,827                $25,006
                                                                          =======                =======


    LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable--related parties                                            $     -                $ 1,000
Accounts payable                                                            1,941                  1,360
Employee related accrued expenses                                             576                    901
Other accrued expenses                                                      1,175                    989
                                                                          -------                -------

         Total liabilities                                                  3,692                  4,250

Commitments and contingencies                                                   -                      -

Shareholders' equity
 Preferred stock--authorized 5,000,000 shares
  of $.001 par value; no shares issued and
  outstanding                                                                   -                      -
 Common stock--authorized 30,000,000 shares
  of $.001 par value; issued and outstanding
  5,652,894 and 5,521,189 shares respectively                                   6                      6
Additional paid-in capital                                                 20,127                 19,376
Retained earnings                                                           2,002                  1,374
                                                                          -------                -------

   Total shareholders' equity                                              22,135                 20,756
                                                                          -------                -------

   Total liabilities and shareholders' equity                             $25,827                $25,006
                                                                          =======                =======





   See accompanying Notes to Condensed Financial Statements       Page 2 of 12

                            STERILE RECOVERIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOW
                       (In thousands, except share data)
                                 (unaudited)

                                                                                        Three Months
                                                                                           Ended
                                                                               March 31,              March 31,
                                                                                 1997                    1996
                                                                               --------                --------
Increase (decrease) in cash

Cash flows from operating activities
  Net income                                                                   $    628                $    170
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                                   146                     113
    Amortization of reusable surgical products                                      425                     255
    Provision for reusable surgical products shrinkage                              136                      61

    Change in assets and liabilities (net of business
      combination)
      Accounts receivable                                                            43                    (390)
      Inventories                                                                    20                    (167)
      Prepaid expenses and other assets                                             (67)                     47
      Accounts payable                                                              581                     239
      Accrued expenses                                                             (139)                   (290)
                                                                               --------                --------
        Net cash provided by operating activities                                 1.773                      38
                                                                               --------                --------

Cash flows from investing activities
  Purchases of property, plant and equipment                                       (772)                   (191)
  Purchases of reusable surgical products                                        (1,275)                   (805)
  Payment for acquisition of business, net of cash
    acquired                                                                         -                        6
                                                                               --------                --------
        Net cash used in investing activities                                    (2,047)                   (990)
                                                                               --------                --------

Cash flows from financing activities
   Proceeds from convertible demand notes                                            -                    1,000
   Payments on related party debt                                                  (250)                     -
   Payments on acquisition debt                                                      -                     (400)
   Net proceeds from working capital facility                                        -                      165
   Net proceeds from issuance of common stock                                         1                     300
                                                                               --------                --------
        Net cash provided by (used in) financing activities                        (249)                  1,065
                                                                               --------                --------

   Increase (decrease) in cash                                                     (523)                    113
   Cash and cash equivalents at beginning of period                               5,199                     252
                                                                               --------                --------
   Cash and cash equivalents at end of period                                  $  4,676                $    365
                                                                               ========                ========

   Supplemental cash flow information
     Cash paid for interest                                                    $     26                $    419
                                                                               ========                ========
     Cash paid for income taxes                                                $    258                $     -
                                                                               ========                ========

   Supplemental schedule of non-cash investing activities:
     Purchase of Surgipro
       Fair value of assets acquired                                           $     -                 $    952
       Cash received                                                                 -                        6
       Common stock issued                                                           -                     (526)
                                                                               --------                --------

       Liabilities incurred or assumed                                         $     -                 $    432
                                                                               ========                ========

          Conversion of Convertible Demand Note into 128,205
          shares of Common Stock                                               $    750                $     -
                                                                               ========                ========



   See accompanying Notes to Condensed Financial Statements       Page 3 of 12

                            STERILE RECOVERIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)     Basis of Presentation.   The accompanying unaudited
                 condensed financial statements of Sterile Recoveries, Inc. (the "Company") have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting principles for interim financial statements and include those accounting policies disclosed in the Company's Form 10-K for year ended December 31, 1996 filed with the Securities and
                 Exchange Commission.   In the opinion of management, all
                 adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 1997. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K.

         (b)     Pro Forma Income Taxes.   Pro forma income taxes are
                 reported as though the Company had been a C Corporation since January 1, 1996, using an effective tax rate of approximately 40%, which approximates the statutory rate, as follows:

                                                                               Three Months Ended
                                                                                  March 31,1996
                                                                                 (in thousands)
                 Historical income before income taxes                              $ 170
                 Pro forma income tax expense                                          68
                                                                                    -----
                 Pro forma net income                                               $ 102
                                                                                    =====

                          The Company will use this pro forma presentation of
                 1996 operations for the interim reporting periods of 1997, and will adjust 1996 historical income tax expense to reflect an effective tax rate of approximately 40%.

                          The Company presented no income tax expense on a pro
                 forma basis for the first three quarters of 1996 (included in the Form S-1 and Forms 10-Q, respectively), as it was assumed that the Company's net operating basis for 1994 and 1995 was carried forward to offset the income presented. The utilization of net operating losses is not assumed for the 1997 interim reports to enhance the comparability between the periods.

STERILE RECOVERIES, INC.
Notes to Financial Statements (Cont'd.)


         (c)     Historical Income Taxes.   Historical income taxes for 1997
                 have been computed using an effective tax rate of 40%. This effective tax rate may vary as additional historical data becomes available.


         (d)     Historical (1997) and Pro Forma (1996) Net Income Per Common
                 Share.   Net income per common share is computed by
                 dividing net income by the weighted average number of shares of Common Stock outstanding. Net income for 1996 includes a pro forma provision for income taxes assuming the Company had been subject to income taxes since January 1, 1996.

                          Net income per common share has been computed by
                 dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive common stock equivalents (stock options), using the treasury stock method.

                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                     1997               1996
                                                                                     ----               ----
                 Actual weighted average shares
                    outstanding                                                   5,572,894           3,255,807
                 Additional shares                                                  233,513             257,008
                                                                                  ---------           ---------
                 Weighted average shares used in
                    income per share calculation - primary                        5,806,407           3,512,815
                                                                                  =========           =========


                          Fully diluted and primary share calculations result
                 in the same net income per common share.

2.       INDEBTEDNESS

                          In March 1996, the Company borrowed $1,000,000 from a
                 director pursuant to an 8.5% Convertible Demand Promissory Note that was secured by a first lien on the Company's Houston, Texas facility and the equipment located at the facility. Beginning on March 1, 1997, the Convertible Note was payable on demand and redeemable by the Company for face value. At any time before that date, up to $750,000 of the Convertible Note was convertible into Common Stock at $5.85 per share. The $250,000 balance was not convertible and was payable on maturity. Seven hundred fifty thousand dollars ($750,000) of the note was converted on February 24, 1997 into 128,205 shares, the remaining principal was repaid, and the lien on the Company's Houston, Texas facility was removed.

                          Currently, there are no borrowings under the $15.0
                 million unsecured revolving credit facility the Company has established with First Union National Bank of Florida.

STERILE RECOVERIES, INC.
Notes to Financial Statements (Cont'd.)



3.       ACQUISITION TRANSACTION

                          The following unaudited pro forma financial
                 information assumes that the acquisition of Surgipro had occurred at the beginning of 1996 after giving effect to certain pro forma adjustments including, among others, adjustments to reflect amortization of goodwill. The pro forma information is presented for informational purposes only and might not reflect actual results had the purchase occurred at the beginning of 1996.



                                                                       Three Months
                                                                           Ended
                                                                       March 31,1996
                                                                       -------------
                                                                       (In thousands,
                                                                    except per share data)
                 Revenues                                                 $ 7,444
                 Net income after income tax expense                      $    73
                 Net income per common share, primary                     $   .02


4.       NEW ACCOUNTING PRONOUNCEMENT

                          The FASB has issued Statement of Financial Accounting
                 Standards No. 128, EARNINGS PER SHARE, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share, and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This report, other documents that are publicly disseminated by the Company, and oral statements that are made on behalf of the Company contain or might contain both statements of historical fact and forward-looking statements. Examples of forward-looking statements include: (i) projections of revenue, earnings, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management, (iii) statements of future economic performance, and (iv) assumptions underlying statements regarding the Company or its business. See "Business - Certain Considerations" in the Company's Annual Report on Form 10-K for 1996 for additional information regarding forward-looking statements, including a list of important factors, risks, and uncertainties that could cause actual results to differ materially from any forward-looking statements.

OVERVIEW

         The Company provides hospitals and surgery centers with a comprehensive surgical procedure-based delivery and retrieval service for reusable gowns, towels, drapes, and basins and provides other disposable products necessary for surgery. At eight regional facilities, the Company collects, sorts, cleans, inspects, packages, sterilizes, and delivers its reusable products on a just-in-time basis. The Company offers an integrated "closed-loop" reprocessing service that uses two of the most technologically advanced reusable textiles: (i) a GORE(R) Surgical Barrier Fabric for gowns and drapes that is breathable yet liquidproof and provides a viral/bacterial barrier and (ii) an advanced microfiber polyester surgical fabric for gowns and drapes that is liquid and bacterial resistant. The Company believes that its reusable surgical products made from these fabrics provide protection and comfort that are superior to disposable alternatives.

         The Company purchased the assets of its business from AMSCO Sterile Recoveries, Inc., an indirect wholly-owned subsidiary of AMSCO International, Inc., on July 31, 1994 (the "Acquisition").

RESULTS OF EARNINGS

         The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in the statement of earnings of the Company.





Gore(R) Surgical Barrier Fabric is a registered trademark of W.L. Gore & Associates, Inc.

                                                      Three Months Ended
                                              March 31, 1997       March 31, 1996
                                              --------------       --------------

Revenues                                           100.0%                100.0%
Cost of revenues                                    65.8                  68.5
                                                   -----                 -----
   Gross profit                                     34.2                  31.5
Distribution expense                                 8.4                   9.9
Selling and administrative expenses                 14.7                  14.5
                                                   -----                ------
   Income from operations                           11.1                   7.1
Interest expense (income),net                       (0.5)                  4.8
                                                   -----                ------
   Income before income taxes                       11.6                   2.3
Income tax expense                                   4.6                    -
                                                   -----                ------
Historical net income                                7.0                   2.3
Pro forma income tax expense                          -                     .9
                                                   -----                ------

Historical (1997) and pro forma (1996)
   net income                                        7.0%                  1.4%
                                                   =====                ======


THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

         REVENUES. The Company's revenues increased $1.7 million, or 23.3%, to $9.0 million in the first quarter of 1997 from $7.3 million in the first quarter of 1996. The revenue increases were equally attributable to new customers and increased revenues from current customers.

         GROSS PROFIT.   Gross profit increased $782,000, or 33.9%, to $3.1
million in the first quarter of 1997 from $2.3 million in the first quarter of 1996. The improvement in gross profit is largely attributable to labor efficiencies in the pack room and the economies of scale associated with spreading fixed costs over more revenues. These favorable developments were partially offset by higher amortization expense of reusable surgical products as the Company supplements the products purchased in the Acquisition with products purchased at current higher replacement cost. Increased revenues from relatively lower margin disposable surgical products also offset some of the efficiency gains.

         DISTRIBUTION EXPENSES. Distribution expenses increased $35,000, or 4.8%, to $757,000 in the first quarter of 1997 from $722,000 in the first
quarter of 1996.   Distribution expenses as a percentage of revenues decreased
1.5% to 8.4% in the first quarter of 1997 from 9.9% in the first quarter of 1996. The improvement in distribution expenses as a percentage of revenues resulted primarily from efficiencies derived from delivering more volume over existing routes, and from adding additional routes and equipment at a slower pace than revenue growth.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $261,000, or 24.5% to $1.3 million in the first quarter of 1997 from $1.1 million in the first quarter of 1996. As a percentage of revenues, selling and administrative expenses increased 0.2% to 14.7% during the first quarter of 1997 from 14.5% during the first quarter of 1996. Though more than doubling its sales force since the first quarter of 1996, the Company continues to leverage administrative costs over more revenues, resulting in only a 0.2% increase.

         INTEREST EXPENSE (INCOME), NET.   Interest expense decreased $391,000,
or 112.7%, to a positive income ($44,000) in the first quarter of 1997 from an expense of $347,000 in the first quarter of 1996. As a percentage of revenues, interest expense decreased 5.3% to (0.5%) during the first quarter of 1997 from 4.8% during the first quarter of 1996, primarily due to the elimination of acquisition debt to Amsco Sterile repaid in July 1996 from the proceeds of the Company's public offering, and the interest and other income earned from investing excess cash.

         INCOME BEFORE INCOME TAX EXPENSE.   As a result of the foregoing, the
Company's income before taxes increased to $1.0 million in the first quarter of 1997, from income before taxes of $170,000 in the first quarter of 1996. As a percentage of revenues, income before taxes in the first quarter of 1997 was 11.6% of revenues compared to income before taxes of 2.3% of revenues in the first quarter of 1996.

         INCOME TAX EXPENSE.   The statement of earnings for 1996 reflects the
pro forma effect on income taxes as if the Company had been a C Corporation since January 1, 1996.

         NET INCOME PER SHARE.   The Company recorded a net income per share of
$0.11 on a primary per share basis for the first quarter of 1997, compared with $0.03 primary pro forma per share net income in the first quarter of 1996.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's positive cash flow from operating activities was $1.8 million during the first three months of 1997, compared to $38,000 during the first three months of 1996. The increase in cash from operating activities resulted primarily from increased net income before amortization and depreciation expense, increased collections of accounts receivable, and better management of accounts payable.

         The Company used approximately $1.1 million more net cash in investing activities in the first three months of 1997 than in the first three months of 1996. The Company has made capital expenditures in the first three months of 1997 for equipment of $772,000 and for reusable surgical products of $1.3 million as compared to $191,000 for equipment and $805,000 for reusable surgical products during the first three months of 1996. These expenditures were funded primarily by cash provided by operating activities.

         On February 24, 1997, a director converted $750,000 of a $1,000,000 convertible demand promissory note into 128,205 shares of the Company's Common Stock, and the Company repaid the remaining principal of $250,000.

         As of March 31, 1997, the Company had cash of approximately $4.7 million, consisting primarily of the remaining proceeds of its public offering. Excess cash and cash generated from operations will be used to fund purchases of additional stocks of reusable surgical products, primarily to support anticipated growth in revenues, and other capital expenditures as necessary to support additional facility capacity.

         Currently, there are no borrowings under the $15.0 million unsecured revolving credit facility the Company has established with First Union National Bank of Florida.

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

         None.


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K


                              REPORTS ON FORM 8-K

         The Company did not file a report on Form 8-K during the three months ended March 31, 1997.


                                   Exhibits
                                   --------
       27      Financial Data Schedule (for SEC use only)

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        STERILE RECOVERIES, INC.


Date: May 12, 1997                         By:     /s/ James T. Boosales
                                              --------------------------------
                                                  James T. Boosales
                                                  Executive Vice President and
                                                  Chief Financial Officer