Form 10-Q
period 1997-06-30
STERILE RECOVERIES INC
filed 1997-08-13
CIK 1014041

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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
         Yes   X   No
            ------   ------

Number of outstanding shares of each class of Registrant's Common Stock as of July 30, 1997:

                    Common Stock, par value $.001 - 5,658,094

                                      INDEX



PART I            FINANCIAL INFORMATION                                                                         PAGE
                                                                                                                ----
         Item 1   Financial Statements

                  Condensed Statements of Earnings for the three month
                  period and six month period ended June 30, 1997
                  (unaudited) and three month period and six month
                  period ended June 30, 1996 (unaudited)........................................................ 1

                  Condensed Balance Sheets as of June 30, 1997 (unaudited)
                  and December 31, 1996 ........................................................................ 2

                  Condensed Statements of Cash Flow for the six month
                  period ended June 30, 1997 (unaudited) and the six
                  period ended June 30, 1996 (unaudited)........................................................ 3

                  Notes to Condensed Financial Statements (unaudited)........................................... 4


         Item 2   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................................................... 7

PART II           OTHER INFORMATION

         Item 1   Legal Proceedings.............................................................................13

         Item 2   Changes in Securities.........................................................................13

         Item 3   Defaults Upon Senior Securities...............................................................13

         Item 4   Submission of Matters to a Vote of Security Holders...........................................13

         Item 5   Other Information.............................................................................13

         Item 6   Exhibits and Reports on Form 8-K..............................................................13


SIGNATURE.......................................................................................................14

                         PART I - FINANCIAL INFORMATION


Item 1.  Condensed Financial Statements

                            STERILE RECOVERIES, INC.
                        CONDENSED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)
                                   (unaudited)

                                          Three Months Ended     Six Months Ended
                                               June 30,                June 30,
                                        --------------------   --------------------
                                           1997       1996        1997       1996
                                        --------    --------   --------    --------
Revenues                                $  9,675    $  7,953   $ 18,712    $ 15,284
Cost of revenues                           6,470       5,398     12,419      10,422
                                        --------    --------   --------    --------
     Gross profit                          3,205       2,555      6,293       4,862

Distribution expenses                        729         749      1,486       1,472
Selling and administrative expenses        1,395       1,200      2,723       2,267
                                        --------    --------   --------    --------
     Income from operations                1,081         606      2,084       1,123

Interest expense (income), net               (38)        345        (82)        692
                                        --------    --------   --------    --------
     Income before income tax expense      1,119         261      2,166         431

Income tax expense                           431          --        850          --
                                        --------    --------   --------    --------
     Net income                         $    688    $    261   $  1,316    $    431
                                        ========    ========   ========    ========




Pro forma information

    Historical net income               $    688    $    261   $  1,316    $    431
    Pro forma income tax expense              --         100         --         166
                                        --------    --------   --------    --------

    Pro forma net income                $    688    $    161   $  1,316    $    265
                                        ========    ========   ========    ========


    Historical(1997)and pro forma
      (1996) net income per common
         share, primary                 $   0.12    $   0.05   $   0.22    $   0.08
                                        ========    ========   ========    ========

    Weighted average common shares
      outstanding, primary                 5,897       3,513      5,851       3,513
                                        ========    ========   ========    ========


        See accompanying Notes to Condensed Financial Statements    Page 1 of 14

                            STERILE RECOVERIES, INC.
                            CONDENSED BALANCE SHEETS
                        (In thousands, except share data)

                                                                     June 30,              Dec. 31,
                                                                       1997                  1996
                                                                   -----------            ----------
                                                                   (unaudited)
                           ASSETS
Cash                                                                $ 3,299                $ 5,199
Accounts receivable, net                                              5,236                  5,253
Inventories                                                           1,608                  1,240
Prepaid expenses and other assets                                       648                    530
Reusable surgical products, net of
 accumulated amortization of $3,278
 and $2,388, respectively                                             8,458                  6,915
Property, plant and equipment, net                                    6,452                  5,102
Goodwill, net                                                           536                    550
Deferred income taxes                                                   217                    217
                                                                    -------                 ------

         Total assets                                               $26,454                $25,006
                                                                    =======                =======


    LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable--related parties                                      $  --                  $ 1,000
Accounts payable                                                      2,405                  1,360
Employee related accrued expenses                                       752                    901
Other accrued expenses                                                  460                    989
                                                                    -------                -------

         Total liabilities                                          $ 3,617                $ 4,250

Commitments and contingencies                                          --                     --

Shareholders' equity
 Preferred stock--authorized 5,000,000 shares
  of $.001 par value; no shares issued and
  outstanding                                                          --                     --
 Common stock--authorized 30,000,000 shares
  of $.001 par value; issued and outstanding
  5,656,094 and 5,521,189 shares respectively                             6                      6
Additional paid-in capital                                           20,140                 19,376
Retained earnings                                                     2,691                  1,374
                                                                    -------                -------

   Total shareholders' equity                                        22,837                 20,756
                                                                    -------                -------

   Total liabilities and shareholders' equity                       $26,454                $25,006
                                                                    =======                =======


     See accompanying Notes to Condensed Financial Statements     Page 2 of 14

                            STERILE RECOVERIES, INC.
                        CONDENSED STATEMENTS OF CASH FLOW
                        (In thousands, except share data)
                                   (unaudited)






                                                                             Six months ended
                                                                                 June 30,
                                                                            ------------------
                                                                              1997       1996
                                                                            -------    -------
 Increase (decrease) in cash Cash flows from operating activities:
    Net income ..........................................................   $ 1,316    $   431
    Adjustments to reconcile net income to net cash provided by operating activities:

      Depreciation and amortization .....................................       297        237
      (Gain) Loss on sale of equipment/reusable surgical products .......        (1)         0
      Amortization of reusable surgical products ........................       906        529
      Provision for reusable surgical products shrinkage ................       282        163

      Change in assets and liabilities (net of business combination):
        Accounts receivable .............................................        17       (849)
        Inventories .....................................................      (362)      (192)
        Prepaid expenses and other assets ...............................      (115)      (147)
        Accounts payable ................................................     1,044        474
        Accrued expenses ................................................      (626)       132
                                                                            -------    -------

          Net cash provided by operating activities .....................     2,758        778
                                                                            -------    -------

Cash flows from investing activities:
    Purchases of property, plant and equipment ..........................    (1,636)      (428)
    Purchases of reusable surgical products .............................    (2,741)    (1,675)
    Proceeds from sale of equipment/reusable surgical products ..........         6          0
    Payment for acquisition of business, net of cash acquired ...........         0          6
                                                                            -------    -------

          Net cash used in investing activities .........................    (4,371)     2,097
                                                                            -------    -------

Cash flows from financing activities:
    Proceeds from convertible demand notes ..............................         0      1,000
    Payments on related party debt ......................................      (250)         0
    Payments on acquisition debt ........................................         0       (658)
    Net proceeds from working capital facility ..........................         0        694
    Net proceeds from issuance of common stock ..........................       (37)       300
                                                                            -------    -------
          Net cash provided by (used in) financing activities ...........      (287)     1,336
                                                                            -------    -------

Increase (decrease) in cash .............................................    (1,900)        17
Cash and cash equivalents at beginning of period ........................     5,199        251
                                                                            -------    -------
Cash and cash equivalents at end of period ..............................   $ 3,299    $   268
                                                                            =======    =======

Supplemental cash flow information:
    Cash paid for interest ..............................................   $    35    $   679
                                                                            =======    =======
    Cash paid for income taxes ..........................................   $ 1,098    $  --
                                                                            =======    =======

Supplemental schedule of non-cash investing activities:
    Purchase of Surgipro (1996)
       Fair value of assets acquired ....................................   $  --      $   952
       Cash received ....................................................         0          6
       Common stock issued ..............................................         0       (526)
                                                                            -------    -------

       Liabilities incurred or assumed ..................................   $  --      $   432
                                                                            =======    =======

    Conversion of Convertible Demand Note into 128,205
    shares of Common Stock ..............................................   $   750    $  --
                                                                            =======    =======

        See accompanying Notes to Condensed Financial Statements    Page 3 of 14

                            STERILE RECOVERIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a) Basis of Presentation. The accompanying unaudited condensed financial statements of Sterile Recoveries, Inc. (the "Company") have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with generally accepted accounting principles. financial reporting conform with generally accepted accounting principles for interim financial statements and include those accounting policies disclosed in the Company's Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission. adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 1997. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K.

         (b) Pro Forma Income Taxes. Pro forma income taxes are reported as though the Company had been a C Corporation since January 1, 1996, using an effective tax rate of approximately 38.5%, which approxi mates the statutory rate, as follows:

                                                          Three Months Ended    Six Months Ended
                                                             June 30,1996         June 30, 1996
                                                            (in thousands)        (in thousands)

                  Historical income before
                      income taxes                              $ 261                    $ 431
                  Pro forma income tax expense                    100                      166
                                                                -----                    -----
                  Pro forma net income                          $ 161                    $ 265
                                                                =====                    =====

                           The Company will use this pro forma presentation of
                  1996 operations for the interim reporting periods of 1997, and will adjust 1996 historical income tax expense to reflect an effective tax rate of approximately 38.5%.

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

STERILE RECOVERIES, INC.
Notes to Financial Statements (Cont'd.)




         (c) Historical Income Taxes. Historical income taxes for 1997 have been computed using an effective tax rate of 38.5%. This effective tax rate may vary as additional historical data becomes available.

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

                                                     Three Months                 Six Months
                                                    Ended June 30,              Ended June 30,
                                               -----------------------     ----------------------
                                                  1997          1996          1997         1996
                                               ---------     ---------     ---------    ---------
         Actual weighted average
            shares outstanding                 5,655,628     3,311,448     5,614,261    3,311,448
         Additional shares                       240,977       201,367       237,197      201,367
                                               ---------     ---------     ---------    ---------
         Weighted average shares
            used in income per
            share calculation -
            primary                            5,896,605     3,512,815     5,851,458    3,512,815
                                               =========     =========     =========    =========

                           Fully diluted and primary share calculations result
                  in the same net income per common share.

2.       INDEBTEDNESS

                           In March 1996, the Company borrowed $1,000,000 from a
                  director pursuant to an 8.5% Convertible Demand Promissory Note that was secured by a first lien on the Company's Houston, Texas facility and the equipment located at the facility. Beginning on March 1, 1997, the Convertible Note was payable on demand and redeemable at the Company's option for face value. At any time before that date, the holder could convert up to $750,000 of the Convertible Note into Common Stock at $5.85 per share. The remaining $250,000 principal balance was not convertible and was payable on maturity. The holder of the note converted seven hundred fifty thousand dollars ($750,000) of the note into 128,205 shares on February 24, 1997. Also on that date, the Company repaid the remaining $250,000 principal balance of the note, and the note holder released his lien on the Company's Houston, Texas facility.

                           The Company has no current borrowings under its $15.0
                  million unsecured revolving credit facility with First Union National Bank.

STERILE RECOVERIES, INC.
Notes to Financial Statements (Cont'd)


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

                                                                                 Six Months Ended
                                                                                   June 30, 1996
                                                                                   -------------
                                                                                  (In thousands,
                                                                              except per share data)
                  Revenues                                                           $15,398
                  Net income after income tax expense                                $   236
                  Net income per common share, primary                               $  0.07

4.       NEW ACCOUNTING PRONOUNCEMENT

                           The FASB has issued Statement of Financial Accounting
                  Standards No. 128, EARNINGS PER SHARE, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share, and requires presenta tion of basic and diluted earnings per share together with disclo sure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

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

                                          Three Months Ended  Six Months Ended
                                               June 30,            June 30,
                                           ----------------   ----------------
                                            1997      1996     1997      1996
                                           ------    ------   ------    ------
Revenues .............................     100.0%    100.0%   100.0%    100.0%
Cost of revenues .....................      66.9      67.9     66.4      68.2
                                           -----     -----    -----     -----
   Gross profit ......................      33.1      32.1     33.6      31.8
Distribution expense .................       7.5       9.4      7.9       9.6
Selling and administrative expenses ..      14.4      15.1     14.6      14.9
                                           -----     -----    -----     -----
   Income from operations ............      11.2       7.6     11.1       7.3
Interest expense (income), net........       (.4)      4.3      (.5)      4.5
                                           -----     -----    -----     -----
   Income before income taxes ........      11.6       3.3     11.6       2.8
Income tax expense ...................       4.5       --       4.6       --
                                           -----     -----    -----     -----
Historical net income ................       7.1       3.3      7.0       2.8
Pro forma income tax expense .........       --        1.3      --        1.1
                                           -----     -----    -----     -----

Historical (1997) and pro forma (1996)
   net income ........................       7.1%      2.0%     7.0%      1.7%
                                           =====     =====    =====     =====


Gore(R) Surgical Barrier Fabric is a registered trademark of W.L. Gore & Associates, Inc.

         REVENUES. The Company's revenues increased $1.7 million, or 21.7%, to $9.7 million in the three months ended June 30, 1997, from $8.0 million in the three months ended June 30, 1996. In the six months ended June 30, 1997, the Company's revenues increased $3.4 million, or 22.4%, to $18.7 million, from $15.3 million in the six months ended June 30, 1996. The revenue increases were equally attributable to new customers and increased revenues from current customers.

         GROSS PROFIT. Gross profit increased $650,000, or 25.4%, to $3.2 million in the three months ended June 30, 1997, from $2.6 million in the three months ended June 30, 1996; and $1.4 million, or 29.4%, to $6.3 million in the six months ended June 30, 1997, from $4.9 million in the six months ended June 30, 1996. The improvement in gross profit is largely attributable to labor efficiencies in the pack room and the economies of scale associated with spreading fixed costs over more revenues. These favorable developments were partially offset by higher amortiza tion expense of reusable surgical products as the Company supplements the products purchased in the Acquisition with products purchased at current higher replacement cost. Increased revenues from relatively lower margin disposable surgical products also offset some of the efficiency gains. The Company's reopening of its Dallas facility in April 1997 caused it to incur higher production costs due to slower than expected ramp-up of the facility to full efficiency and duplication of expenses as the Company transferred business from Houston to Dallas.

         DISTRIBUTION EXPENSES. Distribution expenses decreased $20,000, or 2.7%, to $729,000 in the three months ended June 30, 1997, from $749,000 in the three months ended June 30, 1996; and increased $14,000, or 1.0% to $1,486,000 in the six months ended June 30, 1997, from $1,472,000 in the six months ended June 30, 1996. Distribution expenses as a percentage of revenues decreased 1.9% to 7.5% in the three months ended June 30, 1997, from 9.4% in the three months ended June 30, 1996; and 1.7% to 7.9% in the six months ended June 30, 1997, from 9.6% in the six months ended June 30, 1996. The improvement in distribution expenses as a percentage of revenues resulted from efficiencies derived from delivering more volume over existing routes, from adding additional routes and equipment at a slower pace than revenue growth, and from a renegotiated fleet contract.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $195,000, or 16.3%, to $1.4 million in the three months ended June 30, 1997, from $1.2 million in the three months ended June 30, 1996; and $456,000, or 20.1%, to $2.7 million in the six months ended June 30, 1997, from $2.3 million in the six months ended June 30, 1996. As a percentage of revenues, selling and administrative expenses decreased .7% to 14.4% during the three months ended June 30, 1997, from 15.1% during the three months ended June 30, 1996; and .3% to 14.6% in the six months ended June 30, 1997, from 14.9% during the six months ended June 30, 1996. Though significantly increasing its sales force since the second quarter of 1996, the Company continues to leverage administrative costs over more revenues.

         INTEREST EXPENSE (INCOME), NET. Interest expense decreased $383,000, or 111.0%, to a positive income of ($38,000) in the three months ended June 30, 1997, from an expense of $345,000 in the three months ended June 30, 1996; and decreased $774,000, or 111.8%, to a positive income of ($82,000) in the six months ended June

30, 1997, from an expense of $692,000 in the six months ended June 30, 1996. As a percentage of revenues, interest expense decreased 4.7% to (0.4)% during the three months ended June 30, 1997, from 4.3% during the three months ended June 30, 1996; and decreased 5.0% to (0.5)% in the six months ended June 30, 1997, from 4.5% in the six months ended June 30, 1996, primarily due to the elimination of acquisition debt to Amsco Sterile repaid in July 1996 from the proceeds of the Company's public offering, and the interest and other income earned from investing excess cash.

         INCOME BEFORE INCOME TAX EXPENSE. As a result of the foregoing, the Company's income before taxes increased to $1.1 million in the three months ended June 30, 1997, from income before taxes of $261,000 in the three months ended June 30, 1996; and to $2.2 million in the six months ended June 30, 1997, from income before taxes of $431,000 in the six months ended June 30, 1996. As a percentage of revenues, income before taxes in the three months ended June 30, 1997 was 11.6% of revenues compared to income before taxes of 3.3% of revenues in the three months ended June 30, 1996; income before taxes in the six months ended June 30, 1997 was 11.6% of revenues compared to 2.8% in the six months ended June 30, 1996.

         INCOME TAX EXPENSE. The statement of earnings for 1996 reflects the pro forma effect on income taxes as if the Company had been a C Corporation since January 1, 1996.

         NET INCOME PER SHARE. The Company recorded a net income per share of $0.12 on a primary per share basis for the three months ended June 30, 1997, compared with $0.07 historical primary per share net income (or $0.05 adjusted for pro forma primary per share net income) in the three months ended June 30, 1996; and net income per share of $0.22 on a primary per share basis for the six months ended June 30, 1997 compared with $0.12 historical primary per share net income (or $0.08 adjusted for primary pro forma per share net income) in the six months ended June 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's positive cash flow from operating activities was $2.8 million during the six months ended June 30, 1997, compared to $778,000 during the six months ended June 30, 1996. The increase in cash from operating activities resulted primarily from increased net income before amortization and depreciation expense, increased collections of accounts receivable, and better management of accounts payable, and was partially offset by a decrease in accrued expenses.

         The Company used approximately $2.3 million more net cash in investing activities in the six months ended June 30, 1997 than in the six months ended June 30, 1996. The Company has made capital expenditures in the six months ended June 30, 1997 for equipment (primarily additional washers, dryers and sterilizers) of $1.6 million and for reusable surgical products of $2.7 million as compared to $428,000 for equipment and $1.7 million for reusable surgical products during the six months ended June 30, 1996. These expenditures were funded primarily by cash provided by operating activities and excess cash from the proceeds of the Company's public offering.

         As of June 30, 1997, the Company had cash of approximately $3.3 million, consisting primarily of the remaining proceeds of its public offering. Excess cash and cash generated from operations will be used to fund purchases of additional stocks of reusable surgical products, primarily to support anticipated growth in revenues, and other capital expenditures as necessary to support additional facility capacity.

         The Company does not have any borrowings under its $15.0 million unsecured revolving credit facility with First Union National Bank.

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

FACTORS THAT MIGHT AFFECT FUTURE RESULTS

         This report, other documents that are publicly disseminated by the Company, and oral statements that are made on behalf of the Company contain or might contain both statements of historical fact and forward-looking statements. Examples of forward-looking statements include: (i) projections of revenue, earnings, capital structure, and other financial items, (ii) statements of the plans and objectives of the Company and its management, (iii) statements of future economic performance, and (iv) assumptions underlying statements regarding the Company or its business. The cautionary statements set forth below discuss important factors that could cause actual results to differ materially from any forward-looking statements.

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

         Competition. The Company's business is highly competitive. The Company's competitors include a number of distributors and manufacturers, as well as the in-house reprocessing operations of hospitals. Certain of the Company's existing and potential competitors possess substantially greater resources than the Company, and the Company's market is dominated by their disposable products. Some of the Company's competitors serve as the sole supplier of a wide assortment of products to a significant number of hospitals. The Company does not provide an array of products as complete as those provided by some of its competitors, which in some instances is a competitive disadvantage. There is no assurance that the Company will be able to compete effectively with existing or potential competitors.

         Dependence on Key Executives. The Company is largely dependent upon the management expertise and experience of Richard T. Isel, Wayne R. Peterson, James
T. Boosales, and Bertram T. Martin, Jr., its principal officers. Mr. Isel underwent heart bypass surgery in March 1996, and continues to receive follow-up treatment. He has returned to work on a full-time basis, but there is no assurance his condition will permit him to continue providing the same level of service to the Company he provided before his surgery. The loss of the services of one or more of these key employees could have a material adverse effect on the Company.

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

         Increasing Replacement and Amortization Costs. SRI acquired its equipment and surgical products at a cost substantially below both their original cost and current replacement cost, which has resulted in lower depreciation, amortization, and shrinkage expense for those assets since the Acquisition, as compared to the expenses incurred by Amsco Sterile. Since the Acquisition, SRI has purchased equipment and surgical products at current replacement cost, resulting in increased depreciation, amortization, and shrinkage expense. SRI amortizes its reusable surgical products on a per use basis. If the products' actual number of uses proves to be shorter than SRI's current estimates, SRI's annual product amortization expense would increase, which would adversely affect its profitability. The amount of shrinkage (loss and scrap of reusable surgical products) experienced by the Company is influenced by a variety of factors including the customers' surgical product rotation and operating room control procedures, the Company's internal tracking of reusable surgical products through bar coding and the Company's increased use of standardized surgical packs.

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

         None.


Item 3.           Defaults Upon Senior Securities

         None.


Item 4.           Submission of Matters to a Vote of Security Holders

         At the annual meeting of the Company's shareholders on April 30, 1997, the shareholders voted on a proposal to elect James T. Boosales and Lee
         R. Kemberling as directors of the Company to serve until the 2000 annual meeting. The following sets forth the votes in this election:

          Director                       Votes For                   Votes Against or Withheld
          -------                        --------                    -------------------------
        James T. Boosales                5,201,994                            3,125
        Lee R. Kemberling                5,201,894                            3,225


         Richard T. Isel, Wayne R. Peterson, Bertram T. Martin, Jr., and James
         M. Emanuel continue to serve as directors. The shareholders also approved amendments to the Company's 1995 Stock Option Plan, including an increase in the number of shares included in the Plan from 500,000 to 700,000 by a vote of 4,983,050 votes for and 213,251 votes against or withheld.



Item 5.           Other Information

         None.


Item 6.           Exhibits and Reports on Form 8-K

                                   EXHIBITS

         27  -  Financial Data Schedule (for SEC use only).


                               REPORTS ON FORM 8-K

         The Company did not file a report on Form 8-K during the six months ended June 30, 1997.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    STERILE RECOVERIES, INC.


Date: August 11, 1997               By:      /s/   James T. Boosales
                                             ----------------------------
                                             James T. Boosales
                                             Executive Vice President and
                                             Chief Financial Officer