Form 10-Q
period 1997-09-30
STERILE RECOVERIES INC
filed 1997-11-07
CIK 1014041

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

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


                     28100 U.S. HIGHWAY 19 NORTH, SUITE 201
                            CLEARWATER, FLORIDA 33761
                    (Address of Principal Executive Offices)


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

         Number of outstanding shares of each class of Registrant's Common Stock as of October 16, 1997:

                    Common Stock, par value $.001 - 5,659,694

                                      INDEX




                                                                            PAGE
                                                                            ----
PART I            FINANCIAL INFORMATION

      Item 1      Financial Statements

                  Condensed Statements of Earnings for the three month
                  period and nine month period ended September 30, 1997
                  (unaudited) and three month period and nine
                  month period ended September 30, 1996 (unaudited)........   1

                  Condensed Balance Sheets as of September 30, 1997
                  (unaudited) and December 31, 1996 .......................   2

                  Condensed Statements of Cash Flow for the nine month
                  period ended September 30, 1997 (unaudited) and the
                  nine month period ended September 30, 1996 (unaudited)...   3

                  Notes to Condensed Financial Statements (unaudited)......   4


      Item 2      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................   7


PART II           OTHER INFORMATION

      Item 1      Legal Proceedings........................................  12

      Item 2      Changes in Securities....................................  12

      Item 3      Defaults Upon Senior Securities..........................  12

      Item 4      Submission of Matters to a Vote of Security Holders......  12

      Item 5      Other Information........................................  12

      Item 6      Exhibits and Reports on Form 8-K.........................  12

SIGNATURE..................................................................  13

                         PART I - FINANCIAL INFORMATION


Item 1.  Condensed Financial Statements

                            STERILE RECOVERIES, INC.
                        CONDENSED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)
                                   (unaudited)

                                         Three Months Ended       Nine Months Ended
                                            September 30,           September 30,
                                         -------------------     -------------------
                                           1997        1996        1997       1996
                                         -------      ------     -------     -------

Revenues                                 $10,110      $8,230     $28,822     $23,513
Cost of revenues                           6,627       5,611      19,048      16,032
                                         -------      ------     -------     -------
     Gross profit                          3,483       2,619       9,774       7,481

Distribution expenses                        811         773       2,296       2,245
Selling and administrative expenses        1,581       1,179       4,303       3,446
                                         -------      ------     -------     -------
     Income from operations                1,091         667       3,175       1,790

Interest expense (income), net               (24)         22        (105)        714
                                         -------      ------     -------     -------
     Income before income tax expense      1,115         645       3,280       1,076

Income tax expense                           429         (14)      1,278         (14)
                                         -------      ------     -------     -------
     Net income                          $   686      $  659     $ 2,002     $ 1,090
                                         =======      ======     =======     =======


Pro forma information

    Historical net income                $   686      $  645     $ 2,002     $ 1,076
    Pro forma income tax expense              --         248          --         414
                                         -------      ------     -------     -------

    Pro forma net income                 $   686      $  397     $ 2,002     $   662
                                         =======      ======     =======     =======


    Historical (1997) and pro forma
      (1996) net income per common
         share                           $  0.12      $ 0.08     $  0.34     $  0.16
                                         =======      ======     =======     =======

    Weighted average common shares
      outstanding                          5,871       5,203       5,856       4,076
                                         =======      ======     =======     =======


            See accompanying Notes to Condensed Financial Statements
                                                                   Page 1 of 13

                            STERILE RECOVERIES, INC.
                            CONDENSED BALANCE SHEETS
                        (In thousands, except share data)

                                             September 30,     Dec. 31,
                                                 1997            1996
                                             -------------     --------
                                              (unaudited)

                  ASSETS

Cash                                            $ 1,155         $ 5,199
Accounts receivable, net                          5,467           5,253
Inventories                                       1,951           1,240
Prepaid expenses and other assets                   765             530
Reusable surgical products, net of
 accumulated amortization of $3,810
 and $2,388, respectively                         9,569           6,915
Property, plant and equipment, net                6,934           5,102
Goodwill, net                                       528             550
Deferred income taxes                               217             217
                                                -------         -------

         Total assets                           $26,586         $25,006
                                                =======         =======


    LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable--related parties                  $    --         $ 1,000
Accounts payable                                  1,874           1,360
Employee related accrued expenses                   647             901
Other accrued expenses                              517             989
                                                -------         -------

         Total liabilities                        3,038           4,250

Commitments and contingencies                        --              --

Shareholders' equity
 Preferred stock--authorized 5,000,000 shares
  of $.001 par value; no shares issued and
  outstanding                                        --              --
 Common stock--authorized 30,000,000 shares
  of $.001 par value; issued and outstanding
  5,659,694 and 5,521,189 shares respectively         6               6
Additional paid-in capital                       20,166          19,376
Retained earnings                                 3,376           1,374
                                                -------         -------

   Total shareholders' equity                    23,548          20,756
                                                -------         -------

   Total liabilities and shareholders' equity   $26,586         $25,006
                                                =======         =======


            See accompanying Notes to Condensed Financial Statements
                                                                   Page 2 of 13

                            STERILE RECOVERIES, INC.
                        CONDENSED STATEMENTS OF CASH FLOW
                        (In thousands, except share data)
                                   (unaudited)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                     ----------------------
                                                                      1997           1996
                                                                     -------        -------

Increase (decrease) in cash
Cash flows from operating activities:
    Net income                                                       $ 2,002        $ 1,090
    Adjustments to reconcile net income to net cash provided by operating activities:

      Depreciation and amortization                                      481            362
      Amortization of reusable surgical products                       1,447            863
      Provision for reusable surgical products shrinkage                 433            290
         Deferred income taxes                                             0           (200)
      Change in assets and liabilities (net of
        business combination):
        Accounts receivable                                             (214)        (1,303)
        Inventories                                                     (692)          (308)
        Prepaid expenses and other assets                               (262)           (74)
        Accounts payable                                                 514            189
        Accrued expenses                                                (674)           339
                                                                     -------        -------
          Net cash provided by operating activities                    3,035          1,248
                                                                     -------        -------

Cash flows from investing activities:
    Purchases of property, plant and equipment                        (2,292)          (784)
    Purchases of reusable surgical products                           (4,525)        (2,566)
    Payment for acquisition of business, net of cash acquired              0              6
                                                                     -------        -------
          Net cash used in investing activities                       (6,817)        (3,344)
                                                                     -------        -------

Cash flows from financing activities:
    Proceeds from convertible demand notes                                 0          1,000
    Payments on related party debt                                      (250)          (167)
    Payments on acquisition debt                                           0         (9,081)
    Net proceeds from working capital facility                             0         (1,810)
    Distribution from earned surplus                                     (52)             0
    Net proceeds from issuance of common stock                            40         18,484
                                                                     -------        -------
          Net cash provided by (used in) financing activities           (262)         8,426
                                                                     -------        -------

Increase (decrease) in cash                                           (4,044)         6,330
Cash and cash equivalents at beginning of period                       5,199            251
                                                                     -------        -------
Cash and cash equivalents at end of period                           $ 1,155        $ 6,581
                                                                     =======        =======

Supplemental cash flow information:
    Cash paid for interest                                           $    44        $   876
                                                                     =======        =======
    Cash paid for income taxes                                       $ 1,577        $  --
                                                                     =======        =======

Supplemental schedule of non-cash investing activities:
    Purchase of Surgipro (1996)
       Fair value of assets acquired                                 $  --          $   952
       Cash received                                                       0              6
       Common stock issued                                                 0           (526)
                                                                     -------        -------

       Liabilities incurred or assumed                               $  --          $   432
                                                                     =======        =======

    Conversion of Convertible Demand Note into 128,205
    shares of Common Stock                                           $   750        $  --
                                                                     =======        =======


            See accompanying Notes to Condensed Financial Statements
                                                                   Page 3 of 13

                            STERILE RECOVERIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a) Basis of Presentation. The accompanying unaudited condensed financial statements of Sterile Recoveries, Inc. (the "Company") have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with generally accepted accounting principles. financial reporting conform with generally accepted accounting principles for interim financial statements and include those accounting policies disclosed in the Company's Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission. adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 1997. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K.

         (b) Pro Forma Income Taxes. Pro forma income taxes are reported as though the Company had been a C Corporation since January 1, 1996, using an effective tax rate of approximately 38.5%, which approxi mates the statutory rate, as follows:

                                             Three Months Ended  Nine Months Ended
                                               Sept.30, 1996      Sept. 30, 1996
                                               (in thousands)     (in thousands)

             Historical income before
                 income taxes                       $645              $1,076
             Pro forma income tax expense            248                 414
                                                    ----              ------
             Pro forma net income                   $397              $  662
                                                    ====              ======

                           The Company will use this pro forma presentation of
                  1996 operations for the interim reporting periods of 1997, and will adjust 1996 historical income tax expense to reflect an effective tax rate of approximately 38.5%.

                           The Company presented no income tax expense on a pro
                  forma basis for the first three quarters of 1996 (included in the Form S-1 and Forms 10-Q, respectively), as it was assumed that the Company's net operating loss for 1994 and 1995 was carried forward to offset the income presented.

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

                                  Three Months             Nine Months
                                 Ended Sept. 30,         Ended Sept. 30,
                             ---------------------   ---------------------
                                1997        1996        1997        1996
                             ---------   ---------   ---------   ---------

Actual weighted average
   shares outstanding        5,658,079   5,057,399   5,628,867   3,893,432
Additional shares              212,709     145,726     227,461     182,820
                             ---------   ---------   ---------   ---------
Weighted average shares
   used in income per
   share calculation -
   primary                   5,870,788   5,203,125   5,856,328   4,076,252
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

                                                               Nine Months Ended
                                                                 Sept. 30, 1996
                                                             ----------------------
                                                                 (In thousands,
                                                             except per share data)

                  Revenues                                          $23,627
                  Net income after income tax expense               $   632
                  Net income per common share, primary              $   .16


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

                                             Three Months Ended      Nine Months Ended
                                                September 30,           September 30,
                                             -----------------       -----------------
                                              1997        1996        1997        1996
                                             -----       -----       -----       -----

Revenues                                     100.0%      100.0%      100.0%      100.0%
Cost of revenues                              65.5        68.2        66.1        68.2
                                             -----       -----       -----       -----
   Gross profit                               34.5        31.8        33.9        31.8
Distribution expense                           8.0         9.4         8.0         9.5
Selling and administrative expenses           15.7        14.3        14.9        14.7
                                             -----       -----       -----       -----
   Income from operations                     10.8         8.1        11.0         7.6
Interest expense (income),net                 (0.2)         .3        (0.4)        3.0
                                             -----       -----       -----       -----
   Income before income taxes                 11.0         7.8        11.4         4.6
Income tax expense                             4.2        (0.2)        4.5          --
                                             -----       -----       -----       -----
Historical net income                          6.8         8.0         6.9         4.6

Adjustment for pro forma income
   tax expense                                  --         3.2          --         1.8
                                             -----       -----       -----       -----

Historical (1997) and pro forma (1996)
   net income                                  6.8%        4.8%        6.9%        2.8%
                                             =====       =====       =====       =====


Gore(R) Surgical Barrier Fabric is a registered trademark of W.L. Gore & Associates, Inc.

         REVENUES. The Company's revenues increased $1.9 million, or 22.8%, to $10.1 million in the three months ended September 30, 1997 from $8.2 million in the three months ended September 30, 1996. In the nine months ended September 30, 1997, the Company's revenues increased to $28.8 million, or 22.6%, from $23.5 million in the nine months ended September 30, 1996. The revenue increases were equally attributable to new customers and increased revenues from current customers.

         GROSS PROFIT. Gross profit increased $864,000, or 33.0%, to $3.5 million in the three months ended September 30, 1997 from $2.6 million in the three months ended September 30, 1996; and $2.5 million, or 30.7%, to $9.8 million, in the nine months ended September 30, 1997 from $7.5 million in the nine months ended September 30, 1996. The improvement in gross profit is largely attributable to labor efficiencies in the pack room and the economies of scale associated with spreading fixed costs over more revenues. These favorable developments were partially offset by higher amortization expense of reusable surgical products as the Company supplements the products purchased in the Acquisition with products purchased at current higher replacement cost. Increased revenues from relatively lower margin disposable surgical products also offset some of the efficiency gains.

         DISTRIBUTION EXPENSES. Distribution expenses increased $38,000, or 4.9%, to $811,000 in the three months ended September 30, 1997 from $773,000 in the three months ended September 30, 1996; and increased $51,000, or 2.3%, to $2.3 million in the nine months ended September 30, 1997 from $2.2 million in the nine months ended September 30, 1996. Distribution expenses as a percentage of revenues decreased 1.4% to 8.0% in the three months ended September 30, 1997 from 9.4% in the three months ended September 30, 1996; and 1.5% to 8.0% in the nine months ended September 30, 1997 from 9.5% in the nine months ended September 30, 1996. The improvement in distribution expenses as a percentage of revenues resulted from efficiencies derived from delivering more volume over existing routes, from adding additional routes and equipment at a slower pace than revenue growth, and from a renegotiated fleet contract.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $402,000, or 34.1%, to $1.6 million in the three months ended September 30, 1997 from $1.2 million in the three months ended September 30, 1996; and $857,000, or 24.9%, to $4.3 million in the nine months ended September 30, 1997 from $3.4 million in the nine months ended September 30, 1996. As a percentage of revenues, selling and administrative expenses increased 1.4% to 15.7% during the three months ended September 30, 1997 from 14.3% during the three months ended September 30, 1996; and .2% to 14.9% in the nine months ended September 30, 1997 from 14.7% during the nine months ended September 30, 1996. The Company has significantly increased its sales capabilities since the third quarter of 1996 by increasing the number of its sales and customer service field personnel by approximately 50%.

         INTEREST EXPENSE (INCOME), NET. Interest expense decreased $46,000, or 209.1%, to a positive income of $24,000 in the three months ended September 30, 1997 from an expense of $22,000 in the three months ended September 30, 1996; and decreased $819,000, or 114.7%, to a positive income of $105,000 in the nine months ended September, 30, 1997 from an expense of $714,000 in the nine months ended September 30, 1996. As a percentage of revenues, interest expense decreased .5% to a positive income of 0.2% during the three months ended September 30, 1997 from an expense of .3% during the three months ended September 30, 1996; and decreased 3.4% to a positive income of 0.4% in the nine months ended September 30, 1997 from an expense of 3.0% in the nine months ended September 30, 1996, primarily due to the elimination of acquisition debt to Amsco Sterile repaid in July 1996 from the proceeds of the Company's public offering, and the interest and other income earned from investing excess cash.

         INCOME BEFORE INCOME TAX EXPENSE. As a result of the foregoing, the Company's income before taxes increased to $1.1 million in the three months ended September 30, 1997 from income before taxes of $645,000 in the three months ended September 30, 1996; and to $3.3 million in the nine months ended September 30, 1997 from income before taxes of $1.1 million in the nine months ended September 30, 1996. As a percentage of revenues, income before taxes in the three months ended September 30, 1997 was 11.0% of revenues compared to income before taxes of 7.8% of revenues in the three months ended September 30, 1996; income before taxes in the nine months ended September 30, 1997 was 11.4% of revenues compared to 4.6% in the nine months ended September 30, 1996.

         INCOME TAX EXPENSE. The statement of earnings for 1996 reflects the pro forma effect on income taxes as if the Company had been a C Corporation since January 1, 1996.

         NET INCOME PER SHARE. The Company recorded a net income per share of $0.12 on a primary per share basis for the three months ended September 30, 1997, compared with $0.12 historical primary per share net income (or $0.08 adjusted for pro forma primary per share net income) in the three months ended September 30, 1996; and net income per share of $0.34 on a primary per share basis for the nine months ended September 30, 1997 compared with $0.26 historical primary per share net income (or $0.16 adjusted for primary pro forma per share net income) in the nine months ended September 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's positive cash flow from operating activities was $3.0 million during the nine months ended September 30, 1997, compared to $1.2 million during the nine months ended September 30, 1996. The increase in cash from operating activities resulted primarily from increased net income before amortization and depreciation expense, increased collections of accounts receivable, and better management of accounts payable, and was partially offset by expenditures for inventory associated with the Company's Disposable Products Division and a decrease in accrued expenses.

         The Company used approximately $3.5 million more net cash in investing activities in the nine months ended September 30, 1997 than in the nine months ended September 30, 1996. The Company has made capital expenditures in the nine months ended September 30, 1997 for equipment (primarily additional washers, dryers and sterilizers) of $2.3 million and for reusable surgical products of $4.5 million as compared to $784,000 for equipment and $2.6 million for reusable surgical products during the nine months ended September 30, 1996. These expenditures were funded primarily by cash provided by operating activities and excess cash from the proceeds of the Company's public offering.

         As of September 30, 1997, the Company had cash of approximately $1.2 million, consisting primarily of the remaining proceeds of its public offering. Excess cash and cash generated from operations will be used to fund purchases of additional stocks of reusable surgical products, primarily to support anticipated growth in revenues, and other capital expenditures as necessary to support additional facility capacity. As of the third quarter, the Company has completed its planned capacity expansions at its Houston, Los Angeles and Raleigh/Durham facilities. Over the next nine months, the Company expects to complete expansion at its Tampa, Baltimore and Detroit facilities for approximately $900,000.

         The Company does not have any borrowings under its $15.0 million unsecured revolving credit facility with First Union National Bank. The Company anticipates drawing on this facility for its capital requirements in the first quarter of 1998 and throughout 1998. The interest rate on this facility is LIBOR plus 200 basis points.

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

         Dependence on a Significant Customer and Market Consolidation. During 1996, Columbia/HCA Healthcare Corporation ("Columbia") hospitals, with which the Company currently does business, accounted for approximately 15% of SRI's sales. Although each Columbia hospital currently makes its purchasing decisions on an individual basis, and no single hospital accounted for more than 3% of the Company's sales, the Company believes the executive management of Columbia has the ability to influence the selection of particular vendors. However, recent changes at Columbia HCA are believed to have lessened executive management's likelihood of such an influence. Nevertheless, the loss of a substantial portion of the Columbia hospitals' business would have a material adverse effect on the Company. Additionally, hospitals are increasingly buying products and services in groups to improve efficiency and lower costs. Although SRI is increasingly targeting these groups for its sales efforts, a change of its customers' purchasing patterns could have a material adverse effect on the Company.

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

                               REPORTS ON FORM 8-K

         The Company did not file a report on Form 8-K during the six months ended September 30, 1997.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    STERILE RECOVERIES, INC.


Date: November 5, 1997              By: /s/ James T. Boosales
                                        ---------------------------------------
                                        James T. Boosales
                                        Executive Vice President and
                                        Chief Financial Officer