Form 10-K
period 1997-12-31
STERILE RECOVERIES INC
filed 1998-03-30
CIK 1014041

=============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                         COMMISSION FILE NO. 000-20997

                            STERILE RECOVERIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Florida                                         59-3252632
           -------                                         ----------
  (State of Incorporation)                   (IRS Employer Identification No.)

       28100 U.S. HIGHWAY 19 NORTH, SUITE 201, CLEARWATER, FLORIDA 33761
       -----------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

             REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (813) 726-4421

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                   COMMON STOCK, PAR VALUE $.001 - 5,659,894

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         YES    X      NO
              ----        ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [  ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 16, 1998, as reported on the Nasdaq National Market, was approximately $29,780,341. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The Registrant had outstanding 5,659,894 shares of Common Stock as of March 16, 1998.

                           __________________________

                      DOCUMENTS INCORPORATED BY REFERENCE

 The Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders
     to be held on May 19, 1998 is incorporated by reference in Part III of this report to the extent stated herein.

=============================================================================

                            STERILE RECOVERIES, INC.
                                   FORM 10-K
                          YEAR ENDED DECEMBER 31, 1997


         Section                                                                         Page
         -------                                                                         ----
         PART I
                 Item 1: Business                                                          1
                 Item 2: Properties                                                        9
                 Item 3: Legal Proceedings                                                10
                 Item 4: Submission of Matters to a Vote of Security Holders              10

         PART II
                 Item 5:  Market for the Registrant's Common Equity and Related
                          Shareholder Matters                                             11
                 Item 6:  Selected Financial Data                                         12
                 Item 7:  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                             14
                 Item 8:  Financial Statements and Supplementary Data                     21
                 Item 9:  Changes In and Disagreements With Accountants On
                          Accounting and Financial Disclosure                             40

         PART III
                 Item 10: Directors and Executive Officers of the Registrant              40
                 Item 11: Executive Compensation                                          40
                 Item 12: Security Ownership of Certain Beneficial Owners
                          and Management                                                  40
                 Item 13: Certain Relationships and Related Transactions                  40

         PART IV
                 Item 14: Exhibits, Financial Statement Schedules, and Reports
                          on Form 8-K                                                     40

         SIGNATURES                                                                       44


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

         At eight regional facilities, SRI collects, sorts, cleans, inspects, packages, sterilizes, and delivers its reusable products on a just-in-time basis. SRI offers an integrated "closed-loop" reprocessing service which uses two of the most technologically advanced reusable textiles: (i) a GORE(R)* Surgical Barrier Fabric for gowns and drapes that is breathable yet liquidproof and provides a viral/bacterial barrier and (ii) an advanced microfiber polyester surgical fabric for gowns and drapes which is liquid and bacterial resistant.

         The Company currently serves a growing customer base of over 300 hospitals and surgery centers located in 20 states, including Duke University Medical Center (Durham), Henry Ford Hospital (Detroit), Johns Hopkins Medical Center (Baltimore), St. Luke's Episcopal Hospital (Houston), Jackson Memorial Hospital (Miami), IHC Hospitals, Inc. (Salt Lake City), and Hospital of the Good Samaritan (Los Angeles). None of the foregoing customers individually accounts for a material portion of the Company's revenues. The Company recently announced agreements to supply two group purchasing organizations. Through an existing Purchase Agreement of Standard Textile Co., Inc. with VHA, Inc., the Company now offers its reusable products service to VHA members. The Company's agreement with Hospital Services Corporation of America now designates the Company as an approved vendor of reusable surgical products to HSCA's hospital and surgery center members.

         The Company believes that its reusable surgical product delivery and retrieval service is a superior and competitively priced alternative to disposable surgical products or to operating an in-house reusable program for surgical products. The Company's delivery service offers savings to hospitals by reducing or eliminating costly steps associated with the disposable or in-house alternatives: (i) disposing of biohazardous wastes, (ii) carrying an inventory of disposable surgical products, and (iii) in-house processing of reusable surgical products. In addition to these cost savings, the Company's liquidproof and liquid resistant gowns offer surgeons and surgical staff enhanced protection against transmission of blood-borne pathogens, including the HIV and hepatitis viruses. Also, the Company's reusable gowns are made with a breathable surgical fabric, which is designed for superior comfort during long procedures.

         SRI offers its customers disposable accessory packs containing smaller surgical items which are not reusable, such as needles, syringes, and tubing. SRI complements its reusable surgical product delivery and retrieval service with disposable surgical products that are not available in reusable form. The Company believes the flexibility it offers its customers by combining reusable surgical gowns, towels, drapes, and basins with disposable products have improved the Company's competitive position in the marketplace.

         SRI purchased the assets of its business from Amsco Sterile Recoveries, Inc. ("Amsco Sterile"), an indirect wholly-owned subsidiary of Amsco International, Inc., on July 31, 1994 (the "Acquisition").





* GORE(R) Surgical Barrier Fabric is a registered trademark of W.L. Gore & Associates, Inc.

THE MARKET

The United States health care system includes approximately 7,100 acute care hospitals, over 2,400 freestanding surgery centers, and a variety of other health care facilities. According to industry sources, approximately 31 million surgical procedures were performed at hospitals and surgery centers in 1996. The Company believes between $40-$50 of reusable surgical products service revenues can be realized from a typical surgical procedure.

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

         Most hospitals which converted to custom procedure trays eliminated the in-house personnel and equipment necessary to process reusable surgical products. Furthermore, hospitals using in-house facilities are increasingly unwilling to support those personnel and capital requirements. With the growth of managed care, many hospitals and surgery centers are seeking significant cost reduction solutions. The Company believes that a service which provides daily delivery of substantially better quality surgical products without any capital investment by the hospital, thereby reducing employee and space needs, should become an attractive managed care option for hospitals.

         The following developments have created a market opportunity for SRI's reusable surgical product delivery and retrieval service:

         Continued Pressure on Hospitals to Contain Cost and Raise Productivity. With the growth of managed care, economic constraints continue to require hospitals to become more efficient by limiting capital investments and reducing staff and costs. Hospitals are continually seeking to decrease their cost of operations including supplies and waste disposal. SRI offers a service which eliminates the need for in-house inventory or processing facilities or the process costs associated with stocking and discarding disposable products.

         Concern Regarding the Transmission of Infectious Diseases. The health care industry confronts daily the risk of transmission of infectious diseases through cross-infections. These concerns have increased the desirability of surgical barrier fabrics that protect surgeons and surgical staff from patient liquids. SRI's liquidproof gown prevents liquid and viral strike-through in critical areas during surgical procedures involving higher risk. The Company's standard gown is specially designed to resist liquid and bacterial strike-through in most other surgical procedures.

         Concern Regarding the Handling and Disposal of Biohazardous Waste.
The disposal of large volumes of infectious and hazardous waste generated by the health care industry continues to attract increased public awareness. The increased burdens on hospitals generating biohazardous waste due to restrictions on incineration and access to dump sites give a competitive advantage to reprocessing systems, such as SRI's, which replace disposable surgical products with reusable surgical products. The SRI reprocessing system substantially reduces biohazardous waste and its impact on the environment.

         Increased Outsourcing of Hospital Functions That Do Not Involve Patient Care. Hospitals with significant staff, capital and space dedicated to in-house processing of reusable surgical products are increasingly outsourcing this function to more efficient outside providers. This trend is consistent with the overall industry focus on efficiency and improved patient care. SRI's service allows hospitals to outsource to SRI the ownership and reprocessing of surgical products, and inventory management of complementary disposable products as well.

STRATEGY

         The Company's objective is to continue its growth and become a leading provider of reusable surgical products and related delivery and retrieval services to hospitals and surgery centers. The Company's principal strategies for achieving this objective are as follows:

         Leverage Infrastructure With Increased Penetration in Existing Markets. The Company believes its existing facilities currently operate at approximately 60% of their aggregate annual revenue capacity, allowing it to add a substantial amount of sales without the need for significant additional capital expenditures for equipment or new facilities. To obtain increased operating leverage and expand profit margins, the Company intends to grow its customer base within its existing markets and focus on expanding its relationships with existing customers by servicing additional surgical procedures.

         Accelerate the Sales Process. The Company believes that its service solutions address many of the requirements of hospitals to reduce total costs of operations required by the managed care revenue reductions. Therefore, the Company has increased its sales force from 15 to 22 people during 1997 to increase prospective customer awareness of its value. More importantly, SRI's presentation shows the total value of it's services in reducing product expenditures, supply chain process costs, biohazardous waste, and instrument costs when its programs are fully implemented.

         Expand National and Regional Agreements. To date, the Company's service agreements are primarily with individual hospitals. Management believes that there is a trend toward group purchasing among hospitals. To address this consolidation, management intends to offer its reusable products delivery service through agreements with national and regional hospital groups. SRI recently announced agreements to supply national group purchasing organizations VHA, Inc. and Health Services Corporation of America, reflecting significant progress in this effort (See "Business--Group Purchasing Agreements").

         Add Facilities in Selected Markets. SRI currently services customers in 20 states through eight regional facilities. SRI serves several large metropolitan areas through highway transport and satellite (depots) supported by a regional facility. To expand geographically, the Company expects to build additional facilities when needed in markets previously served by highway transport. For example, the Company re-opened its Dallas facility in April 1997 to better serve its customers in Northern Texas and Southern Oklahoma that were previously serviced from the Company's facility in Houston, Texas. From each new facility, SRI will be able to serve new metropolitan areas which were previously too far from an existing regional facility. The Company believes this strategy of incremental geographic expansion will allow the Company to operate these new facilities profitably by beginning operations with an existing customer base.

         Decentralize Operations to Facilities. The Company operates each of its facilities on a stand alone basis, with the general manager of each facility accountable to senior management for sales, service, operations, and profitability within the facility's market area. The Company believes individual general managers with operational experience in local markets are best suited to respond to local business opportunities with overall direction and support from the Company's corporate staff. The Company's incentive compensation plan provides compensation awards for the general managers and certain key production, customer service and sales employees based on individual and facility performance, as well as overall Company performance. Each general manager also participates in the Company's stock option plan.

         Utilize Operational Knowledge. The Company's management gained substantial knowledge in operating Amsco Sterile's facilities. Amsco Sterile invested approximately $100 million during the period from 1991 to 1994, allowing management to implement innovative techniques and processes. As a result, when the Company acquired these facilities, management had developed a high degree of expertise in operations and was ready to capitalize upon Amsco Sterile's development efforts. The Company continues to utilize this expertise to provide superior products and services at a competitive cost.

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

         Upon return to SRI's facility, the contents of the soiled carts are sorted in a decontamination area. Soiled fabric products are routed through an automated washing and drying process that delivers clean, dry, and decontaminated products to a pack room where they are carefully inspected for damage, repaired if necessary, folded and assembled into packs. The packs are steam sterilized, sorted, and combined with complementary disposable products for delivery to the customer. SRI separately cleans, dries, and decontaminates its carts, stainless steel basins, and other hard reusable products through special automatic tunnel washers before redelivery. Processing through the facility occurs in three to five days.

         Because the Company's ability to manage its amortization expense depends on maintaining its sewn goods' useful lives, SRI closely monitors its reprocessing to ensure longevity. SRI uses a bar coding system to track its reusable surgical products' status, history, and number of uses. SRI continues to refine the washing and sterilization processes, building on Amsco Sterile's substantial investments of time and money to initially develop those operations.

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

         The Company's sales process for new customers is typically six to twelve months in duration from initial contact to a purchase commitment. The extended sales process is typically due to the complicated approval process within hospitals for purchases from new suppliers, the long duration of existing supply contracts, and implementation delays pending termination of a hospital's previous supply relationships. Conversely, the Company's high service level, quality products, and customer resistance to change favors its retention of existing customers.

         SRI bills its customers weekly for the previous week's deliveries on a per-use basis under service contracts or purchase orders. Consistent with industry custom, these contracts generally are cancellable by either party with 90 days' notice, and customers may unilaterally reduce their use of the Company's services under such contracts without penalty. The Company does not have any order backlog because its products are generally delivered daily in response to customer orders.

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

EMPLOYEES

         As of December 31, 1997, SRI employed approximately 774 people, consisting of approximately 35 persons in management, administration and finance at its corporate office and approximately 739 people in various positions at the Company's facilities. The Company's employees are not covered by a collective bargaining agreement, and the Company considers its employee relations to be good.

GROUP PURCHASING AGREEMENTS

         The Company recently announced separate agreements that will allow members of VHA, Inc. and Health Services Corporation of America ("HSCA") to choose SRI's reusable surgical products service.

         The Company's relationship with VHA, Inc. through its agreement with Standard Textile Co., Inc. ("Standard") allows the Company to offer its reusable surgical product service to VHA's approximately 1,600 community-owned health care organizations and their physicians. The initial term of agreement is for two years from January 1, 1998 through December 31, 1999. After the initial term, the agreement is terminable by either party on 90 days advance notice. Standard sells a variety of medical products to VHA members under a Purchasing Agreement with VHA, but has been limited in delivering a reusable product service to VHA members by the geographical scope that its one reprocessing facility covers. SRI's service to VHA's members will be offered under Standard's existing Purchasing Agreement with VHA, but in the broad geographical area covered by the Company's facilities. The agreement also provides for Standard's sales staff to assist the Company in selling SRI's services to VHA members and for the Company to purchase part of its reusable products from Standard, the nation's largest manufacturer of reusable healthcare textiles and apparel.

         The Company's agreement with HSCA designates the Company as an approved vendor of reusable surgical products to HSCA's hospital and surgery center members. The agreement runs for five years from November 1, 1997 through October 31, 2002, and is terminable by either party on three months' advance notice. HSCA is a national group purchasing organization for 1,000 hospitals and surgery centers.

         The agreements do not involve purchase commitments, but the Company expects that its relationships with these purchasing organizations will facilitate its sales efforts with member hospitals and surgery centers.

COMPETITION

         SRI competes with sellers of both reusable and disposable gowns, drapes, utensils, and other products for surgical procedures. The market is dominated by disposables, especially custom procedure trays. SRI believes it is the leading provider of high quality reusable surgical gowns and drapes, and that with its complementary disposable products, SRI's surgical supply service can effectively compete with suppliers of disposable custom procedure trays.

         Unlike SRI, many of SRI's competitors can offer full national coverage and have much greater resources than the Company. The Company's principal competitors are the Convertors division of Allegiance Corporation, which has a substantial market share, and Maxxim Medical Inc..

         The Company competes based primarily on price, service, quality, process improvement, and its ability to save its customers waste disposal costs. The changing healthcare environment in recent years has led to increasingly intense competition among health care suppliers based on price, service, and product performance. Hospitals are seeking cost reductions in response to pressure from governments, insurance companies, and health maintenance organizations. The Company believes its high degree of expertise in operations significantly assists it in offering a superior product at a competitive cost. In addition, hospitals are increasingly seeking buying leverage by purchasing in integrated networks. SRI believes that competitive pressure in these areas will continue.

REGULATION

         Substantially all of the Company's products and services are subject to extensive government regulation in the United States by federal, state and local governmental agencies, including the Food and Drug Administration (the "FDA"), the Department of Transportation ("DOT"), and the Occupational Safety and Health Administration ("OSHA"). The Company's products are subject to regulation by the FDA as medical devices. The regulated devices include the Company's gowns, towels, drapes, basins, boots, surgical wraps, surgical packs, and delivery blankets. The FDA regulates the development, production, distribution, and promotion of medical devices in the United States. Various states in which the Company's products are being sold or may be sold in the future might impose additional regulatory requirements. Pursuant to the Federal Food Drug and Cosmetics Act (the "FDA Act"), a medical device is subject to general controls regarding FDA inspections of facilities, "Current Good Manufacturing Practices ("CGMPs")," labeling, maintenance of records, and filings with the FDA. FDA pre-market approval of these devices is obtained under Section 510(k) of regulations issued under the FDA Act, which provides for FDA approval on an expedited basis for products that can be shown to be substantially equivalent to devices legally marketed before May 1976 (the month and year of enactment of the FDA Act). Products must be produced in registered establishments and be manufactured in accordance with CGMPs, as defined under the FDA Act. The CGMP requirements have recently been substantially revised and incorporated into what is now known as the "Quality System Regulation" (21 CFR Part 820). This action was taken to add pre-production design controls to the regulations and to try and achieve consistency with worldwide quality system requirements. The majority of the changes to the regulations went into effect on June 1, 1997 with full implementation scheduled for June 1, 1998. Since June 1, 1997, the focus of most routine FDA inspections has largely been on compliance to the rule. As can be expected with the introduction of any new regulations, there has been a significant learning curve on both sides (manufacturer and FDA) as to the intent and interpretation of several parts of the rule. As a result, it has not been uncommon for the FDA to issue an "FDA Form 483" and "Warning Letter" following an inspection dealing with issues associated with the new regulation. Since the legislation went into effect June 1, 1997, SRI has been inspected five times, all of which resulted in the issuance of an FDA Form 483. Two inspections resulted in the issuance of a Warning Letter. Both Warning Letters dealt mainly with issues associated with the new regulations. To date, the corrections made by SRI have been reviewed and deemed satisfactory for all inspections except for one response which remains open pending a final response from the FDA. In addition, all medical devices must be periodically listed with the FDA.
Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. If the Company fails to comply with the applicable provisions of the FDA Act, the FDA can institute proceedings to detain or seize products, enjoin future violations, impose product labeling restrictions or enforce product recalls or withdrawals from the market. The Medical Device Reporting ("MDR") regulation obligates the Company to provide information to the FDA on injuries alleged to have been associated with the use of a product or in connection with certain product failures which could cause serious injury or death.

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

         Need for Capital. The Company's business is capital intensive and will require substantial capital expenditures for additional surgical products and equipment during the next several years to achieve its operating and expansion plans. To adequately service a new customer, SRI makes an investment in new reusable surgical products and carts equal to approximately 50% of the projected first year revenue from the customer. SRI estimates that its capital expenditures for new carts and reusable surgical products will be approximately $750,000 per month in the next twelve months, although the amount will fluctuate depending on the growth rate of SRI's business. The Company also expects to make additional expenditures of approximately $2.0 million in 1998 for equipment upgrades and maintenance as required to increase the aggregate capacity of its facilities. This includes approximately $1.0 million for new technology software and related computer hardware. Depending on its growth, the Company expects to add a facility at the end of 1998 or beginning of 1999 at an estimated cost of between $2.5 and $5.0 million depending on size and location. In the longer term, the Company expects that its needs for capital expenditures will be substantial and will depend on its growth and opportunities. The Company's inability to obtain adequate capital could have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         Dependence on a Significant Customer and Market Consolidation. During 1997, Columbia/HCA Healthcare Corporation ("Columbia") hospitals, with which the Company currently does business, accounted for approximately 11% of SRI's sales, compared to 15% in 1996. Although each Columbia hospital currently makes its purchasing decisions on an individual basis, and no single hospital accounted for more than 4% of the Company's sales, the Company believes the executive management of Columbia has the ability to influence the selection of particular vendors. The loss of a substantial portion of the Columbia hospitals' business would have a material adverse effect on the Company. Additionally, hospitals are increasingly buying products and services in groups to improve efficiency and lower costs. Although SRI is increasingly targeting these groups for its sales efforts, a change of its customers' purchasing patterns could have a material adverse effect on the Company.

         Dependence on a Key Supplier. A significant percentage of the Company's business is dependent upon its ability to obtain the GORE(R)Surgical Barrier Fabric from W. L. Gore & Associates, Inc. This material is a key component of SRI's liquidproof surgical gowns, which accounted for approximately 20% of gowns leased by SRI. The Company does not have a long-term commitment from W. L. Gore & Associates, Inc. for the supply of this fabric and is currently unaware of any equivalent substitute for the GORE(R) product.
However, we are continuing to evaluate several alternative products. Sustained loss of this supply relationship would have a material adverse effect on the Company. See "Business--Reusable Products."

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

         Dependence on Key Executives. The Company is largely dependent upon the management expertise and experience of Richard T. Isel, Bertram T. Martin, Jr., Wayne R. Peterson, and James T. Boosales, its principal officers. The loss of the services of one or more of these key executives could have a material adverse effect on the Company. In December 1997, the Company appointed Mr. Isel as its Chairman of the Board and Mr. Martin as its President. These changes recognize Mr. Isel's shift from responsibility for day-to-day operations to focus on longer-term business opportunities, including additional products and services, strategic relationships, and joint venture or acquisition opportunities.

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

         Increased Replacement and Amortization Costs. SRI acquired its equipment and surgical products at a cost substantially below both their original cost and current replacement cost, which has resulted in lower depreciation, amortization, and shrinkage expense for those assets since the Acquisition, as compared to the expenses incurred by Amsco Sterile. Since the Acquisition, SRI has purchased equipment and surgical products at current replacement cost, resulting in increased depreciation, amortization, and shrinkage expense. SRI amortizes its reusable surgical products on a per use basis. [If the products' actual number of uses proves to be shorter than SRI's current estimates, SRI's annual product amortization expense would increase, which would adversely affect its profitability.] The amount of shrinkage (loss and scrap of reusable surgical products) experienced by the Company is influenced by a variety of factors including the customers' surgical product rotation and operating room control procedures, the Company's internal tracking of reusable surgical products through bar coding and the Company's increased use of standardized surgical packs (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" and Note B of Notes to Financial Statements).

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

         Product Liability and Insurance Coverage. The use of the Company's products entails a risk of liability from injuries suffered by patients, hospital staff, and the Company's employees. The Company's products are used in connection with surgery, which exposes these persons to risks of transmission of blood-borne pathogens, including the HIV and hepatitis viruses. Although no claims have been asserted to date, product liability or other claims might be asserted against the Company by persons who allege that the use of the Company's products resulted in injury or other adverse effects, and the claims might involve large amounts of alleged damages and significant defense costs. Although the Company currently maintains product liability and workers compensation insurance, the liability limits or the scope of the Company's insurance policies might be inadequate to protect against potential claims. In addition, the Company's insurance policies must be renewed annually. The Company has been able to obtain product liability insurance in the past, however this insurance varies in cost, might be difficult to obtain, and might not be available on commercially reasonable terms in the future. A successful claim against the Company in excess of its available insurance coverage could have a material adverse effect on the Company. In addition, the Company's business reputation could be adversely affected by product liability claims, regardless of their merit or eventual outcome.

ITEM 2:  PROPERTIES

         SRI operates eight processing facilities of approximately 23,000 to 32,000 square feet each in Baltimore, Dallas, Detroit, Houston, Los Angeles, Raleigh, Salt Lake City, and Tampa. Each facility contains a uniform set of computerized and fully automated heavy washers, dryers, and sterilizers to achieve consistent cleaning and sterilization cycles for reusable surgical products. The Company uses standard operating procedures at each facility, and regularly implements at all facilities efficiencies which are developed and tested at one location.

         The Company's properties and the major markets which they serve are summarized below. All the properties are leased, with the exception of the Houston processing facility. SRI believes its existing facilities adequately serve its current requirements.

                                SQUARE FEET
FACILITY AND LOCATION            (APPROX.)            LEASE EXPIRATION(1)                SELECTED MARKETS SERVED
---------------------            ---------            -------------------               ------------------------
Processing facilities:
  Baltimore, Maryland             32,000           July 31, 2002                     Baltimore, Philadelphia,
                                                                                     Pittsburgh, Washington, D.C.
  Dallas, Texas                   31,000           March 31, 2002                    Dallas, Oklahoma City, Tulsa
  Detroit, Michigan               23,000           September 30, 2002                Chicago, Detroit, Louisville,
                                                                                     Milwaukee, Toledo
  Houston, Texas                  30,000           Owned                             Houston, San Antonio, Austin
  Los Angeles, California         30,000           November 30, 2002                 San Diego, Sacramento, Los Angeles,
                                                                                     San Francisco
  Raleigh, North Carolina         31,500           April 30, 2002                    Richmond, Atlanta, South Carolina, North
                                                                                     Carolina
  Salt Lake City, Utah            24,000           November 30, 2003                 Utah, Idaho
  Tampa, Florida                  29,000           January 24, 2002                  Tampa, Miami, Orlando, Jacksonville

Depots:
  Atlanta, GA                      2,500           June 30, 2000                              --
  Chicago, Illinois                3,000           September 30, 1998                         --
  Louisville, Kentucky             3,000           December 31, 1998                          --
  Miami, Florida                   4,000           January 31, 2000                           --
  San Francisco, California        6,000           May 31, 1999                               --
  San Marcos, Texas                3,600           September 30, 2000                         --

Warehouse:
  Salt Lake City, Utah             5,500           Month to Month                             --

Disposable products facility:
  Orlando, Florida                18,500           February 28, 1999                          --

Corporate office:
  Clearwater, Florida             10,000           October 31, 2001                           --


(1) Excludes renewal options in the leases which range from one to 10 years.

ITEM 3:  LEGAL PROCEEDINGS

         Neither the Company nor any of its property is subject to any litigation or other legal proceeding expected to have a material effect on the Company or its business.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS


         The Company's Common Stock trades publicly on The Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "STRC." The table below sets forth the high and low bid quotations for the Company's Common Stock from July 18, 1996 (the date on which trading commenced on the Nasdaq National Market) through December 31, 1997. These bid prices represent prices between dealers without adjustment for retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.



                                     COMMON STOCK PRICE RANGE

                1996                                         HIGH                     LOW
                ----                                         ----                     ---
         Third Quarter (from July 18, 1996)                 $14.750                  $10.875

         Fourth Quarter                                     $15.250                  $14.125

                1997
                ----
         First Quarter                                      $19.125                  $15.125

         Second Quarter                                     $19.000                  $16.625

         Third Quarter                                      $19.500                  $14.375

         Fourth Quarter                                     $17.125                  $13.875





         The Company has never declared or paid cash dividends on its Common Stock. The Company currently expects that its earnings will be retained for development and expansion, and does not anticipate paying dividends on its Common Stock in the foreseeable future. Additionally, financial covenants in the Company's credit facility prohibit the payment of cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Notes to Financial Statements." On February 26, 1998, there were approximately 70 holders of record of the Common Stock.

ITEM 6:  SELECTED FINANCIAL DATA


         The following table contains certain selected financial data and is qualified by the more detailed Financial Statements and Notes thereto included elsewhere in this report. The selected financial data for the years ended December 31, 1997, December 31, 1996, December 31, 1995 and the five-months ended December 31, 1994, have been derived from the Company's audited financial statements. The selected financial data (statement of income data only) set forth below for the seven months ended July 31, 1994 and the year ended December 31, 1993, have been derived from audited financial statements of Amsco Sterile (the predecessor company). The Balance Sheet data as of July 31, 1994 and December 31, 1993 have been derived from the unaudited balance sheets of Amsco Sterile exclusive of notes thereto, which include all adjustments that Amsco Sterile considers necessary for a fair presentation of its results of operation and financial position for the period presented. The following information should be read in conjunction with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                      Sterile Recoveries, Inc.                              Predecessor Company (1)
                                     ------------------------------------------------------------------   --------------------------
                                                         Years Ended                       Five Months     Seven Months
                                      --------------------------------------------------      Ended           Ended      Year Ended
                                      December 31,       December 31,       December 31,    December 31,     July 31,   December 31,
                                          1997              1996               1995            1994            1994         1993
                                      ------------        -----------       ------------    ------------    ----------   -----------
                                                                  (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
     Revenues                        $   39,854           $  32,168        $     25,320     $     9,285     $  12,069    $   7,988
     Cost of revenues                    26,286              21,764              17,659           6,550        14,091       15,090
                                     ----------           ---------        ------------     -----------     ---------    ---------
          Gross profit (loss)            13,568              10,404               7,661           2,735        (2,022)      (7,102)
     Distribution expenses                3,150               3,000               2,801           1,032         1,309          981
     Selling and administrative
          expenses                        5,924               4,734               3,975           2,162         7,375       12,132
     Restructuring expenses                  --                  --                  --              --            --        1,550
                                     ----------           ---------        ------------     -----------     ---------    ---------
         Income (loss) from
             operations                   4,494               2,670                 885            (459)      (10,706)     (21,765)
    Interest expense (income), net         (142)                648               1,489             735         4,791        5,727
                                     ----------           ---------        ------------     -----------     ---------    ---------
         Income (loss) before
             income taxes                 4,636               2,022                (604)         (1,194)      (15,497)     (27,492)
     Income tax expense (2)               1,835                 190                  --              --            --           --
                                     ----------           ---------        ------------     -----------     ---------    ---------
             Net income (loss)       $    2,801           $   1,832        $       (604)    $    (1,194)    $ (15,497)   $ (27,492)
                                     ==========           =========        ============     ===========     =========    =========

UNAUDITED PRO FORMA INFORMATION (2):
     Historical net income (loss)                         $   2,022        $       (604)    $    (1,194)
     Pro forma income tax expense                               778                  --              --
                                                          ---------        ------------     -----------
     Pro forma net income (loss)                          $   1,244        $       (604)    $    (1,194)
                                                          =========        ============     ===========

     Historical (1997 only)
          and pro forma net
          income per common
          share, basic               $     0.50           $    0.29        $      (0.20)    $     (0.40)
                                     ==========           =========        ============     ===========
     Historical (1997 only)
          and pro forma net
          income per common
          share, diluted             $     0.48           $    0.28        $      (0.20)    $     (0.40)
                                     ==========           =========        ============     ===========
     Weighted average
          common shares
          outstanding, basic              5,637               4,300               3,094           3,000
                                     ==========           =========        ============     ===========
      Weighted average
          common shares
          outstanding, diluted            5,862               4,491               3,094           3,000
                                     ==========           =========        ============     ===========

BALANCE SHEET DATA:
     Reusable surgical
          products, net              $   10,034           $   6,915        $      4,924     $     4,867     $  32,836    $  31,226
     Total assets                        27,546              25,006              13,493          13,388        67,651       63,871
     Total indebtedness                      --               1,000              10,891          11,942       115,841       96,088
     Shareholders' equity (deficit)      24,348              20,756                 214            (182)      (50,293)     (34,796)


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

(2) As an S Corporation for federal income tax purposes, the Company had not been subject to income tax until the date of the Offering at which
         time the Company became a C Corporation.   On a pro forma basis,
         assuming the Company had been subject to income tax for all periods presented, the Company would not have recognized any corporate income tax expense prior to 1996. See Notes B and J of Notes to Financial Statements.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's Financial Statements and the Notes thereto included elsewhere in this report. This discussion and analysis contains trend analysis and might contain forward-looking statements. These statements are based on current expectations and actual results might differ materially. Among the factors that could cause actual results to vary are those described in this "Overview" section and in "Business - Certain Considerations."

OVERVIEW

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

         As of December 31, 1997, the Company believes its facilities operated at approximately 60% of their estimated aggregate annual revenue capacity of approximately $80 million at current prices. Estimated annual revenue capacity is based on the Company's estimate of revenues that would be derived from the full utilization of the facilities at current prices and without addition of equipment. Variations in maximum revenue potential by facility result from differences in product mix and pricing for each facility. The Company's ability to use this excess revenue capacity will depend on its success in substantially increasing its volume of business. A primary strategy of the Company is to increase its operating leverage by expanding revenues within existing markets.

         The Company amortizes its reusable surgical products on a per-use basis, based on estimates of the products' useful lives. SRI's purchase of used reusable surgical products in the Acquisition at approximately 17% of Amsco Sterile's net book value has resulted in lower amortization expense since the Acquisition. The Company's purchases of new reusable surgical products at current replacement cost increased amortization expense in 1997 and will increase future amortization expense. However, the Company's current replacement cost is substantially less than Amsco Sterile's original cost due to significantly improved sourcing of fabrics. See "Business--Certain Considerations - Increasing Replacement and Amortization Costs" and Note B of Notes to Financial Statements.

         The Company completed its initial public offering (the "Offering") of 2,150,000 shares of its Common Stock (including shares sold in the overallotment) in July and August 1996. The net proceeds of the Offering received by the Company after payment of expenses were $17.9 million, of which approximately $11 million was used to retire its acquisition debt and working capital facility.

         Before the Offering, the Company was an S Corporation for state and federal income tax purposes and not subject to corporate income taxes. Upon completion of the Offering, the Company's S Corporation status terminated and the Company became subject to corporate income taxes. See Notes B and K of Notes to Financial Statements.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)





RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of revenues represented by certain items reflected in the statements of operations of the Company.


                                                                     YEARS ENDED
                                                                     DECEMBER 31,
                                                   -------------------------------------------------

                                                        1997              1996              1995
                                                   -------------      ------------       -----------
Revenues                                               100.0%             100.0%            100.0%
Cost of revenues                                        66.0               67.7              69.7
                                                       -----              -----             -----

      Gross profit                                      34.0               32.3              30.3

Distribution expenses                                    7.8                9.3              11.1
Selling and administrative expenses                     14.9               14.7              15.7
                                                       -----              -----             -----

     Income from operations                             11.3                8.3               3.5

Interest expense (income), net                          (0.3)               2.0               5.9
                                                       -----              -----             -----
     Income (loss) before income taxes                  11.6                6.3              (2.4)

Income tax expense                                       4.6                0.6                --
                                                       -----              -----             -----

Net income (loss)                                        7.0%               5.7%             (2.4)%
                                                       =====              =====             =====

Pro forma information:
      Historical income (loss) before income taxes                          6.3%             (2.4)%

Pro forma income tax expense                                                2.4                --
                                                                          -----             -----

Pro forma net income (loss)                                                 3.9%             (2.4)%
                                                                          =====             =====



          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)



YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Revenues

         Revenues increased $7.7 million, or 23.9%, to $39.9 million in 1997 from $32.2 million in 1996. The revenue increases for the period were attributable to the activities of the Company's sales force, which was increased by 45% during 1997. The revenue increases were achieved equally from new customers and increased revenue from current customers.

Gross Profit

         Gross profit increased $3.2 million, or 30.4%, to $13.6 million in 1997 from $10.4 million in 1996. As a percentage of revenues, gross profit increased to 34.0% in 1997 from 32.3% in 1996. The improvement in gross profit is largely attributable to increased revenues, labor efficiencies, and the economies of scale associated with spreading fixed costs over increased revenues. These favorable factors were partially offset by higher amortization expense of reusable surgical products as the Company supplements the products purchased in the Acquisition with products purchased at current higher replacement cost. Increased revenues from relatively lower margin disposable surgical products also offset some of the efficiency gains.

Distribution Expenses

         Distribution expenses increased $150,000, or 5.0%, to $3.15 million in 1997 from $3.0 million in 1996. As a percentage of revenues, distribution expenses decreased to 7.8% in 1997 from 9.3% in 1996. The improvement in distribution expenses as a percentage of revenues resulted primarily from efficiencies derived from delivering more volume over existing routes, from adding additional routes and equipment at a slower pace than revenue growth, and from a renegotiated truck leasing contract.

Selling and Administrative Expenses

         Selling and administrative expenses increased $1.2 million, or 25.1%, to $5.9 million in 1997 from $4.7 million in 1996. As a percentage of revenues, selling and administrative expenses increased to 14.9% in 1997 from 14.7% in 1996. This increase was largely attributable to the Company increasing its sales force by 45% and hiring staff to manage anticipated revenue growth.

Interest Expense (Income), Net

         Interest expense (income) changed from interest expense of $648,000 in 1996 to interest income of $142,000 in 1997, primarily due to the elimination of the acquisition debt to Amsco Sterile repaid from the Offering proceeds and the interest and other income earned from investing excess cash.

Income Before Income Tax Expense

         As a result of the foregoing, the Company's income before taxes increased to $4.6 million in 1997, from $2.0 million in 1996. As a percentage of revenues, income before taxes in 1997 was 11.6% of revenues compared to 6.3% in 1996.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)


Historical Income Tax Expense

         Income tax expense increased $1.6 million to $1.8 million in 1997 from $200,000 in 1996. The Company's effective tax rate increased to 39.6% in 1997 from 9.4% in 1996. During 1996, the Company changed from an S Corporation to a C Corporation for Federal income tax purposes. The lower effective tax rate in 1996 reflects the recording of a deferred tax asset and the benefit from the allocation of the year's earnings between the C Corporation and the S Corporation (see Note J of the financial statements).

Pro Forma Income Tax Expense
         Pro forma income tax expense for 1996 reflects the statutory rate of 38.5% as if the Company had been treated as a C Corporation for the entire year.

Net Income Per Share

         The Company recorded a historical net income per share of $0.48 on a diluted basis, and $0.50 on a basic per share basis for 1997, compared with $0.28 for diluted and $0.29 for basic pro forma per share net income in 1996.


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

Selling and Administrative Expenses

         Selling and administrative expenses increased approximately $700,000, or 19.1%, to $4.7 million in 1996 from $4.0 million in 1995. This increase was largely attributable to additional sales personnel, the addition of an executive officer after the Offering, and the expense associated with being a public company. As a percentage of revenues, selling and administrative expenses decreased to 14.7% in 1996 from 15.7% in 1995, primarily due to leveraging of fixed administrative expenses over additional revenues.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)

Interest Expense, Net

         Interest expense decreased by approximately $850,000, or 56.5%, to $648,000 in 1996 from $1.5 million in 1995, primarily due to the elimination of the acquisition debt to Amsco Sterile repaid from the Offering proceeds, and the interest and other income earned in the amount of $181,000 since the Offering.

Income Before Income Tax Expense

         As a result of the foregoing, the Company's income before taxes increased to $2.0 million in 1996, from a loss before taxes of $604,000 in 1995. As a percentage of revenues, income before taxes in 1996 was 6.3% of revenues compared to a loss before taxes of 2.4% in 1995.

Historical Income Tax Expense

         During 1996, the Company changed from an S Corporation to a C Corporation for federal income tax purposes. This change resulted in an effective tax rate for the Company of 9.4% compared to the statutory income tax rate of 38.5%. The lower effective tax rate reflects the recording of a deferred tax asset and the benefit from the allocation of the year's earnings between the C Corporation and the S Corporation (see Note J of the Financial Statements).

Pro Forma Income Tax Expense

         In conjunction with the completion of the Offering, the Company terminated its S Corporation status. For pro forma income tax purposes only, the S Corporation's cumulative net operating losses as of December 31, 1995, of approximately $1.6 million were not treated as C Corporation losses. Accordingly, the 1996 pro forma income tax expense reflects the 38.5% statutory rate (See Note J of the Financial Statements.)

Net Income Per Share

         The Company recorded a pro forma net income per share of $0.29 on a basic per share basis, and $0.28 on a diluted per share basis for 1996, compared with ($0.20) for both basic and diluted pro forma per share net (loss) in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of capital have been cash flows from operations, sales of its debt and equity securities including the Offering, operating leases for facilities and distribution vehicles, and borrowings under its working capital loan facility.

         The Company's positive cash flow from operating activities was $3.9 million in 1997, compared to $1.7 million in 1996. The increase in cash from operating activities from 1996 to 1997 resulted primarily from increased net income before amortization and depreciation expense, and improved accounts receivable collections. This increase was partially offset by cash used for increased prepaid expenses and a decrease in accrued expenses. Inventories at December 31, 1997 were $1,979,000 compared to $1,240,000 at December 31, 1996.
The increase in inventory reflects the continued growth of disposable surgical products to supplement the Company's reusable products.

         The Company used approximately $3.6 million more net cash in investing activities in 1997 than in 1996. To support sales growth, the Company made capital expenditures in 1997 for equipment of $2.8 million and for reusable surgical products and carts of $6.0 million compared to $1.3 million for equipment and $4.0 million for reusable surgical products and carts in 1996. These expenditures were funded from proceeds of the Offering and cash provided by operating activities. The Company has not raised any cash in financing activities since the Offering.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)



         The Company continues to increase its expenditures for reusable surgical products, primarily to support anticipated increases in business. The Company's business is capital intensive and will require substantial capital expenditures for additional surgical products and equipment during the next several years to achieve its operating and expansion plans. To adequately service a new customer, the Company estimates that it makes an investment in new reusable surgical products and carts equal to approximately 50% of the projected first year revenue from the customer. The Company estimates capital expenditures for new carts and reusable surgical products will be approximately $750,000 per month for the next 12 months, although the amount will fluctuate with the growth of its business. The Company also expects to make additional expenditures of approximately $1.0 million in 1998 for equipment upgrades and maintenance to increase the aggregate capacity of its facilities and $1.0 million for new technology software and related computer hardware. Depending on its growth, the Company expects to add a facility at the end of 1998 or beginning of 1999, at an estimated cost of between $2.5 and $5.0 million depending on size and location.

         The Company expects to incur internal staff costs, consulting and other expenses for infrastructure and facilities' enhancements to prepare its computer systems and applications for the year 2000. The Company will make its computer systems year 2000 compliant as part of its $1 million of expenditures for new technology software and related computer hardware. There can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that another company's failure to convert will not adversely affect the Company's operations.

         The Company has established with First Union National Bank a $15.0 million unsecured revolving credit facility scheduled to mature in August
1999. The facility imposes certain financial covenants. Beginning January 1, 1997, total outstanding borrowings under the facility are limited to three times the Company's earnings before interest, taxes, depreciation, and amortization (EBITDA) for the previous four quarters (declining to two and one-half times by the last year). The Company must maintain a minimum tangible net worth of $18,750,000 during 1997, increasing to $20,745,000 for 1998 and $23,745,000 for the balance of the loan term. The Company may elect to convert up to $5.0 million of the available facility into term loans for capital expenditures that are repayable ratably over five years and secured by equipment acquired with the loan proceeds. All borrowings accrue interest at the London Interbank Offering Rate (LIBOR) plus 190 basis points (7.50% as of December 31, 1997). The facility restricts the declaration of dividends and prohibits the Company from encumbering its assets. Through December 31, 1997, there are no borrowings under this credit facility.

         As of December 31, 1997, the Company had cash of approximately $380,000. The Company believes that this cash balance, its cash flow from operating activities, and funds available under its credit facility will be sufficient to fund its growth and anticipated capital requirements for the next twelve months. In the longer term, the Company expects its capital requirements will be substantial and will depend on its growth and opportunities. The Company expects to fund additional capital expenditures from a combination of internal cash flow, its credit facility, and other capital sources. See "Business - Certain Considerations--Need for Capital."

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Sterile Recoveries, Inc.


         We have audited the accompanying balance sheets of Sterile Recoveries, Inc. as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterile Recoveries, Inc., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                        GRANT THORNTON LLP


Tampa, Florida
February 16, 1998

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                            STERILE RECOVERIES, INC.

                            STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)



                                                                            YEARS ENDED
                                                                            DECEMBER 31,
                                                     -----------------------------------------------------------
                                                           1997                  1996                   1995
                                                     -------------         ------------            -------------
Revenues                                             $      39,854         $     32,168            $       25,320
Cost of revenues                                            26,286               21,764                    17,659
                                                     -------------         ------------            --------------
         Gross profit                                       13,568               10,404                     7,661

Distribution expenses                                        3,150                3,000                     2,801
Selling and administrative expenses                          5,924                4,734                     3,975
                                                     -------------         ------------            --------------
         Income from operations                              4,494                2,670                       885

Interest expense (income), net                                (142)                 648                     1,489
                                                     -------------         ------------            --------------
         Income (loss) before income taxes                   4,636                2,022                      (604)

Income tax expense                                           1,835                  190                        --
                                                     -------------         ------------            --------------
         Net income (loss)                           $       2,801         $      1,832            $         (604)
                                                     =============         ============            ==============

Historical net income (loss) per
    common share - basic                             $        0.50         $       0.43            $        (0.20)
                                                     =============         ============            ==============
Historical net income (loss) per
    common share - diluted                           $        0.48         $       0.41            $        (0.20)
                                                     =============         ============            ==============

Unaudited pro forma information

         Historical income (loss) before income taxes                      $      2,022            $         (604)
         Pro forma income tax expense                                               778                        --
                                                                           ------------            --------------


         Pro forma net income (loss)                                       $      1,244            $         (604)
                                                                           ============            ==============

         Pro forma net income per common share - basic                     $       0.29            $        (0.20)
                                                                           ============            ==============

         Pro forma net income per common share - diluted                   $       0.28            $        (0.20)
                                                                           ============            ==============



      The accompanying notes are an integral part of these financial statements.

                            STERILE RECOVERIES, INC.

                                 BALANCE SHEETS
                       (in thousands, except share data)

                                                                                       December 31,
                                                                    -------------------------------------------

                                                                            1997                     1996
                                                                    -------------------       -----------------
                          ASSETS

Cash                                                                 $      380                  $    5,199
Accounts receivable, net                                                  6,016                       5,253
Inventories                                                               1,979                       1,240
Prepaid expenses and other assets                                         1,203                         530
Reusable surgical products                                               10,034                       6,915
Property, plant and equipment, net                                        7,253                       5,102
Goodwill, net                                                               521                         550
Deferred income taxes                                                       160                         217
                                                                     ----------                  ----------
         Total assets                                                $   27,546                  $   25,006
                                                                     ==========                  ==========


         LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable--related parties                                       $        -                  $    1,000
Accounts payable                                                          1,603                       1,360
Employee related accrued expenses                                           926                         901
Other accrued expenses                                                      669                         989
                                                                     ----------                  ----------
         Total liabilities                                                3,198                       4,250

Commitments and contingencies                                                 -                           -

Shareholders' equity
    Preferred stock--authorized 5,000,000 shares of $.001
         par value; no shares issued and outstanding                          -                           -
    Common stock--authorized 30,000,000 shares of $.001
         par value; issued and outstanding 5,659,894 and
         5,521,189 shares, respectively                                       6                           6
Additional paid-in capital                                               20,167                      19,376
Retained earnings                                                         4,175                       1,374
                                                                     ----------                  ----------

             Total shareholders' equity                                  24,348                      20,756
                                                                     ----------                  ----------

         Total liabilities and shareholders' equity                  $   27,546                  $   25,006
                                                                     ==========                  ==========





      The accompanying notes are an integral part of these financial statements.

                            STERILE RECOVERIES, INC.

                       STATEMENT OF SHAREHOLDERS' EQUITY
                     (In thousands, except for share data)


                                                COMMON STOCK                   ADDITIONAL        RETAINED
                                        ------------------------------           PAID-IN         EARNINGS
                                         SHARES                AMOUNT            CAPITAL        (DEFICIT)         TOTAL
                                        ---------            ---------         ----------       ---------       ---------
BALANCE AT DECEMBER 31, 1994            3,000,000            $       3         $     1,009       $ (1,194)      $    (182)

Conversion of note payable                225,807                   --               1,000             --           1,000
Net loss                                       --                   --                  --           (604)           (604)
                                        ---------            ---------         -----------       --------       ---------

BALANCE AT DECEMBER 31, 1995            3,225,807                    3               2,009         (1,798)            214

Issuance of common stock for cash          51,282                   --                 300             --             300
Acquisition of Surgipro                    90,000                    1                 526             --             527
Initial Public Offering, net            2,150,000                    2              17,926             --          17,928
S Corp Shareholder Distribution                --                   --                 (52)            --             (52)
Recapitalization of Company for
    change from S Corporation to
    C Corporation                              --                   --              (1,340)         1,340              --
Exercise of stock options                   4,100                   --                   7             --               7
Net income                                     --                   --                  --          1,832           1,832
                                        ---------            ---------         -----------       --------       ---------
BALANCE AT DECEMBER 31, 1996            5,521,189                    6              19,376          1,374          20,756

Conversion of note payable                128,205                   --                 750             --             750
Exercise of stock options                  10,500                   --                  41             --              41
Net income                                     --                   --                  --          2,801           2,801
                                        ---------            ---------         -----------       --------       ---------

BALANCE AT DECEMBER 31, 1997            5,659,894            $       6         $    20,167       $  4,175       $  24,348
                                        =========            =========         ===========       ========       =========




        The accompanying notes are an integral part of this financial statement.

                            STERILE RECOVERIES, INC.
                            STATEMENTS OF CASH FLOW
                                (In thousands)

                                                                                                 YEARS ENDED
                                                                                                 DECEMBER 31,
                                                                                 -----------------------------------------
                                                                                     1997              1996         1995
                                                                                 ------------      -----------   ----------
        1995
     ---------
Increase (decrease) in cash
Cash flows from operating activities
    Net income (loss)                                                           $     2,801        $   1,832    $      (604)
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
      Depreciation and amortization                                                     689              512            421
      Amortization of reusable surgical products                                      2,015            1,293            764
      Provision for reusable surgical products shrinkage                                606              422             --
      Deferred income taxes                                                              57             (217)            --
      Change in assets and liabilities (net of business combination)
        Accounts receivable                                                            (763)          (1,800)           (94)
        Inventories                                                                    (739)            (728)           (88)
        Prepaid expenses and other assets                                              (673)             (94)           (45)
        Accounts payable                                                                243               71            487
        Accrued expenses                                                               (295)             439            272
                                                                                -----------        ---------    -----------
             Net cash provided by operating activities                                3,941            1,730          1,113
                                                                                -----------        ---------    -----------

Cash flows from investing activities
    Purchases of property, plant, and equipment                                      (2,811)          (1,261)          (278)
    Purchases of reusable surgical products                                          (5,740)          (3,705)          (820)
    Payment for acquisition of business, net of cash acquired                             0                6             --
                                                                                -----------        ---------    -----------
             Net cash used in investing activities                                   (8,551)          (4,960)        (1,098)
                                                                                -----------        ---------     ----------
Cash flows from financing activities
    Proceeds from convertible demand notes                                                0            1,000             --
    Payments on related party debt                                                     (250)            (167)            --
    Payments on acquisition debt                                                          0           (9,081)          (800)
    Net proceeds from working capital facility                                            0           (1,810)           749
    Net proceeds from issuance of common stock                                           41           18,235             --
                                                                                -----------        ---------     ----------
             Net cash provided by (used in) financing activities                       (209)           8,177            (51)
                                                                                -----------        ---------     ----------


    Increase (decrease) in cash                                                      (4,819)           4,947            (36)
    Cash and cash equivalents at beginning of period                                  5,199              252            288
                                                                                -----------        ---------   ------------
    Cash and cash equivalents at end of period                                  $       380        $   5,199   $        252
                                                                                ===========        =========   ============

    Supplemental cash flow information
      Cash paid for interest                                                    $        67        $     697   $      1,419
                                                                                ===========        =========   ============
      Cash paid for income taxes                                                $     1,870        $      96   $         --
                                                                                ===========        =========   ============
Supplemental schedule of non-cash investing activities
    Purchase of Surgipro (1996)
      Fair value of assets acquired                                             $        --        $     986   $         --
      Cash received                                                                      --                6             --
      Common stock issued                                                                --             (526)            --
                                                                                -----------        ---------   ------------
      Liabilities incurred or assumed                                           $        --        $     466   $         --
                                                                                ===========        =========   ============

      Conversion of Convertible Demand Note into 128,205
        shares of common stock                                                  $       750        $      --   $  1,000,000
                                                                                ===========        =========   ============



      The accompanying notes are an integral part of these financial statements.

                            STERILE RECOVERIES, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE A--DESCRIPTION OF ORGANIZATION AND BUSINESS

         Sterile Recoveries, Inc. ("SRI" or the "Company") was incorporated in June 1994 in Florida to acquire all of the assets of its predecessor, AMSCO Sterile Recoveries, Inc. on July 31, 1994 (the "Acquisition"). The Company's corporate office is located in Clearwater, Florida.

         SRI provides hospitals and surgery centers with a comprehensive surgical procedure-based delivery and retrieval service for reusable gowns, towels, drapes and basins, and, additionally provides disposable products necessary for surgery. At eight regional facilities located in various states, SRI collects, sorts, cleans, inspects, packages, sterilizes, and delivers its reusable products on a just-in-time basis. On February 26, 1996, the Company acquired Surgipro, Inc. ("Surgipro"), which became its disposable products division, in order to expand its revenues from disposable accessory packs containing small surgical items such as needles and sutures. While its emphasis is providing a reusable surgical product delivery and retrieval service, the Company also earns revenues from the sale of disposable surgical products, representing 9% or less of total revenues for all periods presented herein.

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

Collectibility of accounts receivable

         The Company grants credit to customers who meet pre-established credit requirements. The Company does not require collateral when trade credit is granted to customers. Credit losses have been less than $35,000 for each period presented herein. The allowance for doubtful accounts at December 31, 1997 and 1996 is $39,000 and $35,000, respectively

Inventories

         Inventories consist principally of consumables, supplies, and disposable surgical products since the acquisition of Surgipro and are stated at the lower of cost or market - cost being determined on the first-in, first-out method.

                            STERILE RECOVERIES, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

Reusable surgical products

         Reusable surgical products are stated at historical cost, net of amortization. The products are amortized on a basis similar to the units of production method. Estimated useful lives are based on the estimated total number of available uses for each product. The expected total available usage for its products using the three principal fabrics (accounting for 85% of its products) are 75, 100, and 125 uses based on several factors including studies performed by management. Based on current reusable product turnover, the expected total available usage equates to a time period of approximately three to seven years. The estimates, however, are subject to revision if actual experience differs from the estimated available uses. Accumulated amortization at December 31, 1997 and 1996 approximates $4,325,000 and $2,388,000, respectively.

         The Company has experienced minor amounts of shrinkage, with actual shrinkage currently ranging 1% - 1.5% of revenues. As of December 31, 1997 and 1996, the Company has established a reserve for shrinkage of $195,000 and $135,000 respectively, to account for the estimated amount of product at customer locations which will not be returned to the Company. The Company will continue to evaluate, at least quarterly, the actual shrinkage experience and trends, and will review the shrinkage provision if deemed necessary.

Property, plant and equipment

         Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, or the term of the related leases for leasehold improvements, if less than the useful lives. For 1997, accelerated methods are used for tax purposes.

Goodwill

         Goodwill, which resulted from the acquisition of Surgipro, is stated at cost less accumulated amortization which is provided using the straight-line method over 20 years.

Impairment of long-lived and intangible assets

         On a quarterly basis, the Company evaluates the projected undiscounted cash flows of each business unit (reusable and disposable) to determine, when indicators of impairment are present, whether or not there has been permanent impairment of its long-lived assets, and accrues expenses for the amount, if any, determined to be permanently impaired. No impairment exists as of December 31, 1997.

Revenues

         Revenues are recognized as the agreed upon services are delivered, generally daily. The Company's revenues are principally generated from service agreements with varying terms of one to three years, which are cancellable by either party, generally with a 90-day notice. All reusable surgical products provided to a customer under these agreements are used by the customer, but remain the Company's property.

Income taxes

         At the time of the completion of the offering in July 1996 (see Note
H), the Company terminated its S Corporation status and became subject to corporate income taxes. Accordingly, income taxes are presented on a historical basis for 1997 and 1996. Pro forma taxes are presented for 1996 and 1995 using an effective rate of 38.5%.


 .

                            STERILE RECOVERIES, INC.

Fair value of financial instruments

         The carrying amounts of cash, receivables, payables, accrued expenses and notes payable approximate fair value because of the short-term nature of the items.

Earnings per common share

         The Company has adopted Standard of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share" as this standard became effective for financial statements issued after December 15, 1997. SFAS No. 128 eliminates primary and fully dilutive net income per common share and replaces them with basic and diluted net income per common share. Accordingly, all income per common share for the previous periods have been restated to conform to the new standard.

Accounting for Stock-Based Compensation

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

New Accounting Pronouncements

         SFAS No. 130, Reporting Comprehensive Income, is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The new rule requires that the Company (a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company plans to adopt SFAS No. 130 in 1998 and expects no material impact to the Company's financial statement presentation.

         SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, is effective for fiscal years beginning after December 15, 1997. This Statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, and amends SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries. This Statement requires annual financial statements to disclose information about products and services, geographic areas and major customers based on a management approach, along with interim reports. The management approach requires disclosing financial and descriptive information about an enterprises's reportable operating segments based on reporting information the way management organizes the segments for making business decisions and assessing performance. It also eliminates the requirement to disclose additional information about subsidiaries that were not consolidated. The Company plans to adopt SFAS No. 131 in 1998 with impact only to the Company's disclosure information and not its results of operations.

                            STERILE RECOVERIES, INC.

NOTE C--BUSINESS COMBINATIONS


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

                                                                                    Years Ended
                                                                      December 31,               December 31,
                                                                    -------------------------------------------
                                                                          1996                       1995
                                                                    ----------------          -----------------
                                                                                   (Unaudited)
Revenues                                                            $  32,281,858             $   26,315,051
Net income (loss)                                                   $   1,875,019             $     (683,968)
Pro forma net income (loss) per common share - basic                $        0.44             $        (0.22)
Pro forma net income (loss) per common share - diluted              $        0.42             $        (0.22)


NOTE D--PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                                                                      December 31,
                                             Useful Lives           ---------------------------------------------
                                               in Years                   1997                          1996
                                           --------------           -------------                   -------------
Land and buildings                                38                $     375,120                     $    324,474
Leasehold improvements & signs                   2-18                   1,530,812                        1,323,655
Machinery and equipment                          3-12                   6,042,063                        4,035,436
Office furniture, equipment & computers          3-10                   1,044,154                          497,593
                                                                    -------------                     ------------
                                                                        8,992,149                        6,181,158

Less: Accumulated depreciation and amortization                         1,739,644                        1,078,890
                                                                    -------------                     ------------
                                                                    $   7,252,505                     $  5,102,268
                                                                    =============                     ============



During 1997, 1996 and 1995, depreciation expense totaled approximately $660,000, $488,000 and $421,000, respectively.

                            STERILE RECOVERIES, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)


NOTE E--LINE OF CREDIT

         The Company has established with First Union National Bank a $15 million unsecured revolving credit facility that is scheduled to mature in August 1999. The facility imposes certain financial covenants. Beginning January 1, 1997, total outstanding borrowings under the facility are limited to three times the Company's earnings before interest, taxes, depreciation, and amortization (EBITDA) for the previous four quarters (declining to two and one-half times by the third year). The facility also imposes a covenant concerning the maintenance during the 1997 year of minimum tangible net worth of $19,245,000. The minimum net worth requirement increases to $20,745,000 for 1998. Thereafter, the minimum net worth requirement will be $23,745,000. Pursuant to the terms of the credit facility, the Company may elect to convert up to $5 million of the available facility into term loans for capital expenditures that are ratably payable over five years, and are secured by the equipment acquired with these loans. All borrowings accrue interest at the London Interbank Offering Rate (LIBOR) plus 190 basis points through October 15, 1998 (7.50% as of December 31, 1997), and 175 basis points thereafter until maturity. The facility restricts the declaration of dividends and prohibits the Company from encumbering its assets. Through December 31, 1997, there are no borrowings under this credit facility.


NOTE F--NOTES PAYABLE

         In conjunction with the Acquisition, the Company borrowed $1,000,000 from a director of the Company pursuant to a secured Convertible Demand Promissory Note which accrued interest at 12% per annum. In September, 1995, the note was converted into 225,807 shares of Common Stock at an effective conversion price of $4.43 per share.

         In March 1996, the Company borrowed $1,000,000 from a director pursuant to an 8.5% Convertible Demand Promissory Note. Seven hundred fifty thousand dollars of the Convertible Note was convertible to Common Stock at $5.85 per share and was converted on February 24, 1997 into 128,205 shares of common stock. The $250,000 non-convertible balance was paid on the same date. The Company incurred interest expense related to the demand notes of approximately $13,310, $71,000 and $70,000, respectively, for the years ended December 31, 1997, 1996 and 1995.

         Total interest expense and related fees for 1997, 1996 and 1995 was approximately $67,000, $829,000 and $1,489,000, respectively.

                            STERILE RECOVERIES, INC.

NOTE G--COMMITMENTS AND CONTINGENCIES

Operating Leases

         The Company leases offices, facilities, office equipment, and distribution vehicles under non-cancelable operating leases with terms ranging from one year to nine years. The office and processing facility leases contain various renewal options and escalating payments. At present, the Company intends to exercise certain aspects of these renewal options when the initial term expires. The vehicle leases contain contingent rentals based on mileage.

         Future minimum lease payments as of December 31, 1997 under leases in excess of one year are as follows:

           Year ending
                 1998                                        $1,523,311
                 1999                                         1,404,293
                 2000                                         1,323,739
                 2001                                         1,250,714
                 2002                                           772,573
                 Thereafter                                     208,676
                                                             ----------
                                  Total                      $6,483,306
                                                             ==========


         Rental expense for years ended December 31, 1997, 1996 and 1995 totaled $1,570,960, $1,960,346, and $1,866,246 (including contingent rentals of approximately $211,000, $228,000, and $230,000), respectively.

Legal Proceedings

         Neither the Company nor any of its property is subject to any litigation or other legal proceedings expected to have a material effect on the Company or its business.

Management Incentive Plan

         The Company has a Management Incentive Plan, the incentives of which are based on various performance factors and are adjusted to reflect the Company's overall performance as determined by the Board of Directors. Payment of the cash incentives is made at the end of the second month after the end of the incentive year. The participant must still be an employee of the Company at that time. Approximately $295,000, $375,000 and $195,000 of estimated incentives were recognized during the years ended December 31, 1997, 1996 and 1995, respectively.

Management Employment Agreements

         The Company has approved employment agreements with four executives and one other employee in which each person would receive severance pay equal to two years of base salary in the event that the executive or employee is terminated following a change in control of the Company.

                            STERILE RECOVERIES, INC.

NOTE H--SHAREHOLDERS' EQUITY

Common Stock

         Subject to preferences which might be applicable to any outstanding Preferred Stock, the holders of the Common Stock are entitled to receive dividends when, as, and if declared from time to time by the Board of Directors out of funds legally available. In the event of liquidation, dissolution, or winding-up of the Company, holders of the Common Stock are entitled to share ratably in all assets remaining after payment of liabilities subject to prior distribution rights of any Preferred Stock then outstanding. The Common Stock has no preemptive or conversion rights and is not subject to call or assessment by the Company. There are no redemption or sinking fund provisions applicable to the Common Stock.

         On July 24, 1996, the Company completed the Offering of 2,000,000 shares of its Common Stock priced at $9.50 per share. The net proceeds of the Offering, after deducting commissions of approximately $1,330,000 and approximately $1,100,000 in expenses, were approximately $16,570,000. In addition, the underwriters on August 9, 1996 exercised their overallotment option to purchase 150,000 additional shares of the Company's Common Stock. Proceeds to the Company of the underwriters' purchase of shares pursuant to their exercise of the overallotment option were $1,325,250 after commissions. The Company used approximately $11,000,000 of the proceeds to retire debt.

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

NOTE I--STOCK OPTIONS

         The Company maintains two stock option plans, the 1995 Stock Option Plan (the "Employee Plan") and the Company's 1996 Non-Employee Director Plan (the "Non-Employee Plan").

The Employee Plan

         The Employee Plan provides employees with incentive or non-qualified options to purchase up to 700,000 shares of Common Stock. On December 21, 1995, the Company granted non-qualified stock options covering a total of 94,000 shares of Common Stock to various employees at an exercise price of $5.85 per share. The exercise price represented the estimated fair value of the Company's Common Stock at the time of the grant, as approved by the Board of Directors based upon various factors including an independent third-party firm's valuation. None of the options vested until completion of the Offering, and are then vested ratably over the four-year period following the completed Offering. Since the Offering, the Company has granted 455,000 options under this Plan. The options vest ratably over five years from the date of the grant. All outstanding options vest upon a change in control of the company. Options granted under the Employee Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement or termination of employment. Included in these options are options to purchase 140,000 shares issued to an employee who is also a director and an officer of the Company.

                            STERILE RECOVERIES, INC.

The Non-Employee Plan

         The Non-Employee Plan provides for the grant of non-qualified stock options to purchase up to 100,000 shares of Common Stock to members of the Board of Directors who are not employees of the Company. At the completion of the Offering, each non-employee director was granted options to purchase 4,000 shares of Common Stock for each full remaining year of the director's term. Thereafter, on the date on which a new non-employee director is first elected or appointed, he will automatically be granted options to purchase 4,000 shares of Common Stock for each year of his initial term, and will be granted options to purchase 4,000 shares of Common Stock for each year of any subsequent term to which he is elected. All options become exercisable ratably over the director's term and have an exercise price equal to the fair market value of the Common Stock on the date of grant. As of December 31, 1997, options to purchase 28,000 shares have been granted under this Plan.

Other Stock Options

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

         On November 21, 1997, the Company issued to an officer and director an option to purchase 20,000 shares of the Company's Common Stock for $15.06 per share, which vests ratably over five years.

         If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net income (loss) and earnings (loss) per share would be reduced to the pro forma amounts indicated below:

                                                                              1997              1996             1995
                                                                             ------           -------          -------
Net income (loss)                          As reported                       $2,801           $ 1,244            $  (604)
                                           Pro forma (unaudited)             $2,390           $ 1,069            $  (608)

Basic earnings (loss) per share            As reported                       $ 0.50           $  0.29            $ (0.20)
                                           Pro forma (unaudited)             $ 0.43           $  0.25            $ (0.20)

Diluted earnings (loss) per share          As reported                       $ 0.48           $  0.28            $ (0.20)
                                           Pro forma (unaudited)             $ 0.41           $  0.24            $ (0.20)





                            STERILE RECOVERIES, INC.

The fair value of each option grant is estimated on the date of grant using the Binomial options-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively, no dividend yield for all years, expected volatility of 47, 32 and 38 percent; risk-free interest rates of 6.5, 5.6 and 6.5 percent, and expected lives of 4.1, 3.8 and 3.7 years.

A summary of the status of the Company's fixed stock option plan as of December 31, 1997, 1996 and 1995, and changes during the years ending on those dates is presented below:

                                                                                               Weighted
                                                                                               Average
                                                                                               Exercise
                                                            Shares                               Price
                                                           --------                            --------
Outstanding as of December 31, 1994                              --                                   --
         Granted                                            172,500                             $   4.96
         Exercised                                               --                                   --
         Forfeited                                               --                                   --
                                                            -------
Outstanding as of December 31, 1995                         172,500                             $   4.96

         Granted                                            258,000                             $   9.64
         Exercised                                           (4,100)                            $   1.71
         Forfeited                                           (2,400)                            $   5.85
                                                            -------
Outstanding as of December 31, 1996                         424,000                             $   7.83

         Granted                                            252,500                             $  16.45
         Exercised                                          (10,500)                            $   3.94
         Forfeited                                          (34,800)                            $  10.96
                                                            -------
Outstanding as of December 31, 1997                         631,200                             $  11.17
                                                            =======

         The following table summarizes information concerning currently outstanding and exercisable stock options:


OUTSTANDING SHARES
                                                                                Weighted Average
                                                                                   Remaining
     Range of                                   Number                          Contractual Life        Weighted Average
 Exercise Prices                             Outstanding                            (years)               Exercise Price
-----------------                            -----------                       ------------------       ----------------
        $1.00 - 4.42                             3,500                                    7.2               $  1.00
        $4.43 - 5.85                           145,800                                    7.9               $  5.21
        $5.86 - 9.50                           224,400                                    8.4               $  9.45
        $9.51 - 17.50                          257,500                                    9.5               $ 16.20


EXERCISABLE SHARES

        $ 1.00 - 4.42                            3,500                                                      $  1.00
        $ 4.43 - 5.85                           97,200                                                      $  4.89
        $ 5.86 - 9.50                           52,700                                                      $  9.36
        $ 9.51 - 17.50                           3,000                                                      $ 12.69





                            STERILE RECOVERIES, INC.

NOTE J--INCOME TAX

Historical Income Taxes

         In accordance with the provisions of the Internal Revenue Code, upon the completion of the Offering and the conversion to a C Corporation in 1996, a portion of the income earned after the conversion was allocated to the S Corporation. As a result of this allocation, the effective rate for calculating income taxes is lower than the statutory rates. In addition, the accounting rules require the establishment of deferred taxes for all existing temporary differences in the Company's assets' and liabilities' basis for income and financial reporting purposes at the date of conversion to a C Corporation. The Company recorded deferred tax assets of approximately $200,000 at the date of conversion.

         The provision for income taxes for the years ended December 31 is as follows:

                                                                         1997           1996
                                                                    --------------   ------------
                 Income taxes currently payable                     $ 1,778,000      $  407,000
                 Deferred income tax expense (benefit)                   57,000        (217,000)
                                                                    -----------      ----------
                 Income tax expense                                 $ 1,835,000      $  190,000
                                                                    ===========      ==========

         Reconciliation of the federal statutory income tax rate of 34.0% to the effective income tax rate for the years ended December 31 is as follows:

                                                                       1997             1996
                                                                    ----------       ---------
            Federal statutory income tax rate                          34.0%            34.0%
            State income taxes, net of federal                          4.5              4.5
            Net earnings allocated to the S Corporation period            -            (21.3)
            Deferred tax asset previously not recognized                  -            (10.7)
            Other, net                                                  1.1              2.9
                                                                    -------            -----
                                                                       39.6%             9.4%
                                                                    =======            =====

         Deferred tax asset and liability components resulting from the differences between accounting for financial statement purposes and purposes pursuant to SFAS No. 109 are as follows as of December 31:

                                                                         1997                1996
                                                                       --------            --------
                 Deferred tax assets:
                          Inventory shrinkage reserve                 $ 93,000             $ 52,000
                          Health insurance reserve                      55,000               64,000
                          Vacation pay accrual                          58,000               56,000
                          Other                                         33,000               45,000
                                                                      --------             --------
                                                                       239,000              217,000
                 Deferred tax liabilities - accumulated depreciation   (79,000)                   -
                                                                      --------             --------
                      Net deferred income taxes                       $160,000             $217,000
                                                                      ========             ========

No valuation allowance has been established as management considers the utilization of the deferred tax asset probable.

Pro forma income taxes

         In conjunction with the completion of the Offering in 1996, the Company terminated its S Corporation status. For pro forma income tax purposes, the S Corporation's cumulative net operating losses as of December 31, 1995 of approximately $1.6 million have not been used to reduce pro forma income tax expense in 1996. For 1996, the Company chose to recognize income tax expense using an effective rate of 38.5% of historical income before income taxes.

                            STERILE RECOVERIES, INC.

         Reconciliation of the income tax expense (benefit) calculated using the federal statutory income tax rate of 34% to the income tax expense recorded is as follows:


                                                                                     Years Ended
                                                                                     December 31,
                                                                      ------------------------------------------
                                                                           1996                          1995
                                                                      -------------                 -------------
Federal income taxes (benefit) at statutory rate                      $  687,000                      $(205,000)
State income taxes, net of federal benefit                                91,000                        (27,000)
Net operating losses not currently utilizable                                  -                        232,000
                                                                      ----------                      ---------

  Income tax expense                                                  $  778,000                      $      --
                                                                      ==========                      =========


NOTE K--WEIGHTED AVERAGE COMMON SHARES

         Historical and pro forma net income (loss) per common share is computed by dividing pro forma net income (loss) by the basic and diluted weighted average number of shares of common stock outstanding. For 1996 and 1995, pro forma net income (loss) includes a pro forma provision for income taxes assuming the Company had been subject to income taxes during the period it was an S Corporation for income tax purposes. For diluted weighted average shares outstanding, the Company used the treasury stock method to calculate the Common Stock equivalents that the stock options would represent.

                            STERILE RECOVERIES, INC.

                                                    YEAR ENDED              YEAR ENDED         YEAR ENDED
                                                   DECEMBER 31,            DECEMBER 31,       DECEMBER 31,
                                                       1997                    1996               1995
                                                  -------------           -------------       -------------
BASIC
-----

Actual weighted average shares outstanding;
   weighted average shares used in income per
   calculation - basic                               5,636,607                4,300,125               3,094,086


DILUTED
-------

Actual weighted average shares outstanding           5,636,607                4,300,125               3,094,086
Additional shares                                      225,013                  190,827                 418,729
                                                     ---------                 --------               ---------


         The following table sets forth the computation of historical basic and diluted earnings (loss) per share:


                                                               1997                      1996                      1995
                                                           ------------             -------------             -------------
   Numerator:
         Net income (loss)                                  $2,801,000               $1,832,000                $ (604,000)
                                                            ==========               ==========                ==========

     Denominator:
          Denominator for basic earnings per share -
          weighted average shares outstanding                5,636,607                4,300,125                 3,094,086

     Effect of dilutive securities:
           Employee stock options                              211,847                  141,097                         -
           Convertible notes                                    13,366                   49,736                         -
                                                            ----------               -----------               ----------
                                                               225,213                  190,827                         -
     Denominator for diluted earnings per share              5,861,820                4,490,952                 3,094,086
                                                             =========               ==========                ==========

     Net income (loss) per common share - basic             $     0.50               $     0.43                $    (0.20)
                                                            ==========               ==========                ==========
     Net income (loss) per common share - diluted           $     0.48               $     0.41                $    (0.20)
                                                            ==========               ==========                ==========

         The effect of all dilutive securities (see Notes F and I) for 1995 were not included in the calculation of diluted net loss per common share as the effect would have been anti-dilutive.

         Options to purchase 186,500 shares of common stock were not included for all or a portion of the 1997 computation of diluted net income per common share as the options' exercise price were greater than the average market price of the common shares and therefore the effect would be anti-dilutive.

NOTE L--RELATED PARTY TRANSACTIONS

         SRI paid $76,000, $56,000 and $8,000 in 1997, 1996 and 1995 to a company to design and supply the components for water reclamation systems for six SRI facilities. The company providing these services to SRI is owned by a director and shareholder of SRI.

         During 1997, 1996 and 1995, the Company paid approximately $20,000, $257,000, and $22,000 respectively, to the Company's corporate law firm, a member of which is a shareholder of the Company.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                             ON FINANCIAL SCHEDULE


Board of Directors
Sterile Recoveries, Inc.


         In connection with our audit of the financial statements of Sterile Recoveries, Inc., referred to in our report dated February 16, 1998, which is included in this annual report on SEC Form 10-K for the year ended December 31, 1997, we have also audited Schedule II for the years ended December 31, 1995, 1996 and 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



                                        GRANT THORNTON LLP

Tampa, Florida
February 16, 1998

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                            STERILE RECOVERIES, INC.


               Column A                      Column B            Column C           Column D           Column E
------------------------------------         --------            --------           --------           ---------

                                            BALANCE AT          CHARGED TO                                BALANCE
                                            BEGINNING           COSTS AND          DEDUCTIONS             AT END
            DESCRIPTION                     OF PERIOD            EXPENSES          (DESCRIBE)            OF PERIOD
            -----------                     ---------            ---------         -----------           ----------
Year ended December 31, 1995:
     Allowance for doubtful accounts        $  6,000             $ 25,000           $(10,000) (1)         $  21,000

Year ended December 31, 1996:
     Allowance for doubtful accounts        $ 21,000             $ 34,000           $(20,000) (1)         $  35,000

Year ended December 31, 1997:
      Allowance for doubtful accounts       $ 35,000             $ 36,000           $(32,000) (1)         $  39,000



-------------------------

(1) Write-offs of uncollectible accounts

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item concerning the Company's executive officers and directors is incorporated by reference to the information set forth under the captions "Proposal No. 1: Election of Directors" and "Other Information" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the information set forth under the caption "Executive Officer Compensation" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the information set forth under the caption "Other Information" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the information set forth under the caption "Certain Relationships" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders.



                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

         The Company did not file a Report on Form 8-K during the last quarter of 1997.

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

   10.21(4)      Loan Agreement dated October 15, 1996, between First Union National Bank of
                 Florida and the Company.




                                 EXHIBITS INDEX

    EXHIBIT
    NUMBER                                      EXHIBIT DESCRIPTION
    ------                                      -------------------
   10.22(4)      Revolving Line of Credit Promissory Note dated October 15, 1996, executed by the Company in favor of First Union National Bank of Florida.

   10.23(4)      Security Agreement dated October 15, 1996, executed by the Company in favor of First Union National Bank of Florida.

   10.24(5)      Amendments No. 2 and 3 to the 1995 Stock Option Plan.

   10.25         Stock Option Agreement dated November 21, 1997, between Bertram T. Martin,
                 Jr. and the Company.

   10.26         Corporate Service Agreement dated October 21, 1997, between Standard Textile
                 Company, Inc. and the Company.

   10.27         Corporate Service Agreement dated October 31, 1997, between Health Services
                 Corporation of America and the Company.

   10.28         1998 Stock Option Plan

   23.1          Consent of Grant Thornton, LLP

   27.1          Financial Data Schedule for year ended December 31, 1997 (for
                 SEC use only).

   27.2          Restated Financial Data Schedule for year ended December 31,
                 1996 (for SEC use only).

   27.3          Restated Financial Data Schedule for year ended December 31,
                 1995 (for SEC use only).

____________

(1) Incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996.

(2) Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Registrant on July 15, 1996.

(3) Incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Registrant on July 18, 1996.

(4) Incorporated by reference to the Quarterly Report on Form 10-Q filed by the Registrant on November 12, 1996.

(5) Incorporated by reference to the Annual Report on Form 10-K filed by the Registrant on March 24, 1997.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                        STERILE RECOVERIES, INC.

                                        BY: /s/ RICHARD T. ISEL
                                            -----------------------------------
                                            Richard T. Isel
                                            Chairman of the Board


Dated: March 24, 1998



    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


     SIGNATURE                                TITLE                                  DATE
     ---------                                -----                                  ----
/s/  RICHARD T. ISEL                  Chairman, Chief Executive Officer           March 24, 1998
---------------------------              and Director
    Richard T. Isel

/s/  BERTRAM T. MARTIN, JR.           President, Chief Operating Officer          March 24, 1998
---------------------------              and Director
    Bertram T. Martin, Jr.

/s/  WAYNE R. PETERSON                Executive Vice President and                March 24, 1998
---------------------------              Director
    Wayne R. Peterson

/s/  JAMES T. BOOSALES                Executive Vice President,                   March 24, 1998
---------------------------              Chief Financial Officer and
    James T. Boosales                    Director

/s/  JAMES M. EMANUEL                 Director                                    March 24, 1998
---------------------------
    James M. Emanuel

/s/  LEE R. KEMBERLING                Director                                    March 24, 1998
---------------------------
    Lee R. Kemberling
