Form 10-Q
period 1998-03-31
STERILE RECOVERIES INC
filed 1998-05-12
CIK 1014041

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                   FORM 10-Q


(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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

Number of outstanding shares of each class of Registrant's Common Stock as of April 23, 1998:

                   Common Stock, par value $.001 - 5,659,894

                                     INDEX


                                                                                                                     PAGE
                                                                                                                    -----
PART I                    FINANCIAL INFORMATION

                  Item 1  Financial Statements

                          Condensed Statements of Earnings for the three
                          month period ended March 31, 1998 (unaudited)
                          and the three month period ended March 31, 1997
                          (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1

                          Condensed Balance Sheets as of March 31, 1998
                          (unaudited) and December 31, 1997   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2

                          Condensed Statements of Cash Flow for the three
                          month period ended March 31, 1998 (unaudited)
                          and three month period ended March 31, 1997
                          (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

                          Notes to Condensed Financial Statements (unaudited) . . . . . . . . . . . . . . . . . . . .  4


                  Item 2  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5


PART II                   OTHER INFORMATION

                  Item 1  Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                  Item 2  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                  Item 3  Defaults Upon Senior Securities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                  Item 4  Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . . . . . . . . . 11

                  Item 5  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                  Item 6  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11


SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12


                         PART I - FINANCIAL INFORMATION


Item 1.  Condensed Financial Statements

                            STERILE RECOVERIES, INC.
                        CONDENSED STATEMENTS OF EARNINGS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                                       Three Months
                                                                                           Ended
                                                                             March 31, 1998     March 31, 1997
                                                                             --------------     --------------

Revenues                                                                        $ 11,732           $  9,038
Cost of revenues                                                                   7,734              5,950
                                                                               ---------           --------
     Gross profit                                                                  3,998              3,088

Distribution expenses                                                                887                757
Selling and administrative expenses                                                1,697              1,328
                                                                               ---------           --------
     Income from operations                                                        1,414              1,003

Interest expense (income), net                                                        (7)               (44)
                                                                               ---------           --------
     Income before income tax expense                                              1,421              1,047

Income tax expense                                                                   554                419
                                                                               ---------           --------
     Net income                                                                $     867           $    628
                                                                               =========           ========

Net income per common share - basic                                            $    0.15           $   0.11
                                                                               =========           ========

Net income per common share - diluted                                          $    0.15           $   0.11
                                                                               =========           ========

Weighted average common shares outstanding - basic                                 5,660              5,573
                                                                               =========           ========

Weighted average common shares outstanding - diluted                               5,859              5,856
                                                                               =========           ========





            See accompanying Notes to Condensed Financial Statements

                            STERILE RECOVERIES, INC.
                            CONDENSED BALANCE SHEETS
                       (In thousands, except share data)


                                                                             March 31,                   Dec. 31,
                                                                                1998                       1997
                                                                             ---------                  ---------
                                                                           (unaudited)
                          ASSETS

Cash                                                                         $    516                    $    380
Accounts receivable, net                                                        6,087                       6,016
Inventories                                                                     2,074                       1,979
Prepaid expenses and other assets                                                 643                       1,203
Reusable surgical products, net                                                11,084                      10,034
Property, plant and equipment, net                                              7,687                       7,253
Goodwill, net                                                                     514                         521
Deferred income taxes                                                             160                         160
                                                                             --------                    --------

         Total assets                                                        $ 28,765                    $ 27,546
                                                                             ========                    ========


    LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                             $  1,694                    $  1,603
Employee related accrued expenses                                                 757                         926
Other accrued expenses                                                          1,099                         669
                                                                             --------                    --------

         Total liabilities                                                      3,550                       3,198

Commitments and contingencies                                                       -                           -

Shareholders' equity
 Preferred stock--authorized 5,000,000 shares
  of $.001 par value; no shares issued and
  outstanding                                                                       -                           -
 Common stock--authorized 30,000,000 shares
  of $.001 par value; issued and outstanding
  5,659,894 shares                                                                  6                           6
Additional paid-in capital                                                     20,167                      20,167
Retained earnings                                                               5,042                       4,175
                                                                             --------                    --------

   Total shareholders' equity                                                  25,215                      24,348
                                                                             --------                    --------

   Total liabilities and shareholders' equity                                $ 28,765                    $ 27,546
                                                                             ========                    ========








           See accompanying Notes to Condensed Financial Statements

                            STERILE RECOVERIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOW
                                 (In thousands)
                                  (unaudited)

                                                                                          Three Months
                                                                                              Ended
                                                                               March 31,                March 31,
                                                                                 1998                     1997
                                                                               --------                --------
Increase (decrease) in cash
Cash flows from operating activities
  Net income                                                                   $    867                $    628
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Depreciation and amortization                                                   203                     146
    Amortization of reusable surgical products                                      675                     425
    Provision for reusable surgical products shrinkage                              256                     136

    Change in assets and liabilities
      Accounts receivable                                                           (71)                     43
      Inventories                                                                   (95)                     20
      Prepaid expenses and other assets                                             560                     (67)
      Accounts payable                                                               91                     581
      Accrued expenses                                                              261                    (139)
                                                                               --------               ---------
        Net cash provided by operating activities                                 2,747                   1,773
                                                                               --------               ---------

Cash flows from investing activities
  Purchases of property, plant and equipment                                       (630)                   (772)
  Purchases of reusable surgical products                                        (1,981)                 (1,275)
                                                                               --------               ---------

        Net cash used in investing activities                                    (2,611)                 (2,047)
                                                                               --------               ---------

Cash flows from financing activities
   Payments on related party debt                                                     0                    (250)
   Net proceeds from issuance of common stock                                         0                       1
                                                                               --------               ---------
        Net cash provided by (used in) financing activities                           0                    (249)
                                                                               --------               ---------

   Increase (decrease) in cash                                                      136                    (523)
   Cash and cash equivalents at beginning of period                                 380                   5,199
                                                                               --------               ---------
   Cash and cash equivalents at end of period                                  $    516               $   4,676
                                                                               ========               =========

   Supplemental cash flow information
     Cash paid for interest                                                    $     10               $      26
                                                                               ========               =========
     Cash paid for income taxes                                                $     97               $     258
                                                                               ========               =========

Conversion of Convertible Demand Note into 128,205
     shares of Common Stock                                                    $      0               $     750
                                                                               ========               =========






                            STERILE RECOVERIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)     Basis of Presentation.      The accompanying unaudited
                 condensed financial statements of Sterile Recoveries, Inc. (the "Company") have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting principles for interim financial statements and include those accounting policies disclosed in the Company's Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 1998. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K.


2.       INDEBTEDNESS


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

                                                           Three Months Ended
                                                 March 31, 1998       March 31, 1997
                                                 --------------       --------------
Revenues                                            100.0%                100.0%
Cost of revenues                                     65.9                  65.8
                                                   ------                ------
   Gross profit                                      34.1                  34.2
Distribution expense                                  7.6                   8.4
Selling and administrative expenses                  14.4                  14.7
                                                   ------                ------
   Income from operations                            12.1                  11.1
Interest expense (income),net                         0.0                  (0.5)
                                                   ------                ------
   Income before income taxes                        12.1                  11.6
Income tax expense                                    4.7                   4.6
                                                   ------                ------
Net income                                            7.4%                  7.0%
                                                   ======                ======







GORE(R) Surgical Barrier Fabric is a registered trademark of W.L. Gore & Associates, Inc.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         Revenues. The Company's revenues increased $2.7 million, or 29.8%, to $11.7 million in the first quarter of 1998 from $9.0 million in the first quarter of 1997. The revenue increases were equally attributable to new customers and increased revenues from current customers.

         Gross Profit. Gross profit increased $910,000, or 29.5%, to $4.0 million in the first quarter of 1998 from $3.1 million in the first quarter of 1997. The Company continues to benefit from labor efficiencies in the pack room and the economies of scale associated with spreading fixed costs over more revenues. These benefits were partially offset by higher amortization expense of reusable surgical products as the Company supplements the products purchased in the Acquisition with products purchased at current higher replacement cost. As a percentage of revenues, gross profit remained about the same at 34.1% in the first quarter of 1998, compared to 34.2% in the first quarter of 1997.

         Distribution Expenses. Distribution expenses increased $130,000, or 17.2%, to $887,000 in the first quarter of 1998 from $757,000 in the first quarter of 1997. Distribution expenses as a percentage of revenues decreased by 0.8% to 7.6% in the first quarter of 1998 from 8.4% in the first quarter of 1997. The improvement in distribution expenses as a percentage of revenues resulted primarily from efficiencies derived from delivering more volume over existing routes and from adding additional routes and equipment at a slower pace than revenue growth.

         Selling and Administrative Expenses. Selling and administrative expenses increased $369,000, or 27.8%, to $1.7 million in the first quarter of 1998, from $1.3 million in the first quarter of 1997. As a percentage of revenues, selling and administrative expenses decreased by 0.3% to 14.4% during the first quarter of 1998 from 14.7% during the first quarter of 1997. The Company's continuing increase in its sales force in the first quarter of 1998 was offset by its continuing ability to leverage administrative costs over more revenues.

         Interest Expense (Income), Net.   Interest income decreased $37,000,
or 84.1%, to an income of $7,000 in the first quarter of 1998 from an income of $44,000 in the first quarter of 1997, due to a reduction of cash available for investing.

         Income Before Income Tax Expense. As a result of the foregoing, the Company's income before taxes increased to $1.4 million in the first quarter of 1998, from income before taxes of $1.0 million in the first quarter of 1997.
As a percentage of revenues, income before taxes in the first quarter of 1998 was 12.1% of revenues compared to income before taxes of 11.6% of revenues in the first quarter of 1997.

         Income Tax Expense.   Income tax expense increased $135,000 to
$554,000 in the first quarter of 1998, compared to $419,000 in the first quarter of 1997. The Company's effective tax rate decreased to 39.0% in the first quarter of 1998, compared to 40.0% in the first quarter of 1997.

         Net Income Per Share. The Company recorded a net income per share of $0.15 on a basic and diluted per share basis for the first quarter of 1998, compared with $0.11 basic and diluted per share net income in the first quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's positive cash flow from operating activities was $2.7 million during the first three months of 1998, compared to $1.8 million during the first three months of 1997. The increase in cash from operating activities resulted primarily from increased net income before amortization and depreciation expense and a decrease in prepaid expenses.

         The Company used approximately $564,000 more net cash in investing activities in the first three months of 1998 than in the first three months of 1997. The Company has made capital expenditures in the first three months of 1998 for equipment of $630,000 and for reusable surgical products of $2.0 million compared to $772,000 for equipment and $1.3 million for reusable surgical products during the first three months of 1997. These expenditures were funded primarily by cash provided by operating activities.

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

         As of March 31, 1998, the Company had cash of approximately $516,000. The Company believes this current cash balance, combined with its cash flow from operating activities and funds available under its credit facility, will be sufficient to fund its growth and anticipated capital requirements for the next twelve months. The Company expects to fund additional capital expenditures from a combination of internal cash flow, its credit facility, and other capital sources.


Certain Considerations

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

         Need for Capital. The Company's business is capital intensive and will require substantial capital expenditures for additional surgical products and equipment during the next several years to achieve its operating and expansion plans. In the longer term, the Company expects that its needs for capital expenditures will be substantial and will depend on its growth and opportunities. The Company's inability to obtain adequate capital could have a material adverse effect on the Company. See -- "Liquidity and Capital Resources."

         Dependence on a Significant Customer and Market Consolidation. During the first quarter of 1998, Columbia/HCA Healthcare Corporation ("Columbia") hospitals, with which the Company currently does business, accounted for approximately 15% of SRI's revenues, compared to 16% in the first quarter of

1997. Although each Columbia hospital currently makes its purchasing decisions on an individual basis, and no single hospital accounted for more than 3% of the Company's revenues, the Company believes the executive management of Columbia has the ability to influence the selection of particular vendors. The loss of a substantial portion of the Columbia hospitals' business would have a material adverse effect on the Company. Additionally, hospitals are increasingly buying products and services in groups to improve efficiency and lower costs. Although SRI is increasingly targeting these groups for its sales efforts, a change of its customers' purchasing patterns could have a material adverse effect on the Company.

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

         Government Regulation. Significant aspects of the Company's businesses are subject to state and federal statutes and regulations governing, among other things, medical waste-disposal and workplace health and safety. In addition, most of the products furnished or sold by the Company are subject to regulation as medical devices by the U.S. Food and Drug Administration, as well as by other federal and state agencies. The FDA has the power to enjoin future violations, seize adulterated or misbranded devices, to require the manufacturer to remove them from the market, and to publicize relevant facts. The Company's facilities have been subject to regular inspections by FDA officials and the Company has received warning letters regarding its compliance with the FDA's Current Good Manufacturing Practices. The Company has either adequately addressed the concerns or is actively working with the FDA to resolve the issues. There can be no assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws that could materially adversely affect the Company's business, results of operations, or financial conditions.

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

         None.


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K


                              REPORTS ON FORM 8-K

         The Company did not file a report on Form 8-K during the three months ended March 31, 1998.



                                   EXHIBITS

         Exhibit 27 - Financial Data Schedule is filed herewith.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           STERILE RECOVERIES, INC.


Date: May 12, 1998                         By   /s/ James T. Boosales
                                              ---------------------------------
                                                  Executive Vice President and
                                                  Chief Financial Officer