Form 10-Q
period 1998-06-30
STERILE RECOVERIES INC
filed 1998-08-10
CIK 1014041

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from         to
                                                 -------    ------

                        Commission File Number: 000-20997


                            STERILE RECOVERIES, INC.
             (Exact name of Registrant as specified in its Charter)


             FLORIDA                                        59-3252632
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

Number of outstanding shares of each class of Registrant's Common Stock as of July 13, 1998:

                    Common Stock, par value $.001 - 5,660,694

                                      INDEX


                                                                                PAGE
                                                                                ----
PART I              FINANCIAL INFORMATION

         Item 1     Financial Statements

                    Condensed Statements of Earnings for the three month
                    period and six month period ended June 30, 1998
                    (unaudited) and the three month period and six month
                    period ended June 30, 1997 (unaudited)....................... 1

                    Condensed Balance Sheets as of June 30, 1998
                    (unaudited) and December 31, 1997 ........................... 2

                    Condensed Statements of Cash Flow for the six month
                    period ended June 30, 1998 (unaudited) and six month
                    period ended June 30, 1997 (unaudited)....................... 3

                    Notes to Condensed Financial Statements (unaudited).......... 4


         Item 2     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................... 5


PART II             OTHER INFORMATION

         Item 1     Legal Proceedings ...........................................11

         Item 2     Changes in Securities........................................11

         Item 3     Defaults Upon Senior Securities..............................11

         Item 4     Submission of Matters to a Vote of Security Holders..........11

         Item 5     Other Information............................................11

         Item 6     Exhibits and Reports on Form 8-K.............................11


SIGNATURE........................................................................12

                         PART I - FINANCIAL INFORMATION


Item 1.  Condensed Financial Statements

                            STERILE RECOVERIES, INC.
                        CONDENSED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)
                                   (unaudited)

                                           Three Months Ended           Six Months Ended
                                                 June 30,                    June 30,
                                            1998         1997           1998          1997
                                            ----         ----           ----          ----

Revenues                                  $ 12,283      $  9,675      $ 24,015      $ 18,712
Cost of revenues                             8,134         6,470        15,868        12,419
                                          --------      --------      --------      --------
     Gross profit                            4,149         3,205         8,147         6,293

Distribution expenses                          859           729         1,746         1,486
Selling and administrative expenses          1,768         1,395         3,465         2,723
                                          --------      --------      --------      --------
     Income from operations                  1,522         1,081         2,936         2,084

Interest expense (income), net                  (5)          (38)          (12)          (82)
                                          --------      --------      --------      --------
     Income before income tax expense        1,527         1,119         2,948         2,166

Income tax expense                             595           431         1,150           850
                                          --------      --------      --------      --------
     Net income                           $    932      $    688      $  1,798      $  1,316
                                          ========      ========      ========      ========




Net income per common share - basic       $   0.16      $   0.12      $    .32      $    .23
                                          ========      ========      ========      ========

Net income per common share - diluted     $   0.16      $   0.12      $    .31      $    .22
                                          ========      ========      ========      ========

Weighted average common shares
outstanding - basic                          5,660         5,656         5,660         5,614
                                          ========      ========      ========      ========

Weighted average common shares
outstanding - diluted                        5,902         5,880         5,879         5,867
                                          ========      ========      ========      ========


         See accompanying Notes to Condensed Financial Statements   Page 1 of 12

                            STERILE RECOVERIES, INC.
                            CONDENSED BALANCE SHEETS
                        (In thousands, except share data)


                                                       June 30,      Dec. 31,
                                                         1998          1997
                                                      -----------    --------
                                                      (unaudited)
                           ASSETS

Cash                                                     $    60     $   380
Accounts receivable, net                                   6,286       6,016
Inventories                                                1,954       1,979
Prepaid expenses and other assets                            552       1,203
Reusable surgical products, net                           11,888      10,034
Property, plant and equipment, net                         8,077       7,253
Goodwill, net                                                507         521
Deferred income taxes                                        160         160
                                                         -------     -------

         Total assets                                    $29,484     $27,546
                                                         =======     =======


       LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                         $ 1,775     $ 1,603
Employee related accrued expenses                            802         926
Other accrued expenses                                       752         669
                                                         -------     -------

         Total liabilities                                 3,329       3,198

Commitments and contingencies                                 --          --

Shareholders' equity
 Preferred stock--authorized 5,000,000 shares
  of $.001 par value; no shares issued and
  outstanding                                                 --          --
 Common stock--authorized 30,000,000 shares
  of $.001 par value; issued and outstanding
  5,660,694 shares and 5,659,894 shares, respectively          6           6
 Additional paid-in capital                               20,176      20,167
 Retained earnings                                         5,973       4,175
                                                         -------     -------

   Total shareholders' equity                             26,155      24,348
                                                         -------     -------

   Total liabilities and shareholders' equity            $29,484     $27,546
                                                         =======     =======


      See accompanying Notes to Condensed Financial Statements      Page 2 of 12

                            STERILE RECOVERIES, INC.
                        CONDENSED STATEMENTS OF CASH FLOW
                                 (In thousands)
                                   (unaudited)

                                                              Six Months Ended
                                                           June 30,     June 30,
                                                             1998        1997
                                                           -------      -------
Increase (decrease) in cash
Cash flows from operating activities
  Net income                                               $ 1,798      $ 1,316
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                              415          297
    Amortization of reusable surgical products               1,364          906
    Provision for reusable surgical products shrinkage         584          282

    Change in assets and liabilities
      Accounts receivable                                     (270)          17
      Inventories                                               25         (362)
      Prepaid expenses and other assets                        651         (115)
      Accounts payable                                         172        1,044
      Accrued expenses                                         (41)        (626)
                                                           -------      -------
        Net cash provided by operating activities            4,698        2,758
                                                           -------      -------

Cash flows from investing activities
  Purchases of property, plant and equipment                (1,225)      (1,636)
  Purchases of reusable surgical products                   (3,802)      (2,735)
                                                           -------      -------

        Net cash used in investing activities               (5,027)      (4,371)
                                                           -------      -------

Cash flows from financing activities
   Payments on related party debt                                0         (250)
   Net proceeds from issuance of common stock                    9          (37)
                                                           -------      -------
        Net cash provided by (used in) financing
        activities                                               9         (287)
                                                           -------      -------

   Increase (decrease) in cash                                (320)      (1,900)
   Cash and cash equivalents at beginning of period            380        5,199
                                                           -------      -------
   Cash and cash equivalents at end of period              $    60      $ 3,299
                                                           =======      =======

   Supplemental cash flow information
     Cash paid for interest                                $    19      $    35
                                                           =======      =======
     Cash paid for income taxes                            $ 1,151      $ 1,098
                                                           =======      =======

Conversion of Convertible Demand Note into 128,205
     shares of Common Stock                                $    --      $   750
                                                           =======      =======

Notes to Financial Statements



                            STERILE RECOVERIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a) Basis of Presentation. The accompanying unaudited condensed financial statements of Sterile Recoveries, Inc. (the "Company") have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting principles for interim financial statements and include those accounting policies disclosed in the Company's Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 1998. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K.


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

                                          Three Months Ended      Six Months Ended
                                               June 30,               June 30,
                                           1998       1997        1998       1997
                                          ------     ------      ------     -----

Revenues                                  100.0%     100.0%      100.0%      100.0%
Cost of revenues                           66.2       66.9        66.1        66.4
                                          -----      -----       -----       -----
   Gross profit                            33.8       33.1        33.9        33.6
Distribution expense                        7.0        7.5         7.3         7.9
Selling and administrative expenses        14.4       14.4        14.4        14.6
                                          -----      -----       -----       -----
   Income from operations                  12.4       11.2        12.2        11.1
Interest expense (income), net               .0       (0.4)       (0.1)       (0.5)
                                          -----      -----       -----       -----
   Income before income taxes              12.4       11.6        12.3        11.6
Income tax expense                          4.8        4.5         4.8         4.6
                                          -----      -----       -----       -----
Net income                                  7.6%       7.1%        7.5%        7.0%
                                          =====      =====       =====       =====








GORE(R) Surgical Barrier Fabric is a registered trademark of W.L. Gore & Associates, Inc.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         REVENUES. The Company's revenues increased $2.6 million, or 27.0%, to $12.3 million in the three months ended June 30, 1998 from $9.7 million in the three months ended June 30, 1997. In the six months ended June 30, 1998, the Company's revenues increased $5.3 million, or 28.3%, to $24.0 million, from $18.7 million in the six months ended June 30, 1997. The revenue increases were equally attributable to new customers and increased revenues from current customers.

         GROSS PROFIT. Gross profit increased $944,000, or 29.5%, to $4.1 million in the three months ended June 30, 1998 from $3.2 million in the three months ended June 30, 1997; and $1.9 million, or 29.5%, to $8.1 million in the six months ended June 30, 1998, from $6.3 million in the six months ended June 30, 1997. The Company continues to benefit from labor efficiencies in the pack room and the economies of scale associated with spreading fixed costs over more revenues. These benefits were partially offset by higher amortization expense and provisions for shrinkage of reusable surgical products as the Company supplements the products purchased in the Acquisition with products purchased at current higher replacement cost. Gross profit as a percentage of revenues increased by .7% to 33.8% in the three months ended June 30, 1998, from 33.1% in the three months ended June 30, 1997; and increased .3% to 33.9% in the six months ended June 30, 1998, from 33.6% in the six months ended June 30, 1997.

         DISTRIBUTION EXPENSES. Distribution expenses increased $130,000, or 17.8%, to $859,000 in the three months ended June 30, 1998, from $729,000 in the three months ended June 30, 1997; and $260,000, or 17.5%, to $1.7 million in the six months ended June 30, 1998, from $1.5 million in the six months ended June 30, 1997. Distribution expenses as a percentage of revenues decreased by .5% to 7.0% in the three months ended June 30, 1998 from 7.5% in the three months ended June 30, 1997; and decreased .6% to 7.3% in the six months ended June 30, 1998, from 7.9% in the six months ended June 30, 1997. The improvement in distribution expenses as a percentage of revenues resulted primarily from efficiencies derived from delivering more volume over existing routes and from adding additional routes and equipment at a slower pace than revenue growth.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $373,000, or 26.7%, to $1.8 million in the three months ended June 30, 1998, from $1.4 million in the three months ended June 30, 1997; and increased $742,000, or 27.2%, to $3.5 million in the six months ended June 30, 1998, from $2.7 million in the six months ended June 30, 1997. As a percentage of revenues, selling and administrative expenses remained the same at 14.4% in the three months ended June 30, 1998, and the three months ended June 30, 1997; and decreased .2% to 14.4% in the six months ended June 30, 1998, from 14.6% in the six months ended June 30, 1997. The Company's continuing increase in its sales force in the second quarter of 1998 was offset by its continuing ability to leverage administrative costs over more revenues.

         INTEREST EXPENSE (INCOME), NET. Interest income decreased $33,000, or 86.8%, to an income of $5,000 in the three months ended June 30, 1998, from an income of $38,000 in the three months ended June 30, 1997, and decreased $70,000, or 85.4%, to an income of $12,000 in the six months ended June 30,

1998, from $82,000 in the six months ended June 30, 1997, due to a reduction of cash available for investing.

         INCOME BEFORE INCOME TAX EXPENSE. As a result of the foregoing, the Company's income before taxes increased to $1.5 million in the three months ended June 30, 1998, from income before taxes of $1.1 million in the three months ended June 30, 1997; and increased to $2.9 million in the six months ended June 30, 1998, from an income before taxes of $2.2 million in the six months ended June 30, 1997. As a percentage of revenues, income before taxes in the three months ended June 30, 1998 was 12.4% of revenues, compared to income before taxes of 11.6% of revenues in the three months ended June 30, 1997; and income before taxes of 12.3% of revenue in the six months ended June 30, 1998, compared to income before taxes of 11.6% of revenues in the six months ended June 30, 1997.

         INCOME TAX EXPENSE. Income tax expense increased $164,000 to $595,000 in the three months ended June 30, 1998, compared to $431,000 in the three months ended June 30, 1997; and increased $300,000 to $1.1 million in the six months ended June 30, 1998, compared to $850,000 in the six months ended June 30, 1997. The Company's effective tax rate is 39.0%.

         NET INCOME PER SHARE. The Company recorded a net income per share of $0.16 on a basic and diluted per share basis for the three months ended June 30, 1998, compared with $0.12 basic and diluted per share net income for the three months ended June 30, 1997; and net income per share of $0.32 on basic per share basis and $0.31 on a diluted per share basis for the six months ended June 30, 1998, compared with a net income per share of $0.23 on a basic per share basis and $0.22 on a diluted per share basis for the six months ended June 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's positive cash flow from operating activities was $4.7 million during the six months ended June 30, 1998, compared to $2.8 million during the six months ended June 30, 1997. The increase in cash from operating activities resulted primarily from increased net income before amortization and depreciation expense and a decrease in prepaid expenses offset by a decrease in accounts payable and an increase in accounts receivable.

         The Company used approximately $700,000 more net cash in investing activities in the six months ended June 30, 1998 than in the six months ended June 30, 1997. The Company has made capital expenditures in the six months ended June 30, 1998 for equipment of $1.2 million and for reusable surgical products of $3.8 million compared to $1.6 million for equipment and $2.7 million for reusable surgical products during the six months ended June 30, 1997. These expenditures were funded primarily by cash provided by operating activities.

         The Company continues to increase its expenditures for reusable surgical products, primarily to support anticipated increases in business. The Company's business is capital intensive and will require substantial capital expenditures for additional surgical products and equipment during the next several years to achieve its operating and expansion plans. To adequately service a new customer, the Company estimates that it makes an investment in new reusable surgical products and carts equal to approximately 50% of the projected first year revenue from the customer. The Company estimates capital expenditures for new carts and reusable surgical products will be approximately $750,000 per month for the next 12 months, although the amount will fluctuate with the growth of its business. The Company also expects to make additional expenditures of approximately $500,000 in 1998 for equipment upgrades and maintenance to increase the aggregate capacity of its facilities and $1.0 million for new technology software and related computer hardware. The Company plans to add two facilities in the first half of 1999, at an estimated cost of between $3.0 and $4.0 million each depending on size and location.

         The Company does not have any borrowings under its $15.0 million unsecured revolving credit facility with First Union National Bank.

         As of June 30, 1998, the Company had cash of approximately $60,000. The Company believes this current cash balance, combined with its cash flow from operating activities and funds available under its credit facility, will be sufficient to fund its growth and anticipated capital requirements for the next twelve months. In the longer term, the Company expects to fund additional capital expenditures from a combination of internal cash flow, its credit facility, and other new capital sources.


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

         Need for Capital. The Company's business is capital intensive and will require substantial capital expenditures for additional surgical products and equipment during the next several years to achieve its operating and expansion plans. In the longer term, the Company expects that its needs for capital expenditures will be substantial and will depend on its growth and opportunities ties. The Company's inability to obtain adequate capital could have a material adverse effect on the Company. See -- "Liquidity and Capital Resources."

         Dependence on a Significant Customer and Market Consolidation. During the second quarter of 1998, Columbia/HCA Healthcare Corporation ("Columbia") hospitals, with which the Company currently does business, accounted for approximately 15.4% of SRI's revenues, compared to 15.0% in the second quarter of 1997. Although each Columbia hospital currently makes its purchasing decisions on an individual basis, and no single hospital accounted for more than 3% of the Company's revenues, the Company believes the executive management of Columbia has the ability to influence the selection of particular vendors. The loss of a substantial portion of the Columbia hospitals' business would have a material adverse effect on the Company. Additionally, hospitals are increasingly buying products and services in groups to improve efficiency and lower costs. Although SRI is increasingly targeting these groups for its sales efforts, a change of its customers' purchasing patterns could have a material adverse effect on the Company.

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

         Government Regulation. Significant aspects of the Company's businesses are subject to state and federal statutes and regulations governing, among other things, medical waste-disposal and workplace health and safety. In addition, most of the products furnished or sold by the Company are subject to regulation as medical devices by the U.S. Food and Drug Administration, as well as by other federal and state agencies. The Company's facilities are subject to regular inspections by FDA officials. The FDA has the power to enjoin future violations, seize adulterated or misbranded devices, require the manufacturer to remove products from the market, and publicize relevant facts. Federal or state governments might impose additional restrictions or adopt interpretations of existing laws that could materially adversely affect the Company.

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

         None.


Item 3.           Defaults Upon Senior Securities

         None.


Item 4.           Submission of Matters to a Vote of Security Holders

         At the annual meeting of the Company's shareholders on May 19, 1998, the shareholders voted on a proposal to elect Bertram T. Martin, Jr. and Wayne
R. Peterson as directors of the Company to serve until the 2001 annual meeting. The following sets forth the votes in this election:

                  Director               Votes For     Votes Against or Withheld
                  --------               ---------     -------------------------

         Bertram T. Martin, Jr.          3,152,951              -0-
         Wayne R. Peterson               3,152,951              -0-

         Richard T. Isel, James T. Boosales, James M. Emanuel and Lee R. Kemberling continue to serve as directors. The shareholders also approved the Company's 1998 Stock Option Plan, which provides up to 300,000 shares in the Plan, by a vote of 3,152,351 votes for and 600 votes against or withheld.


Item 5.           Other Information

         None.


Item 6.           Exhibits and Reports on Form 8-K

                                    EXHIBIT

         Exhibit 27         Financial Data Schedule


                               REPORTS ON FORM 8-K

         The Company did not file a report on Form 8-K during the three months ended June 30, 1998.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         STERILE RECOVERIES, INC.


Date: August 10, 1998                    By:        /s/ James T. Boosales
      ---------------                        ---------------------------------
                                                  Executive Vice President and
                                                  Chief Financial Officer