Form 10-Q
period 1998-09-30
STERILE RECOVERIES INC
filed 1998-11-13
CIK 1014041

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended SEPTEMBER 30, 1998

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


                                 (727) 726-4421
                        (Registrant's Telephone Number)

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
Number of outstanding shares of each class of Registrant's Common Stock as of October 30, 1998:

                   Common Stock, par value $.001 - 5,663,694

                                     INDEX


                                                                              PAGE
                                                                              ----
PART I            FINANCIAL INFORMATION

         Item 1   Financial Statements

                  Condensed Consolidated Statements of Earnings for
                  the three month period and nine month period ended
                  September 30, 1998 (unaudited) and the three month
                  period and nine month period ended September 30,
                  1997 (unaudited) . . . . . . . . . . . . . . . . . . . . . . .  1

                  Condensed Consolidated Balance Sheets as of September 30,
                  1998 (unaudited) and December 31, 1997 . . . . . . . . . . . .  2

                  Condensed Consolidated Statements of Cash Flow for
                  the nine month period ended September 30, 1998
                  (unaudited) and nine month period ended September 30,
                  1997 (unaudited) . . . . . . . . . . . . . . . . . . . . . . .  3

                  Notes to Condensed Consolidated Financial Statements
                  (unaudited) . . . .. . . . . . . . . . . . . . . . . . . . . .  4


         Item 2   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations  . . . . . . . . . . . . .  6


PART II           OTHER INFORMATION

         Item 1   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . 12

         Item 2   Changes in Securities  . . . . . . . . . . . . . . . . . . . . 12

         Item 3   Defaults Upon Senior Securities  . . . . . . . . . . . . . . . 12

         Item 4   Submission of Matters to a Vote of Security Holders  . . . . . 12

         Item 5   Other Information  . . . . . . . . . . . . . . . . . . . . . . 12

         Item 6   Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . 12

SIGNATURE    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14



                         PART I - FINANCIAL INFORMATION


Item 1.  Condensed Financial Statements

                            STERILE RECOVERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)
                                  (unaudited)

                                             Three Months Ended        Nine Months Ended
                                               September 30,              September 30,
                                             1998        1997           1998        1997
                                             ----        ----           ----        ----
Revenues                                  $ 13,021     $ 10,110      $ 37,036     $ 28,822
Cost of revenues                             8,983        6,627        24,851       19,048
                                          --------     --------      --------     --------
     Gross profit                            4,038        3,483        12,185        9,774

Distribution expenses                          940          811         2,687        2,296
Selling and administrative expenses          1,728        1,581         5,192        4,303
                                          --------     --------      --------     --------
     Income from operations                  1,370        1,091         4,306        3,175

Interest expense (income), net                  20          (24)            8         (105)
                                          --------     --------      --------     --------
     Income before income tax expense        1,350        1,115         4,298        3,280

Income tax expense                             531          429         1,681        1,278
                                          --------     --------      --------     --------
     Net income                           $    819     $    686      $  2,617     $  2,002
                                          ========     ========      ========     ========

Dividends on preferred stock                    16           --            16           --
                                          --------     --------      --------     --------
Net income available for common
 shareholders                             $    803     $    686      $  2,601     $  2,002
                                          ========     ========      ========     ========


Net income per common share - basic       $   0.14     $   0.12      $   0.46     $   0.36
                                          ========     ========      ========     ========

Net income per common share - diluted     $   0.14     $   0.12      $   0.44     $   0.34
                                          ========     ========      ========     ========

Weighted average common shares
outstanding - basic                          5,663        5,658         5,661        5,629
                                          ========     ========      ========     ========

Weighted average common shares
outstanding - diluted                        5,994        5,865         5,916        5,866
                                          ========     ========      ========     ========



     See accompanying Notes to Condensed Consolidated Financial Statements

                            STERILE RECOVERIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                September 30,  Dec. 31,
                                                    1998         1997
                                                -------------  --------
                                                 (unaudited)
                   ASSETS

Cash                                              $    --     $   380
Accounts receivable, net                            7,264       6,016
Inventories                                         1,896       1,979
Prepaid expenses and other assets                   1,241       1,203
Reusable surgical products, net                    13,805      10,034
Property, plant and equipment, net                 11,702       7,253
Goodwill, net                                       5,196         521
Deferred income taxes                                 160         160
                                                  -------     -------

         Total assets                             $41,264     $27,546
                                                  =======     =======


    LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                     $ 2,515     $    --
Accounts payable                                    2,673       1,603
Employee related accrued expenses                     939         926
Other accrued expenses                              1,036         669
                                                  -------     -------

         Total liabilities                          7,163       3,198

Commitments and contingencies                          --          --

Shareholders' equity
 Preferred stock                                        1          --
 Common stock                                           6           6
 Additional paid-in capital                        27,318      20,167
 Retained earnings                                  6,776       4,175
                                                  -------     -------

   Total shareholders' equity                      34,101      24,348
                                                  -------     -------

   Total liabilities and shareholders' equity     $41,264     $27,546
                                                  =======     =======




     See accompanying Notes to Condensed Consolidated Financial Statements

                            STERILE RECOVERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)
                                  (unaudited)


                                                                             Nine Months Ended
                                                                        September 30,   September 30,
                                                                             1998           1997
                                                                        ------------    ------------
Increase (decrease) in cash
Cash flows from operating activities
  Net income                                                              $ 2,617      $ 2,002
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                             691          481
    Amortization of reusable surgical products                              2,014        1,447
    Provision for reusable surgical products shrinkage                        921          433

    Change in assets and liabilities (net of business combination):
      Accounts receivable                                                    (562)        (214)
      Inventories                                                             102         (692)
      Prepaid expenses and other assets                                        26         (262)
      Accounts payable                                                      1,458          514
      Accrued expenses                                                         (2)        (674)
                                                                          -------      -------
        Net cash provided by operating activities                           7,265        3,035
                                                                          -------      -------

Cash flows from investing activities
  Purchases of property, plant and equipment                               (2,639)      (2,292)
  Purchases of reusable surgical products                                  (5,411)      (4,525)
  Payment for acquisition of business, net of cash acquired                (1,340)           0
                                                                          -------      -------
        Net cash used in investing activities                              (9,390)      (6,817)
                                                                          -------      -------
Cash flows from financing activities
   Borrowings from line of credit                                           1,734         (250)
   Net proceeds from issuance of common stock                                  11          (12)
                                                                          -------      -------
        Net cash provided by (used in) financing
        activities                                                          1,745         (262)
                                                                          -------      -------

   Increase (decrease) in cash                                               (380)      (4,044)
   Cash and cash equivalents at beginning of period                           380        5,199
                                                                          -------      -------
   Cash and cash equivalents at end of period                             $    (0)     $ 1,155
                                                                          =======      =======

   Supplemental cash flow information
     Cash paid for interest                                               $    30      $    44
                                                                          =======      =======
     Cash paid for income taxes                                           $ 1,661      $ 1,577
                                                                          =======      =======

   Conversion of Convertible Demand Note into 128,205
    shares of Common Stock                                                $    --      $   750
                                                                          =======      =======
Non-cash activities
   During 1998 the Company acquired $9.4 million in assets and assumed $761,000 in liabilities in exchange for cash of $1,510,047 and Series A Preferred
    Stock with a value of $7,140,000.




     See accompanying Notes to Condensed Consolidated Financial Statements

                            STERILE RECOVERIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Sterile Recoveries, Inc. (the "Company") have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting principles for interim financial statements and include those accounting policies disclosed in the Company's Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 1998. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K.


2.       ACQUISITIONS

         On August 31, 1998, the Company acquired all the stock of Repak Surgical Enterprises, Inc. ("Repak"), a wholly owned subsidiary of Standard Textile Co., Inc.("Standard Textile"), in exchange for 566,667 shares of its convertible Series A Preferred Stock. From its facility located in the Cincinnati area, Repak provides reusable surgical product services similar to the Company's reprocessing services to the Ohio and Michigan markets. The Series A Preferred Stock is convertible by its holder at any time into the same number of shares of the Company's common stock. Under certain conditions, including the Company's common stock having an average closing trading price of $18.00 per share for a specified time period, the preferred stock is mandatorily convertible into the Company's common stock. The Series A Preferred Stock was valued at $7,140,000 by an independent business valuation expert.

         The Company also purchased the Repak facility's real estate for $1.5 million cash from Standard Textile's affiliates (see Note 3).

         The Company has accounted for the acquisition as a purchase and included Repak's operating results in the Company's operating results since September 1, 1998. Of the approximately $8.6 million total costs it incurred to complete the acquisition, the Company allocated approximately $4.7 million to tangible assets, incurred approximately $760,000 in liabilities, and allocated approximately $4.7 million to goodwill. Goodwill will be amortized over thirty years based upon various factors including historical and projected operating results.

         The following unaudited pro forma information combines the Company's results of operations with Repak's results of operations as if the acquisition had occurred at the beginning of each respective period.



                                                    Three Months Ended         Nine Months Ended
                                                       September 30,             September 30,
                                                   1998          1997          1998          1997
                                                 ---------     ---------     ------ --     --------
Revenues                                         $  14,580     $  12,132     $  42,980     $35,067
                                                 =========     =========     =========     =======
Net income                                       $     893     $     778     $   2,942     $ 2,231
                                                 =========     =========     =========     =======
Net income available for common
 shareholders                                    $     846     $     727     $   2,789     $ 2,078
                                                 =========     =========     =========     =======
Net income per common share, basic               $    0.15     $    0.13     $    0.49     $  0.37
                                                 =========     =========     =========     =======
Net income per common share, diluted             $    0.14     $    0.12     $    0.47     $  0.35
                                                 =========     =========     =========     =======

        This pro forma financial information does not necessarily reflect the Company's actual operating results if the transaction had been effective during the shown periods and does not necessarily reflect future results.


3.      INDEBTEDNESS

        The Company has established with First Union National Bank a $15 million unsecured revolving credit facility that is scheduled to mature in August 1999. The facility imposes certain financial covenants. Currently total outstanding borrowings are limited to two and one-half times the Company's earnings before interest, taxes, depreciation, and amortization (EBITDA) for the previous four quarters. The facility also requires the Company to maintain a minimum tangible net worth of $23,745,000. The Company may elect to convert up to $5 million of the available facility into term loans for capital expenditures that are ratably payable over five years, and secured by the equipment acquired with these loans. All borrowings accrue interest at the London Interbank Offering Rate (LIBOR) plus 190 basis points through October 15, 1998 (7.28% as of September 30, 1998), and 175 basis points thereafter until maturity. The facility generally prohibits the Company from encumbering its assets.

        As of September 30, 1998, the Company had borrowings of $1.7 million, of which approximately $1.5 million was incurred to fund the Company's purchase of the Repak facility real estate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW

         The Company provides hospitals and surgery centers with a comprehensive surgical procedure-based delivery and retrieval service for reusable gowns, towels, drapes, and basins and provides other disposable products necessary for surgery. At nine regional facilities, the Company collects, sorts, cleans, inspects, packages, sterilizes, and delivers its reusable products on a just-in-time basis. The Company offers an integrated "closed-loop" reprocessing service that uses two of the most technologically advanced reusable textiles: (i)a GORE(R) Surgical Barrier Fabric for gowns and drapes that is breathable yet liquidproof and provides a viral/bacterial barrier and (ii) an advanced microfiber polyester surgical fabric for gowns and drapes that is liquid and bacterial resistant. The Company believes that its reusable surgical products made from these fabrics provide protection and comfort that are superior to disposable alternatives.

         On August 31, 1998, the Company acquired all the shares of stock of Repak Surgical Enterprises, Inc. ("Repak"), a wholly-owned subsidiary of Standard Textile Co., Inc. ("Standard Textile"), in exchange for 566,667 shares of its convertible Series A Preferred Stock. From a facility in the Cincinnati area, Repak provides the Ohio and Michigan markets with reusable surgical product services similar to the Company's reprocessing service. In the twelve months ended December 31, 1997, Repak had annual revenues of approximately $8.3 million from its reusable surgical products reprocessing service. The Company also purchased the Repak facility's real estate for $1.5 million cash from affiliates of Standard Textile.

         The newly issued Series A Preferred Stock is convertible by its holder at any time into the same number of shares of the Company's common stock. Under certain conditions, including the Company's common stock having an average closing trading price of $18.00 for a specified time period, the Series A Preferred Stock is mandatorily convertible into the Company's common stock. The Series A Preferred Stock accrues a 2% dividend on its liquidation preference of $18.00 per share, payable quarterly, until the earlier of September 1, 2004 or the date the shares are converted into shares of common stock.

RESULTS OF EARNINGS

         The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in the statement of earnings of the Company.

                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                     1998       1997        1998       1997
                                    ------     ------      ------      -----
Revenues                            100.0%     100.0%      100.0%      100.0%
Cost of revenues                     69.0       65.5        67.1        66.1
                                    -----      -----       -----       -----
   Gross profit                      31.0       34.5        32.9        33.9
Distribution expense                  7.2        8.0         7.3         8.0
Selling and administrative
 expenses                            13.3       15.7        14.0        14.9
                                    -----      -----       -----       -----
   Income from operations            10.5       10.8        11.6        11.0
Interest expense (income), net        0.1       (0.2)       (0.0)       (0.4)
                                    -----      -----       -----       -----
   Income before income taxes        10.4       11.0        11.6        11.4
Income tax expense                    4.1        4.2         4.5         4.5
                                    -----      -----       -----       -----
Net income                            6.3%       6.8%        7.1%        6.9%
                                    =====      =====       =====       =====


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         REVENUES. The Company's revenues increased $2.9 million, or 28.8%, to $13.0 million in the three months ended September 30, 1998 from $10.1 million in the three months ended September 30, 1997. In the nine months ended September 30, 1998, the Company's revenues increased $8.2 million, or 28.5%, to $37.0 million, from $28.8 million in the nine months ended September 30, 1997. The revenue increases were attributable in roughly equal amounts to new customers, increased revenues from current customers, and added revenues from the Repak acquisition.

         GROSS PROFIT. Gross profit increased $555,000, or 15.9%, to $4.0 million in the three months ended September 30, 1998 from $3.5 million in the three months ended September 30, 1997; and $2.4 million, or 24.7%, to $12.2 million in the nine months ended September 30, 1998, from $9.8 million in the nine months ended September 30, 1997. Gross profit as a percentage of revenues decreased by 3.5% to 31.0% in the three months ended September 30, 1998, from 34.5% in the three months ended September 30, 1997; and decreased by 1.0% to 32.9% in the nine months ended September 30, 1998, from 33.9% in the nine months ended September 30, 1997. The Company's gains in labor efficiencies and its economies of scale from spreading fixed costs over more revenues in the third quarter of 1998 were not as much as expected, and therefore did not fully offset increases during that quarter in its amortization expense and shrinkage of reusable surgical products.

         DISTRIBUTION EXPENSES. Distribution expenses increased $129,000, or 15.9%, to $940,000 in the three months ended September 30, 1998, from $811,000 in the three months ended September 30, 1997; and $391,000, or 17.0%, to $2.7 million in the nine months ended September 30, 1998, from $2.3 million in the nine months ended September 30, 1997.

GORE(R) Surgical Barrier Fabric is a registered trademark of W.L. Gore & Associates, Inc.

Distribution expenses as a percentage of revenues decreased by .8% to 7.2% in the three months ended September 30, 1998 from 8.0% in the three months ended September 30, 1997; and decreased .7% to 7.3% in the nine months ended September 30, 1998, from 8.0% in the nine months ended September 30, 1997. The improvement in distribution expenses as a percentage of revenues resulted primarily from efficiencies derived from delivering more volume over existing routes and from adding additional routes and equipment at a slower pace than revenue growth.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $147,000, or 9.3%, to $1.7 million in the three months ended September 30, 1998, from $1.6 million in the three months ended September 30, 1997; and increased $889,000, or 20.7%, to $5.2 million in the nine months ended September 30, 1998, from $4.3 million in the nine months ended September 30, 1997. As a percentage of revenues, selling and administrative expenses decreased 2.4% to 13.3% in the three months ended September 30, 1998 from 15.7% in the three months ended September 30, 1997; and decreased .9% to 14.0% in the nine months ended September 30, 1998, from 14.9% in the nine months ended September 30, 1997. Improvement in selling and administrative expenses as a percentage of revenues resulted primarily from the Company's continuing ability to leverage administrative costs over more revenues.

         INTEREST EXPENSE (INCOME), NET. Interest expense increased $44,000 to interest expense of $20,000 in the three months ended September 30, 1998, from interest income of $24,000 in the three months ended September 30, 1997, and increased $113,000 to interest expense of $8,000 in the nine months ended September 30, 1998, from interest income of $105,000 in the nine months ended September 30, 1997. The increased interest expense was primarily a consequence of borrowings under the Company's revolving credit facility to fund the Company's $1.5 million cash purchase of the Repak facility real estate.

         INCOME BEFORE INCOME TAX EXPENSE. As a result of the foregoing, the Company's income before taxes increased to $1.4 million in the three months ended September 30, 1998, from income before taxes of $1.1 million in the three months ended September 30, 1997; and increased to $4.3 million in the nine months ended September 30, 1998, from an income before taxes of $3.3 million in the nine months ended September 30, 1997. As a percentage of revenues, income before taxes in the three months ended September 30, 1998 was 10.4% of revenues, compared to income before taxes of 11.0% of revenues in the three months ended September 30, 1997; and income before taxes of 11.6% of revenue in the nine months ended September 30, 1998, compared to income before taxes of 11.4% of revenues in the nine months ended September 30, 1997.

         INCOME TAX EXPENSE. Income tax expense increased $102,000 to $531,000 in the three months ended September 30, 1998, compared to $429,000 in the three months ended September 30, 1997; and increased $403,000 to $1.7 million in the nine months ended September 30, 1998, compared to $1.3 million in the nine months ended September 30, 1997. The Company's effective tax rate is 40.0%.

         NET INCOME PER SHARE. The Company recorded a net income per share of $0.14 on a basic and diluted per share basis for the three months ended September 30, 1998, compared with $0.12 basic and diluted per share net income for the three months ended September 30, 1997; and net income per share of $0.46 on basic per share basis and $0.44 on a diluted per share basis for the nine months ended September 30, 1998, compared with a net income per share of $0.36 on a basic per share basis and $0.34 on a diluted per share basis for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's positive cash flow from operating activities was $6.5 million during the nine months ended September 30, 1998, compared to $3.0 million during the nine months ended September 30, 1997. The increase in cash from operating activities resulted primarily from increased net income before amortization and depreciation expense and a decrease in prepaid expenses and inventories, offset by an increase in accounts receivable. The Company's positive cash flow covered the required purchases of reusable surgical products during the first nine months of this year.

         The Company used approximately $2.6 million more net cash in investing activities in the nine months ended September 30, 1998 than in the nine months ended September 30, 1997. The Company has made capital expenditures in the nine months ended September 30, 1998 for equipment of $2.6 million and for reusable surgical products of $5.4 million compared to $2.3 million for equipment and $4.5 million for reusable surgical products during the nine months ended September 30, 1997. The Company also used $1.3 million, net of cash acquired, for the purchase of real estate in connection with the acquisition of Repak Surgical Enterprises, Inc. on August 31, 1998. These expenditures were funded primarily by cash provided by operating activities and from borrowings under the Company's revolving credit facility.

         The Company continues to increase its expenditures for reusable surgical products, primarily to support anticipated increases in business. The Company's business is capital intensive and will require substantial capital expenditures for additional surgical products and equipment during the next several years to achieve its operating and expansion plans. To adequately service a new customer, the Company estimates that it makes an investment in new reusable surgical products and carts equal to approximately 50% of the projected first year revenue from the customer. The Company estimates capital expenditures for new carts and reusable surgical products will be approximately $750,000 per month for the next 12 months, although the amount will fluctuate with the growth of its business. The Company also expects to make additional expenditures of approximately $500,000 in 1998 for equipment upgrades and maintenance to increase the aggregate capacity of its facilities and $1.0 million for new technology software and related computer hardware. The Company plans to add facilities in Stockton, California and Chattanooga, Tennessee in the first half of 1999, at an estimated cost of approximately $4.5 and $4.3 million, respectively, for each facility.

         As of September 30, 1998 the Company had borrowings of $1.7 million from its $15.0 million unsecured credit facility with First Union National Bank, of which approximately $1.5 million was incurred by the Company to fund its acquisition of the Repak facility real estate.

         As of September 30, 1998, the Company had a zero cash balance, but believes its cash flow from operating activities and funds available under its credit facility will be sufficient to fund its growth and anticipated capital requirements for the next twelve months. In the longer term, the Company expects to fund additional capital expenditures from a combination of internal cash flow, its credit facility, and other new capital sources.


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

         Dependence on a Significant Customer and Market Consolidation. During the third quarter of 1998, Columbia/HCA Healthcare Corporation ("Columbia") hospitals, with which the Company currently does business, accounted for approximately 15% of SRI's revenues, compared to 17% in the third quarter of 1997. Although each Columbia hospital currently makes its purchasing decisions on an individual basis, and no single hospital accounted for more than 3.5% of the Company's revenues, the Company believes the executive management of Columbia has the ability to influence the selection of particular vendors. The loss of a substantial portion of the Columbia hospitals' business would have a material adverse effect on the Company. Additionally, hospitals are increasingly buying products and services in groups to improve efficiency and lower costs. Although SRI is increasingly targeting these groups for its sales efforts, a change of its customers' purchasing patterns could have a material adverse effect on the Company.

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

         Recent Acquisition and Implementation of Acquisition Strategy. The Company acquired Repak Surgical Enterprises, Inc., a surgical products reprocessing company located in the Cincinnati, Ohio area, on August 31, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview". The Company might make other acquisitions in the future. Acquisitions involve risks to the Company, including (a) diversion of management's attention to identifying and negotiating the acquisitions and integrating the acquired businesses; (b) costs incurred in integrating the acquired company's financial, operating, and other systems; (c) unforeseen liabilities or operating difficulties of the acquired businesses; (d) the adverse earnings impact of amortizing goodwill and other acquired intangible assets; and (e) the potentially dilutive effect on per share earnings of any new issuance of equity securities to the seller.

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

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

        The Company is not subject to any litigation or other legal proceeding that it expects will materially affect the Company.


Item 2.  Changes in Securities

        On August 31, 1998, in connection with its acquisition of Repak Surgical Enterprises, Inc., the Company authorized and issued to Standard Textile 566,667 shares of its convertible Series A Preferred Stock. The Series A Preferred Stock is convertible by its holder at any time into the same number of shares of the Company's common stock. The Series A Preferred Stock is mandatorily convertible into common stock on certain conditions, including when the average trading price of the Company's common stock measured over 20 consecutive days has been $18 or more. The Series A Preferred Stock votes together with the common shareholders as one class on an as-converted basis, and does not have any special voting rights as a class, except as provided by law. The Series A Preferred Stock accrues a 2% dividend on its liquidation preference of $18.00 per share, payable quarterly, until the earlier of September 1, 2004, or the date that it is converted into common stock. The Company granted to Standard Textile incidental and, under limited circumstances, demand registration rights with respect to the common stock issuable on conversion of the Series A Preferred Stock.

        No person acted as an underwriter with respect to this transaction. The Company relied on Section 4(2) of the Securities Act of 1933 for its exemption from the registration requirements of that Act. The transaction did not involve a public offering.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         In connection with the Company's acquisition of Repak Surgical Enterprises, Inc. Gary Heiman, President and Chief Executive Officer of Standard Textile Co., Inc. became a director of the Company on August 31, 1998.

Item 6.  Exhibits and Reports on Form 8-K


                                    EXHIBITS

Exhibit 10.30 Procurement Agreement dated August 31, 1998, between the Company and Standard Textile Co., Inc.

Exhibit 27                 Financial Data Schedule


                              REPORTS ON FORM 8-K


        The Company filed a Form 8-K with the Securities and Exchange Commission on September 8, 1998, reporting its acquisition of Repak Surgical Enterprises, Inc., which closed on August 31, 1998. On November 10, 1998, the Company filed a Form 8-K/A, amending the initial filing to include required financial statements and pro forma financial information for this acquisition.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            STERILE RECOVERIES, INC.


Date: November 11, 1998                     By:   /s/ James T. Boosales
                                                  -----------------------
                                                  Executive Vice President and
                                                  Chief Financial Officer