Form 10-K
period 1998-12-31
STERILE RECOVERIES INC
filed 1999-03-23
CIK 1014041

-------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                         COMMISSION FILE NO. 000-20997


                            STERILE RECOVERIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Florida                                          59-3252632
         -------                                          ----------
(State of Incorporation)                      (IRS Employer Identification No.)

        28100 U.S. HIGHWAY19 NORTH, SUITE 201, CLEARWATER, FLORIDA 33761
        ----------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (727) 726-4421

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                   COMMON STOCK, PAR VALUE $.001 - 5,676,794


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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 4, 1999, as reported on the Nasdaq National Market, was approximately $20,917,640. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because these persons might be considered to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

         The Registrant had outstanding 5,676,794 shares of Common Stock as of March 4, 1999.

                  -------------------------------------------


                      DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders to be held on May 19, 1999 is incorporated by reference in Part III of this report to the extent stated herein.



-------------------------------------------------------------------------------

                            STERILE RECOVERIES, INC.
                                   FORM 10-K
                          YEAR ENDED DECEMBER 31, 1998


SECTION                                                                                   PAGE
-------                                                                                   ----

PART I
         Item 1:           Business                                                         1
         Item 2:           Properties                                                       7
         Item 3:           Legal Proceedings                                                8
         Item 4:           Submission of Matters to a Vote of Security Holders              8


PART II
         Item 5:           Market for the Registrant's Common Equity and Related
                           Shareholder Matters                                              9
         Item 6:           Selected Financial Data                                         10
         Item 7:           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                             12
         Item 7A:          Quantitative and Qualitative Disclosures About Market Risk      18
         Item 8:           Financial Statements and Supplementary Data                     20
         Item 9:           Changes In and Disagreements With Accountants On
                           Accounting and Financial Disclosure                             40

PART III
         Item 10:          Directors and Executive Officers of the Registrant              40
         Item 11:          Executive Compensation                                          40
         Item 12:          Security Ownership of Certain Beneficial Owners
                           and Management                                                  40
         Item 13:          Certain Relationships and Related Transactions                  40


PART IV
         Item 14:          Exhibits, Financial Statement Schedules, and Reports
                           on Form 8-K                                                     41


SIGNATURES                                                                                 45

                                     PART I

ITEM 1. BUSINESS

         Sterile Recoveries, Inc. ("SRI" or the "Company") provides hospitals and surgery centers with a comprehensive surgical procedure-based daily delivery service. The foundations of this service are SRI's reusable surgical products, including gowns, towels, drapes and basins, and its daily delivery and retrieval of these products for each customer. The Company complements its reusable products with cost-effective disposable accessory packs to provide a comprehensive offering for surgical procedures. SRI believes its superior quality reusable products and its service solutions, including direct delivery to its customers' departments, differentiate SRI from its competitors.

         In 1998, the Company introduced its new service, Surgical Express(TM), which uses its daily delivery and retrieval service as a foundation to provide customers an expanded program of products and services. Surgical Express is an outsourced Surgical Case Cart Management Program, which the Company expects will reduce hospital and surgery center processing costs and their investment in surgical products. The Company expects the expansion of this direct manufacturer to surgical suite program will include management of reusable and disposable products, including instrumentation.

         At nine regional facilities, SRI collects, sorts, cleans, inspects, packages, sterilizes, and delivers its reusable products on a just-in-time basis. SRI offers an integrated "closed-loop" reprocessing service which uses two of the most technologically advanced reusable textiles: (i) a GORE(R)* Surgical Barrier Fabric for gowns and drapes that is breathable yet liquidproof and provides a viral/bacterial barrier and (ii) an advanced microfiber polyester surgical fabric for gowns and drapes which is liquid and bacterial resistant.

         The Company currently serves a growing customer base of over 370 hospitals and surgery centers located in 23 states, including Duke University Medical Center (Durham), Henry Ford Hospital (Detroit), Johns Hopkins Medical Center (Baltimore), St. Luke's Episcopal Hospital (Houston), Jackson Memorial Hospital (Miami), IHC Hospitals, Inc. (Salt Lake City), and Hospital of the Good Samaritan (Los Angeles). None of the foregoing customers individually accounts for a material portion of the Company's revenues. The Company maintains agreements to supply two group purchasing organizations. Through an existing Purchase Agreement of Standard Textile Co., Inc. with VHA, Inc., the Company offers its reusable products service to VHA members. The Company's agreement with Hospital Services Corporation of America designates the Company as an approved vendor of reusable surgical products to HSCA's hospital and surgery center members.

         The Company believes that Surgical Express is a superior and competitively priced alternative to a full disposable program, other procedure-based surgical supply programs, and operating an in-house reusable program for surgical products. The Company's delivery service offers savings to hospitals by reducing or eliminating the following costly steps associated with the disposable or in-house alternatives: (i) disposing of biohazardous wastes,
(ii) carrying an inventory of disposable surgical products, and (iii) in-house processing of reusable surgical products. In addition to these cost savings, the Company's liquidproof and liquid resistant gowns offer surgeons and surgical staff enhanced protection against transmission of blood-borne pathogens, including the HIV and hepatitis viruses. Also, the Company's reusable gowns are made with a breathable surgical fabric, which is designed for superior comfort during long procedures.

         The Company's Surgical Express Program offers its customers disposable accessory packs containing smaller surgical items which are not reusable, such as needles, syringes, and tubing. The Company believes the flexibility it offers its customers by combining reusable surgical gowns, towels, drapes, and basins with disposable products has improved the Company's competitive position in the marketplace.

         SRI purchased a portion of the assets of its business from Amsco Sterile Recoveries, Inc. ("Amsco Sterile"), an indirect wholly-owned subsidiary of Amsco International, Inc., on July 31, 1994 (the "Acquisition").



*        GORE(R) Surgical Barrier Fabric is a registered trademark of W.L.
Gore & Associates, Inc.

THE MARKET

         The United States health care system includes approximately 7,400 acute care hospitals, over 2,750 freestanding surgery centers, and a variety of other health care facilities. According to industry sources, approximately 31 million surgical procedures were performed at hospitals and surgery centers in 1998. The Company believes that between $100-$150 of surgical products service revenues, including $40-$50 from reusable products, can be realized from a typical surgical procedure.

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

         The following developments have created a market opportunity for SRI's Surgical Express Program:

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

         Increased Outsourcing of Hospital Functions That Do Not Involve Patient Care. Hospitals with significant staff, capital and space dedicated to in-house processing of reusable surgical products are increasingly outsourcing this function to more efficient outside providers. This trend is consistent with the overall industry focus on efficiency and improved patient care. Surgical Express allows hospitals to outsource to SRI the ownership and reprocessing of surgical products, and inventory management of complementary disposable products as well.

STRATEGY

         The Company's objective is to continue its growth and become a leading provider of reusable surgical products and related delivery and retrieval services to hospitals and surgery centers. The Company's principal strategies for achieving this objective are as follows:

         Leverage Infrastructure With Increased Penetration in Existing Markets. The Company believes its existing facilities currently operate at approximately 65% of their aggregate annual revenue capacity, allowing it to add a substantial amount of sales without the need for significant additional capital expenditures for equipment or new facilities. To obtain increased operating leverage and expand profit margins, the Company intends to grow its customer base within its existing markets and focus on expanding its relationships with existing customers by servicing additional surgical procedures and by expanding its Surgical Express Program.

         Accelerate the Sales Process. The Company believes that its service solutions address many of the requirements of hospitals to reduce total costs of operations required by the ongoing effort of hospitals to reduce costs and improve efficiencies.

More importantly, SRI's Surgical Express Program shows the total value of its services in reducing product expenditures, supply chain process costs, biohazardous waste, and instrument costs when its programs are fully implemented.

         Expand National and Regional Agreements. To date, the Company's service agreements are primarily with individual hospitals. Management continues to believe that there is a trend toward group purchasing among hospitals, and has also seen parallel development of independent delivery networks. These small regional buying groups believe they can negotiate and control their product supply relatively better than large group purchasing organizations. SRI maintains agreements to supply national group purchasing organizations VHA, Inc. and Health Services Corporation of America (see "Business--Group Purchasing Agreements"). To address these consolidations, management intends to offer its Surgical Express Program to individual hospitals and to national and regional hospital groups.

         Add Facilities in Selected Markets. SRI currently services customers in 23 states through nine regional facilities. SRI serves several large metropolitan areas through highway transport and satellite depots supported by a regional facility. To expand geographically, the Company expects to build additional facilities when needed in markets previously served by highway transport, including Stockton, California and Chattanooga, Tennessee in 1999. From each new facility, SRI will be able to serve new metropolitan areas which were previously too far from an existing regional facility. The Company believes this strategy of incremental geographic expansion will allow the Company to operate these new facilities profitably by beginning operations with an existing customer base.

         Decentralize Operations to Facilities. The Company operates each of its facilities on a stand alone basis, with a vice president/general manager responsible for one or more facilities accountable to senior management for sales, service, operations and profitability within the facility's market area. The Company believes individual vice presidents/general managers with operational experience in local markets are best suited to respond to local business opportunities with overall direction and support from the Company's corporate staff. The Company's incentive compensation plan provides compensation awards for the vice presidents/general managers and certain key production, customer service and sales employees based on individual and facility performance, as well as overall Company performance. Each vice president/general manager also participates in the Company's stock option plan.

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

DELIVERY, RETRIEVAL AND REPROCESSING SYSTEM

         SRI's Surgical Express procedure-based service can deliver everything required for a surgical procedure, including reusable packs, disposable accessory packs, single sterile items, and instrumentation. Following a procedure, the hospital discards the small amount of disposable products and places the soiled reusable products into SRI's lockable carts.

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

         Because the Company's ability to manage its amortization expense depends on maintaining its sewn goods' useful lives, SRI closely monitors its reprocessing to ensure longevity. SRI uses a bar coding system to track its reusable surgical products' status, history, and number of uses. SRI continues to improve its operating processes, building on Amsco Sterile's substantial investments of time and money to initially develop those operations.

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

         SRI bills its customers weekly for the previous week's deliveries under service contracts or purchase orders. Consistent with industry custom, these contracts generally are cancellable by either party with 90 days' notice, and customers may unilaterally reduce their use of the Company's services under such contracts without penalty. The Company does not have any order backlog because its products are generally delivered daily in response to customer orders.

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

         SRI contracts with third-party vendors for the weaving of microfiber fabric and the cutting and sewing of garments, wraps and drapes. The Company in August 1998 signed a ten-year sales and manufacturing agreement with Standard Textile Co., Inc., under which Standard Textile will manufacture the bulk of SRI's reusable textile products with fabric provided by W.L. Gore and other textile suppliers. The other components of the Company's products are currently available at reasonable costs from a variety of suppliers. To complement its reusable surgical products, the Company offers disposable accessory packs containing smaller surgical products, such as needles, syringes, and tubing. The Company develops these packs with its customers' cooperation to assure a desirable and cost effective product mix. SRI purchases the products from major manufacturers, assembles the products in packs, arranges for ethylene oxide sterilization by a third party, and delivers them to customers on its carts with its reusable products.

EMPLOYEES

         As of December 31, 1998, SRI employed approximately 1,025 people, consisting of approximately 39 persons in management, administration and finance at its corporate office and approximately 986 people in various positions at the Company's facilities. The Company's employees are not covered by a collective bargaining agreement, and the Company considers its employee relations to be good.

GROUP PURCHASING AGREEMENTS

         The Company maintains separate agreements that will allow members of VHA, Inc. and Health Services Corporation of America to choose SRI's reusable surgical products service. The agreements do not involve purchase commitments, but the Company expects that its relationships with these purchasing organizations will facilitate its sales efforts with member hospitals and surgery centers.


COMPETITION

         SRI competes with sellers of both reusable and disposable gowns, drapes, utensils, and other products for surgical procedures. The market is dominated by disposables, especially custom procedure trays. SRI believes it is the leading provider of high quality reusable surgical gowns and drapes, and that with its Surgical Express Program, SRI can effectively compete with suppliers of disposable custom procedure trays.

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

         The Company's reusable products are subject to regulation as medical devices by the FDA, which regulates the development, production, distribution, and promotion of medical devices in the United States. Various states in which the Company does business also regulate medical devices. Pursuant to the Federal Food Drug and Cosmetics Act (the "FDA Act"), the Company's medical devices are subject to general controls regarding FDA inspections of facilities, "Current Good Manufacturing Practices ("CGMPs")," labeling, maintenance of records, and filings with the FDA. To the extent required, the Company has obtained FDA pre-market approval of its devices under Section 510(k) of regulations issued under the FDA Act, which provides for FDA approval on an expedited basis for products shown to be substantially equivalent to devices legally marketed before enactment of the FDA Act. Products must be produced in registered establishments and be manufactured in accordance with CGMPs, as defined under the FDA Act. The CGMP requirements have recently been substantially revised and incorporated into what is now known as the "Quality System Regulation" (21 CFR Part 820). Since they were first issued on June 1, 1997, the focus of most routine FDA inspections has been compliance with these new regulations. In addition, the Company's medical devices must be periodically listed with the FDA and its labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The Medical Device Reporting ("MDR") regulation obligates the Company to provide information to the FDA on injuries alleged to have been associated with the use of a product or in connection with certain product failures which could cause serious injury or death. If the Company fails to comply with the applicable provisions of the FDA Act, the FDA can institute proceedings to detain or seize products, enjoin future violations, impose product labeling restrictions or enforce product recalls or withdrawals from the market.

         SRI and its hospital customers also must comply with regulations of OSHA, including the blood-borne pathogen rule requiring that "universal precautions" be observed to minimize exposure to blood and other bodily fluids. To comply with these requirements, SRI's employees wear protective gear in handling soiled linens in the facility's decontamination area. Properly used, SRI's products allow its hospital customers to protect their employees in compliance with these regulations. The Company must comply with local regulations governing the discharge of water used in its operations. SRI uses local licensed contractors to dispose of any biohazardous waste generated by the hospital and received by SRI and therefore does not need to obtain permits for biohazardous waste disposal. The Company must comply with DOT and OSHA regulations governing the transportation of hazardous materials, which concern, among other things, labeling, marketing, placarding, using proper containers, and reporting discharges. The Company complies with these regulations by putting soiled products in marked liquidproof bags and locked, marked transfer carts. Sterilization of the Company's disposable accessory packs is provided under contract by a third-party. The use of ethylene oxide by that third-party in the sterilization of the Company's disposable accessory packs is subject to regulation by OSHA and the Environmental Protection Agency.

         In addition to the foregoing, other federal, state and local regulatory authorities, including those enforcing laws which relate to the environment, fire hazard control, and working conditions, have jurisdiction to take actions which could have a material adverse effect on the Company. SRI makes expenditures from time to time to comply with environmental regulations, but does not expect any material capital expenditures for environmental compliance in 1999 or 2000.

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

         Need for Capital. The Company's business is capital intensive and will require substantial capital expenditures for additional surgical products and equipment during the next several years to achieve its operating and expansion plans. To adequately service a new customer, SRI typically makes an investment in new reusable surgical products and carts of approximately 50% of the projected new annual revenue from the customer. SRI is currently spending between $4.5 and $5.0 million for each of its new reprocessing facilities, including two new facilities in Stockton, California and Chattanooga, Tennessee that will open in the third quarter of 1999, and which will be financed under lease financing arrangements. Additionally, the Company expects to spend approximately $3.0 million in late 1999 for expansion and equipment in its Cincinnati facility. The Company's inability to obtain adequate capital could have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Note G of Notes to Consolidated Financial Statements."

         Dependence on a Significant Customer and Market Consolidation. During 1998, Columbia/HCA Healthcare Corporation ("Columbia") hospitals, with which the Company currently does business, accounted for approximately 12% of SRI's sales, compared to 11% in 1997. Although each Columbia hospital currently makes its purchasing decisions on an individual basis, and no single hospital accounted for more than 3% of the Company's sales, the Company believes the executive management of Columbia has the ability to influence the selection of particular vendors. The loss of a substantial portion of the Columbia hospitals' business could have a material adverse effect on the Company. Additionally, hospitals are increasingly buying products and services in groups to improve efficiency and lower costs. Although SRI is increasingly targeting these groups for its sales efforts, a change of its customers' purchasing patterns could have a material adverse effect on the Company.

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

         Increased Replacement and Amortization Costs. SRI acquired its equipment and surgical products at a cost substantially below both their original cost and current replacement cost, which has resulted in lower depreciation, amortization, and shrinkage expense for those assets since the Acquisition, as compared to the expenses incurred by Amsco Sterile. Since the Acquisition, SRI has purchased equipment and surgical products at current replacement cost, resulting in increased depreciation, amortization, and shrinkage expense. SRI amortizes its reusable surgical products on a per use basis. If the products' actual number of uses proves to be shorter than SRI's current estimates, SRI's annual product amortization expense would increase, which would adversely affect its profitability. The amount of shrinkage (loss and scrap of reusable surgical products) experienced by the Company is influenced by a variety of factors including the customers' surgical product rotation and operating room control procedures, the Company's internal tracking of reusable surgical products through bar coding and the Company's increased use of standardized surgical packs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" and "Note B of Notes to Consolidated Financial Statements."

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



ITEM 2:PROPERTIES


         SRI operates nine processing facilities of approximately 20,000 to 32,000 square feet each in Baltimore, Cincinnati, Dallas, Detroit, Houston, Los Angeles, Raleigh, Salt Lake City, and Tampa. Each facility contains a uniform set of computerized and fully automated heavy washers, dryers, and sterilizers to achieve consistent cleaning and sterilization cycles for reusable surgical products. The Company uses standard operating procedures at each facility, and regularly implements at all facilities efficiencies which are developed and tested at one location.

         The Company's properties and the major markets which they serve are summarized below. All the properties are leased, with the exception of the Cincinnati and Houston processing facilities. SRI believes its existing facilities adequately serve its current requirements.


                                         SQUARE FEET
FACILITY AND LOCATION                      (APPROX.)       LEASE EXPIRATION(1)           SELECTED MARKETS SERVED
---------------------                    -----------       ------------------            -----------------------

Processing facilities:
  Baltimore, Maryland                       32,000      July 31, 2002                Baltimore, Philadelphia, Richmond,
                                                                                     Washington, D.C., New Jersey
  Cincinnati, Ohio                          20,000      Owned                        Columbus, Akron, Cincinnati,
                                                                                     Louisville, Lexington
  Dallas, Texas                             31,000      March 31, 2002               Dallas, Oklahoma City, Tulsa,
                                                                                     Memphis
  Detroit, Michigan                         23,000      September 30, 2002           Chicago, Detroit, Milwaukee,
                                                                                     Toledo, Flint, Ann Arbor, Champaign
  Houston, Texas                            30,000      Owned                        Houston, San Antonio, Austin,
                                                                                     Alabama, Louisiana
  Los Angeles, California                   30,400      November 30, 2002            San Diego, Sacramento, Los
                                                                                     Angeles, San Francisco, Arizona
  Raleigh, North Carolina                   31,500      April 30, 2002               Atlanta, South Carolina, North Carolina
  Salt Lake City, Utah                      24,000      November 30, 2003            Utah, Idaho
  Tampa, Florida                            29,000      January 25, 2002             Tampa, Miami, Orlando,
                                                                                     Jacksonville, Gainesville, Ocala,
                                                                                     Ft. Myers
Depots:
  Atlanta, Georgia                           2,500      June 30, 2000                -
  Chicago, Illinois                          3,200      November 30, 2001            -
  Miami, Florida                             4,000      January 31, 2000             -
  San Francisco, California                  6,000      May 31, 1999                 -
  San Marcos, Texas                          3,600      September 30, 2000           -

Warehouses:
  Cincinnati, Ohio                          18,500      April 30, 2001               -
  Long Beach, California                     3,300      July 31, 2000                -
  Salt Lake City, Utah                       5,500      Month to Month               -
  Ypsilanti, Michigan                       15,500      June 30, 1999                -

Disposable products facility:
  Orlando, Florida                          18,500      February 28, 1999            -

Corporate office:
  Clearwater, Florida                       10,000      October 31, 2001             -

(1) Excludes renewal options in the leases which range from one to 10 years.



                            ITEM 3:LEGAL PROCEEDINGS


         Neither the Company nor any of its property is subject to any litigation or other legal proceeding expected to have a material effect on the Company or its business.



ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1998.

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

                            COMMON STOCK PRICE RANGE



    1997
    ----

First Quarter                          $ 19.125            $ 15.125
Second Quarter                         $ 19.000            $ 16.625
Third Quarter                          $ 19.500            $ 14.375
Fourth Quarter                         $ 17.125            $ 13.875

    1998
    ----

First Quarter                          $ 17.500            $ 14.375
Second Quarter                         $ 19.750            $ 17.000
Third Quarter                          $ 17.000            $  8.750
Fourth Quarter                         $ 12.875            $  7.875

         The Company has never declared or paid cash dividends on its Common Stock. The Company currently expects that its earnings will be retained for development and expansion, and does not anticipate paying dividends on its Common Stock in the foreseeable future. Financial covenants in the Company's credit facility prohibit the payment of cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Notes to Consolidated Financial Statements." On March 9, 1999, there were approximately 66 holders of record of the Common Stock.

         On August 31, 1998, the Company acquired from Standard Textile Co., Inc. all the stock of Repak Surgical Enterprises, Inc. ("Repak") in exchange for 566,667 shares of its convertible Series A Preferred Stock. The Series A Preferred Stock is convertible by its holder at any time into the same number of shares of the Company's Common Stock. Under certain conditions, including the Company's Common Stock having an average closing trading price of $18.00 per share for a specified time period, the Preferred Stock is mandatorily convertible into the Company's Common Stock. The Company's issuance of the Series A Preferred Stock to Standard Textile Co., Inc. was exempt from registration requirements under Section 4(2) of the Securities Act of 1933.

ITEM 6:  SELECTED FINANCIAL DATA


         The following table contains certain selected financial data and is qualified by the more detailed Consolidated Financial Statements and Notes thereto included elsewhere in this report. The selected financial data for the years ended December 31, 1998, December 31, 1997, December 31, 1996, December 31, 1995 and the five-months ended December 31, 1994, have been derived from the Company's audited financial statements. The selected financial data (statement of income data only) set forth below for the seven months ended July 31, 1994 have been derived from audited financial statements of Amsco Sterile (the predecessor company). The Balance Sheet data as of July 31, 1994 has been derived from the unaudited balance sheet of Amsco Sterile exclusive of notes thereto, which include all adjustments that Amsco Sterile considers necessary for a fair presentation of its results of operation and financial position for the period presented. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.


                                                                                                                        Predecessor
                                                                    Sterile Recoveries, Inc.                            Company(1)
                                                         -----------------------------------------------------------    -----------
                                                                                                            Five        Seven
                                                                          Years Ended                       Months      Months
                                                         ----------------------------------------------     Ended       Ended
                                                         Dec. 31,     Dec. 31,    Dec. 31,     Dec. 31,     Dec. 31,    July 31,
                                                           1998         1997        1996         1995         1994        1994
                                                         --------     --------    --------     --------     --------    --------
                                                                            (In thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
  Revenues                                               $ 52,318     $ 39,854    $ 32,168     $ 25,320     $  9,285    $ 12,069
  Cost of revenues                                         35,334       26,286      21,764       17,659        6,550      14,091
                                                         --------     --------    --------     --------     --------    --------
       Gross profit (loss)                                 16,984       13,568      10,404        7,661        2,735      (2,022)
  Distribution expenses                                     3,788        3,150       3,000        2,801        1,032       1,309
  Selling and administrative expenses                       7,065        5,924       4,734        3,975        2,162       7,375
                                                         --------     --------    --------     --------     --------    --------
       Income (loss) from operations                        6,131        4,494       2,670          885         (459)    (10,706)
Interest expense (income), net                                 52         (142)        648        1,489          735       4,791
                                                         --------     --------    --------     --------     --------    --------
       Income (loss) before income taxes                    6,079        4,636       2,022         (604)      (1,194)    (15,497)
  Income tax expense(2)                                     2,393        1,835         190           --           --          --
                                                         --------     --------    --------     --------     --------    --------
       Net income (loss)                                 $  3,686     $  2,801       1,832     $   (604)    $ (1,194)   $(15,497)
                                                         ========     ========    ========     ========     ========    ========
  Dividends on preferred stock                                 67
                                                         --------
       Net income available for common shareholders      $  3,619
                                                         ========
UNAUDITED PRO FORMA INFORMATION (2):
  Historical net income (loss)                                                    $  2,022     $   (604)    $ (1,194)
  Pro forma income tax expense                                                         778           --           --
                                                                                  --------     --------     --------
  Pro forma net income (loss)                                                     $  1,244     $   (604)    $ (1,194)
                                                                                  ========     ========     ========
  Historical (1998 and 1997 only) and pro forma
    net income per common share, basic                   $   0.64     $   0.50    $   0.29     $  (0.20)    $  (0.40)
                                                         ========     ========    ========     ========     ========
  Historical (1998 and 1997 only) and pro forma
    net income per common share, diluted                 $   0.61     $   0.48    $   0.28     $  (0.20)    $  (0.40)
                                                         ========     ========    ========     ========     ========
  Weighted average common shares outstanding,
    basic                                                   5,662        5,637       4,300        3,094        3,000
                                                         ========     ========    ========     ========     ========
  Weighted average common shares outstanding,
    diluted                                                 6,019        5,862       4,491        3,094        3,000
                                                         ========     ========    ========     ========     ========

BALANCE SHEET DATA:
  Reusable surgical products, net                        $ 14,705     $ 10,034    $  6,915     $  4,924     $  4,867     $ 32,836
  Total assets                                             43,620       27,546      25,006       13,493       13,388       67,651
  Total indebtedness                                        3,698           --       1,000       10,891       11,942      115,841
  Shareholders' equity (deficit)                           35,122       24,348      20,756          214         (182)     (50,293)

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

(2) As an S Corporation for federal income tax purposes, the Company had not been subject to income tax until the date of its initial public offering, at which time the Company became a C Corporation. On a pro forma basis, assuming the Company had been subject to income tax for all periods presented, the Company would not have recognized any corporate income tax expense prior to 1996. See "Notes B and H of Notes to Consolidated Financial Statements".

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

         As of December 31, 1998, the Company believes its facilities operated at approximately 65% of their estimated aggregate annual revenue capacity of approximately $90 million at current prices. Estimated annual revenue capacity is based on the Company's estimate of revenues that would be derived from the full utilization of the facilities at current prices and without addition of equipment. Variations in maximum revenue potential by facility result from differences in product mix and pricing for each facility. The Company's ability to use this excess revenue capacity will depend on its success in substantially increasing its volume of business. A primary strategy of the Company is to increase its operating leverage by expanding revenues within existing markets.

         The Company amortizes its reusable surgical products on a per-use basis, based on estimates of the products' useful lives. SRI's purchase of used reusable surgical products in the Acquisition at approximately 17% of Amsco Sterile's net book value has resulted in lower amortization expense since the Acquisition. Since the Acquisition, the Company's purchases of new reusable surgical products at current replacement cost have gradually increased its amortization expense and the Company expects this trend to continue in the future. However, the Company's current replacement cost is substantially less than Amsco Sterile's original cost due to significantly improved sourcing of fabrics. See "Business--Certain Considerations - Increasing Replacement and Amortization Costs" and "Note B of Notes to Consolidated Financial Statements."

         The Company completed its initial public offering (the "Offering") of 2,150,000 shares of its Common Stock (including shares sold in the overallotment) in July and August 1996. The net proceeds of the Offering received by the Company after payment of expenses were $17.9 million, of which approximately $11 million was used to retire its acquisition debt and working capital facility.

         On August 31, 1998, the Company acquired all the shares of stock of RePak, a wholly owned subsidiary of Standard Textile Co., Inc., in exchange for 566,667 shares of its convertible Series A Preferred Stock. From a facility in the Cincinnati area, RePak provides the Ohio and Michigan markets with reusable surgical product services similar to the Company's reprocessing service. In the twelve months ended December 31, 1997, RePak had annual revenues of approximately $8.3 million from its reusable surgical products reprocessing service. The Company also purchased the RePak facility's real estate for $1.5 million cash from affiliates of Standard Textile. See "Note C of Notes to Consolidated Financial Statements."

         Before its initial public offering, the Company was an S Corporation for state and federal income tax purposes and not subject to corporate income taxes. Upon completion of its initial public offering, the Company's S Corporation status terminated and the Company became subject to corporate income taxes. See "Notes B and H of Notes to Consolidated Financial Statements."

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)



RESULTS OF OPERATIONS


         The following table sets forth for the periods indicated the percentage of revenues represented by certain items reflected in the statements of operations of the Company.



                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                         -----------------------------
                                                          1998        1997        1996
                                                         -----       -----       -----

Revenues                                                 100.0%      100.0%      100.0%
Cost of revenues                                          67.5        66.0        67.7
                                                         -----       -----       -----

       Gross profit                                       32.5        34.0        32.3

Distribution expenses                                      7.2         7.8         9.3
Selling and administrative expenses                       13.6        14.9        14.7
                                                         -----       -----       -----
                                                          11.7        11.3         8.3
       Income from operations

Interest expense (income), net                             0.1        (0.3)        2.0
                                                         -----       -----       -----
       Income before income taxes                         11.6        11.6         6.3

Income tax expense                                         4.6         4.6         0.6
                                                         -----       -----       -----

Net income                                                 7.0%        7.0%        5.7
                                                         =====       =====       =====


Pro forma information:
  Historical income before income taxes                                            6.3%

Pro forma income tax expense                                                       2.4
                                                                                 -----

Pro forma net income                                                               3.9%
                                                                                 =====

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Revenues

         Revenues increased $12.5 million, or 31.3%, to $52.3 million in 1998 from $39.9 million in 1997. The revenue increases were attributable in roughly equal amounts to new customers and increased revenues from current customers in addition to the RePak acquisition.

Gross Profit

         Gross profit increased $3.4 million, or 25.2%, to $17.0 million in 1998 from $13.6 million in 1997. As a percentage of revenues, gross profit decreased to 32.5% in 1998 from 34.0% in 1997. The decline in gross profit percentage is largely attributable to higher amortization and shrinkage expense of reusable surgical products.

Distribution Expenses

         Distribution expenses increased $638,000 or 20.3%, to $3.8 million in 1998 from $3.2 million in 1997. As a percentage of revenues, distribution expenses decreased to 7.2% in 1998 from 7.8% in 1997. The improvement in distribution expenses as a percentage of revenues resulted primarily from efficiencies derived from delivering more volume over existing routes and from adding routes and equipment at a slower pace than revenue growth.

Selling and Administrative Expenses

         Selling and administrative expenses increased $1.1 million, or 19.3%, to $7.0 million in 1998 from $5.9 million in 1997. As a percentage of revenues, selling and administrative expenses decreased to 13.6% in 1998 from 14.9% in 1997. Expenses increased in support of increased revenues and the acquisition of RePak. Improvement in selling and administrative expenses as a percentage of revenues resulted primarily from the Company's continuing ability to leverage administrative costs over more revenues.

Interest Expense (Income), Net

         Interest income changed from $142,000 in 1997 to interest expense of $52,000 in 1998, primarily due to borrowings under the Company's revolving credit facility.

Income Before Income Tax Expense

         As a result of the foregoing, the Company's income before taxes increased to $6.1 million in 1998, from $4.6 million in 1997. As a percentage of revenues, income before taxes was 11.6% of revenues in both 1998 and 1997.

Income Tax Expense

         Income tax expense increased $558,000 to $2.4 million in 1998 from $1.8 million in 1997. The Company's effective tax rate is 39.4% for 1998 and 39.6% for 1997.

Net Income Per Share

         The Company recorded a historical net income per share of $0.61 on a diluted basis, and $0.64 on a basic per share basis for 1998, compared with $0.48 for diluted and $0.50 for basic per share net income in 1997.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Revenues

         Revenues increased $7.7 million, or 23.9%, to $39.9 million in 1997 from $32.2 million in 1996. The revenue increases for the period were attributable to the activities of the Company's sales force, which was increased by 45% during 1997. The revenue increases for the period were achieved equally from new customers and increased revenues from current customers.

Gross Profit

         Gross profit increased $3.2 million, or 30.4%, to $13.6 million in 1997 from $10.4 million in 1996. As a percentage of revenues, gross profit increased to 34.0% in 1997 from 32.3% in 1996. The improvement in gross profit is largely attributable to increased revenues, labor efficiencies and the economies of scale associated with spreading fixed costs over increased revenues. These favorable factors were partially offset by higher amortization expense of reusable surgical products as the Company supplements the products purchased in the Acquisition with products purchased at current higher replacement cost. Increased revenues from relatively lower margin disposable surgical products also offset some of the efficiency gains.

Distribution Expenses

         Distribution expenses increased $150,000 or 5.0%, to $3.2 million in 1997 from $3.0 million in 1996. As a percentage of revenues, distribution expenses decreased to 7.8% in 1997 from 9.3% in 1996. The improvement in distribution expenses as a percentage of revenues resulted primarily from efficiencies derived from delivering more volume over existing routes, from adding additional routes and equipment at a slower pace than revenue growth, and from a renegotiated truck leasing contract.

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

Interest Expense (Income), Net

         Interest expense (income) changed from interest expense of $648,000 in 1996 to interest income of $142,000 in 1997, primarily due to the elimination of the acquisition debt to Amsco Sterile repaid from the Offering proceeds, and the interest and other income earned from investing excess cash.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)


Historical Income Tax Expense

         Income tax expense increased $1.6 million in 1997 from $190,000 in 1996. The Company's effective tax rate increased to 39.6% in 1997 from 9.4% in 1996. During 1996, the Company changed from an S Corporation to a C Corporation for Federal income tax purposes. The lower effective tax rate in 1996 reflects the recording of a deferred tax asset and the benefit from the allocation of the year's earnings between the C Corporation and the S Corporation.
See "Note J of Notes to Consolidated Financial Statements."

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of capital have been cash flows from operations, sales of its debt and equity securities, including the Offering, operating leases for facilities and distribution vehicles, and borrowings under its working capital loan and lease financing facilities.

         The Company's positive cash flow from operating activities was $8.6 million in 1998, compared to $3.9 million in 1997. The increase in cash from operating activities from 1997 to 1998 resulted primarily from increased net income before amortization, shrinkage, and depreciation expense, and improved accounts payable and inventory management.

         The Company used approximately $4.0 million more net cash in investing activities in 1998 than in 1997. To support sales growth, the Company made capital expenditures in 1998 for equipment of $3.3 million and for reusable surgical products of $7.8 million compared to $2.8 million for equipment and $5.7 million for reusable surgical products in 1997. These expenditures were funded from proceeds of the Offering, cash provided by operating activities, and borrowings under the Company's working capital facility.

         The Company continues to increase its expenditures for reusable surgical products, primarily to support anticipated increases in business. The Company's business is capital intensive and will require substantial capital expenditures for additional surgical products and equipment during the next several years to achieve its operating and expansion plans. To adequately service a new customer, the Company estimates that it makes an investment in new reusable surgical products and carts equal to approximately 50% of the projected first year revenue from the customer. The Company estimates capital expenditures for new carts and reusable surgical products will be approximately $750,000 per month for the next 12 months, although the amount will fluctuate with the growth of its business. The Company also expects to make additional expenditures of approximately $1.3 million in 1999 for equipment upgrades and maintenance to increase the aggregate capacity of its facilities. Additionally, the Company spent approximately $1.2 million in 1998 and expects to spend an additional $300,000 in 1999 for new technology software and related hardware.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)

         The Company is adding two reprocessing facilities which will begin production in the third quarter of 1999. The estimated cost of each facility is expected to be between $4.5 to $5.0 million, which will be financed through the lease financing agreement described below. In addition, the Company expects to spend approximately $3.0 million in the fourth quarter of 1999 for building expansion and equipment at its Cincinnati facility. See "Note G of Notes to Consolidated Financial Statements."

         The Company had approximately $3.7 million outstanding on December 31, 1998 under its $15.0 million revolving credit facility with First Union National Bank. No borrowings were outstanding on December 31, 1997. Pursuant to amendments effective February 24, 1999, the facility is secured by substantially all of SRI's assets and its maturity date extended from August 1999 to December 2001. The facility's interest rate was previously 190 basis points over LIBOR, declining to a 175 basis point margin as of October 15, 1998. As amended, the facility's interest rate varies between 100 and 150 basis points over LIBOR (5.09% as of December 31, 1998), depending on the Company's leverage. The amendments also increased required tangible net worth from $20,745,000 through December 31, 1998 and $23,745,000 thereafter to $29.0 million plus 75% of quarterly positive net income earned after September 30, 1998. The facility restricts the Company's payment of dividends, acquisition transactions, additional indebtedness, and encumbering of assets.

         As of February 1, 1999, the Company secured a $10.0 million lease financing agreement to provide financing for land, building, and equipment for future reprocessing facilities. The lease financing margins are substantially the same as under the Company's credit facility. Under the agreement, the lessor purchases land, pays for the facility's construction and equipment costs, and leases to the Company for three years the completed facility. The Company guarantees all lease payments and a substantial residual value for the facility when the lease term ends. The lease agreement includes a purchase option for the Company at original cost of each leased facility. The Company will account for these leases as operating leases. The Company anticipates that it will occupy these facilities and begin making lease payments for them in the third quarter of 1999.

         As of December 31, 1998, the Company had cash of approximately $172,000. The Company believes that this cash balance, its cash flow from operating activities, and funds available under its credit facility will be sufficient to fund its growth and anticipated capital requirements for the next twelve months. In the longer term, the Company expects its capital requirements will be substantial and will depend on its growth and opportunities. The Company expects to fund additional capital expenditures from a combination of internal cash flow, its credit facility, and other capital sources. See "Business - Certain Considerations--Need for Capital."

Year 2000 Compliance

         The Company has developed and is implementing a comprehensive program to address year 2000 issues pertaining to both information technology and non-information technology systems. The program consists of identification, compliance, and post-implementation phases, and considers the effect of the year 2000 on the Company's internal systems, customers, products and services, as well as on its suppliers and other critical business partners.

         The Company is currently implementing enterprise-wide software that is year 2000 compliant which will replace the existing financial and operational systems. In conjunction with the software project, the Company has and will incur internal staff costs, consulting and other expenses for infrastructure and facilities enhancements to prepare its computer systems and applications for this implementation. The Company does not expect year 2000 related expense to materially impact its financial position. As of December 31, 1998, the Company had spent $1.2 million of the expected $1.5 million in total expenditures related to the Company's software implementation project. The Company expects completion of its internal year 2000 programs by the end of the third quarter of 1999.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)


         In addition, the Company has initiated communications, which include solicitation of written responses to questionnaires and follow-up meetings, with critical suppliers and other business partners to determine the extent to which any year 2000 issues affecting such third parties will affect the Company. There can be no guarantee that such external parties will achieve year 2000 compliance on a timely basis, and failure by such significant external parties to achieve compliance could have a material adverse affect on the Company.

         The Company has not yet obtained information sufficient to quantify the potential effects of possible internal and external year 2000 non-compliance, to determine the likely worst case scenarios or to develop contingency plans to deal with such scenarios. However, as the Company completes its year 2000 project during the third quarter of 1999, the appropriate contingency plans will be developed, and implementation will begin if deemed necessary by the Company. There can be no assurances that the Company's internal and external contingency plans, once developed, will substantially reduce the risk of year 2000 non-compliance. A significant interruption in the Company's business due to a year 2000 non-compliance issue could have a material adverse effect on the Company's financial position, operations and liquidity.


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have any material market risk sensitive financial instruments.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Sterile Recoveries, Inc.


         We have audited the accompanying consolidated balance sheets of Sterile Recoveries, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sterile Recoveries, Inc., as of December 31, 1998 and 1997, and the results of its consolidated operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                GRANT THORNTON LLP


Tampa, Florida
February 26, 1999

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            STERILE RECOVERIES, INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                   YEARS ENDED
                                                                                   DECEMBER 31,
                                                                    ========-----------------------------====
                                                                      1998            1997             1996
                                                                    ========        =========        ========

Revenues                                                            $ 52,318        $  39,854        $ 32,168
Cost of revenues                                                      35,334           26,286          21,764
                                                                    --------        ---------        --------
     Gross profit                                                     16,984           13,568          10,404

Distribution expenses                                                  3,788            3,150           3,000
Selling and administrative expenses                                    7,065            5.924           4,734
                                                                    --------        ---------        --------
     Income from operations                                            6,131            4.494           2,670

Interest expense (income), net                                            52             (142)            648
                                                                    --------        ---------        --------
     Income before income taxes                                        6,079            4,636           2,022

Income tax expense                                                     2,393            1,835             190
                                                                    --------        ---------        --------
     Net income                                                     $  3,686        $   2,801        $  1,832
                                                                    ========        =========        ========

Dividends on preferred stock                                              67               --              --
                                                                    --------        ---------        --------
     Net income available for common
     shareholders                                                   $  3,619        $   2,801        $  1,832
                                                                    ========        =========        ========

Historical net income per common
     share - basic                                                  $   0.64        $    0.50        $   0.43
                                                                    ========        =========        ========

Historical net income per common
     share - diluted                                                $   0.61        $    0.48        $   0.41
                                                                    ========        =========        ========

Unaudited pro forma information

     Historical income before income taxes                                                           $  2,022
     Pro forma income tax expense                                                                         778

     Pro forma net income                                                                            $  1,244
                                                                                                     ========

     Pro forma net income per common share - basic                                                   $   0.29
                                                                                                     ========

     Pro forma net income per common share - diluted                                                     0.28
                                                                                                     ========




   The accompanying notes are an integral part of these financial statements.

                            STERILE RECOVERIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                       DECEMBER 31,
                                                                                --------------------------
                                                                                  1998              1997
                                                                                --------          --------

                              ASSETS

Cash                                                                            $    172          $    380
Accounts receivable, net                                                           7,580             6,016
Inventories                                                                        2,324             1,979
Prepaid expenses and other assets                                                  1,670             1,203
Reusable surgical products                                                        14,705            10,034
Property, plant and equipment, net                                                12,042             7,253
Goodwill, net                                                                      5,127               521
Deferred tax asset                                                                 --               160
                                                                                --------          --------

     Total assets                                                               $ 43,620          $ 27,546
                                                                                ========          ========


                   LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable to bank                                                           $  3,698          $     --
Accounts payable                                                                   2,898             1,603
Employee related accrued expenses                                                    974               926
Other accrued expenses                                                               786               669
Deferred tax liability                                                               142                --
                                                                                --------          --------

     Total liabilities                                                             8,498             3,198

Commitments and contingencies                                                         --                --

Shareholders' equity
     Preferred stock--authorized 5,000,000 shares of $.001
         par value; 566,667 and 0 shares issued and outstanding,
         respectively                                                                  1                --
     Common stock--authorized 30,000,000 shares of $.001
         par value; issued and outstanding 5,664,794 and
         5,659,894 shares, respectively                                                6                 6
Additional paid-in capital                                                        27,321            20,167
Retained earnings                                                                  7,794             4,175
                                                                                --------          --------

          Total shareholders' equity                                              35,122            24,348
                                                                                --------          --------

     Total liabilities and shareholders' equity                                 $ 43,620          $ 27,546
                                                                                ========          ========


                    The accompanying notes are an integral part of these financial statements.

                            STERILE RECOVERIES, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       (In thousands, except share data)



                                                    Common Stock            Preferred Stock     Additional    Retained
                                               -----------------------   --------------------     Paid-In     Earnings
                                                 Shares        Amount     Shares       Amount     Capital    (Deficit)    Total
                                               ---------      --------   -------      -------   ----------    --------  --------

BALANCE AT DECEMBER 31, 1995                   3,225,807      $      3        --      $    --    $  2,009     $(1,798)  $    214

Issuance of common stock for cash                 51,282            --        --           --         300          --        300
Acquisition of Surgipro                           90,000             1        --           --         526          --        527
Initial Public Offering, net                   2,150,000             2        --           --      17,926          --     17,928
Corp Shareholder Distribution                         --            --        --           --         (52)         --        (52)
Recapitalization of Company for change
      from S Corporation to C Corporation             --            --        --           --      (1,340)      1,340         --
Exercise of stock options                          4,100            --        --           --           7          --          7
Net income                                            --            --        --           --          --       1,832      1,832
                                               ---------      --------   -------      -------    --------     -------   --------


BALANCE AT DECEMBER 31, 1996                   5,521,189             6        --           --      19,376       1,374     20,756
Conversion of note payable                       128,205            --        --           --         750          --        750
Exercise of stock options                         10,500            --        --           --          41          --         41
Net income                                            --            --        --           --          --       2,801      2,801
                                               ---------      --------   -------      -------    --------     -------   --------

BALANCE AT DECEMBER 31, 1997                   5,659,894             6        --           --      20,167       4,175     24,348

Exercise of stock options                          4,900            --        --           --          15          --         15
Acquisition of RePak Surgical Enterprises, Inc.       --            --   566,667            1       7,139          --      7,140
Dividend on preferred stock                           --            --        --           --          --         (67)       (67)
Net income                                            --            --        --           --          --       3,686      3,686
                                               ---------      --------   -------      -------    --------     -------   --------

BALANCE AT DECEMBER 31, 1998                   5,664,794      $      6   566,667      $     1    $ 27,321     $ 7,794   $ 35,122
                                               =========      ========   =======      =======    ========     =======   ========






    The accompanying notes are an integral part of this financial statement.

                            STERILE RECOVERIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)



                                                                                           YEARS ENDED DECEMBER 31,
                                                                                     -----------------------------------
                                                                                       1998          1997          1996
                                                                                     -------       -------       -------

Increase (decrease) in cash
Cash flows from operating activities
  Net income                                                                         $ 3,686       $ 2,801       $ 1,832
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                    1,067           689           512
      Amortization of reusable surgical products                                       2,910         2,015         1,293
      Provision for reusable surgical products shrinkage                               1,523           606           422
      Deferred income taxes                                                              409            57          (217)
      Change in assets and liabilities (net of business combinations)
        Accounts receivable                                                             (878)         (763)       (1,800)
        Inventories                                                                     (326)         (739)         (728)
        Prepaid expenses and other assets                                               (404)         (673)          (94)
        Accounts payable                                                                 852           243            71
        Other accrued expenses                                                          (219)         (295)          439
                                                                                     -------       -------       -------
             Net cash provided by operating activities                                 8,620         3,941         1,730
                                                                                     -------       -------       -------

Cash flows from investing activities
  Purchases of property, plant, and equipment                                         (3,303)       (2,811)       (1,261)
  Purchases of reusable surgical products                                             (7,810)       (5,740)       (3,705)
  Payment for acquisition of business, net of cash acquired                           (1,428)           --             6
                                                                                     -------       -------       -------
           Net cash used in investing activities                                     (12,541)       (8,551)       (4,960)
                                                                                     -------       -------       -------

Cash flows from financing activities
  Proceeds from convertible demand notes                                                  --            --         1,000
  Net change in notes payable to bank                                                  3,698            --        (1,810)
  Payments on acquisition debt                                                            --            --        (9,081)
  Payments on related party debt                                                          --          (250)         (167)
  Net proceeds from issuance of common stock                                              15            41        18,235
                                                                                     -------       -------       -------
           Net cash provided by (used in) financing activities                         3,713          (209)        8,177
                                                                                     -------       -------       -------

  Increase (decrease) in cash                                                           (208)       (4,819)        4,947
  Cash and cash equivalents at beginning of period                                       380         5,199           252
                                                                                     -------       -------       -------
  Cash and cash equivalents at end of period                                         $   172       $   380       $ 5,199
                                                                                     =======       =======       =======

  Supplemental cash flow information
      Cash paid for interest                                                         $    69       $    67       $   697
                                                                                     =======       =======       =======
      Cash paid for income taxes                                                     $ 2,202       $ 1,870       $    96
                                                                                     =======       =======       =======

      Conversion of Convertible Demand Note into
      128,205 shares of common stock                                                 $    --       $   750       $    --
                                                                                     =======       =======       =======

  Supplemental schedule of non-cash investing activities
      Acquisition of businesses
        Fair value of assets acquired                                                $ 9,330       $    --       $   986
        Cash received (paid)                                                          (1,428)           --             6
        Common stock issued                                                               --            --          (526)
        Preferred stock issued                                                        (7,140)           --            --
                                                                                     -------       -------       -------
            Liabilities incurred or assumed                                          $   762       $    --       $   466
                                                                                     =======       =======       =======



   The accompanying notes are an integral part of these financial statements.

                            STERILE RECOVERIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--DESCRIPTION OF ORGANIZATION AND BUSINESS

         Sterile Recoveries, Inc. ("SRI" or the "Company") was incorporated in June 1994 in Florida to acquire all of the assets of its predecessor, AMSCO Sterile Recoveries, Inc. on July 31, 1994. The Company's corporate office is located in Clearwater, Florida. On August 31, 1998, in a transaction accounted for under the purchase method, the Company acquired Repak Surgical Enterprises, Inc. ("Repak"), a wholly-owned subsidiary of Standard Textile Co., Inc. ("Standard Textile"), which provides reusable surgical product services similar to the Company's reprocessing services. The financial statements include the accounts of the Company and RePak and eliminate all significant intercompany balances and transactions.

         SRI provides hospitals and surgery centers in 23 states with a comprehensive surgical procedure-based delivery and retrieval service for reusable gowns, towels, drapes and basins, and additionally, provides disposable products necessary for surgery. At nine regional facilities, SRI collects, sorts, cleans, inspects, packages, sterilizes, and delivers its reusable products on a just-in-time basis. On February 26, 1996, the Company acquired Surgipro, Inc. ("Surgipro"), which became its disposable products division, to expand its revenues from disposable accessory packs containing small surgical items such as needles and sutures. Disposable products allow the Company to offer its new service, Surgical Express(TM), which uses its daily delivery and retrieval service as a foundation to provide customers an expanded program of products and services. Surgical Express is an outsourced Surgical Case Cart Management Program, which the Company expects will reduce hospital and surgery center processing costs and their investment in surgical products.


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

                            STERILE RECOVERIES, INC.

Collectibility of accounts receivable

         The Company grants credit to customers who meet pre-established credit requirements. The Company does not require collateral when trade credit is granted to customers. Credit losses have been less than $35,000 for each period presented herein. The allowance for doubtful accounts at December 31, 1998 and 1997 is $50,000 and $39,000, respectively.

Inventories

         Inventories consisting principally of consumables, supplies, and disposable surgical products are stated at the lower of cost or market, with cost being determined on the first-in, first-out method.

Reusable surgical products

         Reusable surgical products are stated at historical cost, net of amortization. The products are amortized on a basis similar to the units of production method. Estimated useful lives are based on the estimated total number of available uses for each product. The expected total available usage for its products using the three principal fabrics (accounting for 85% of its products) are 75, 100, and 125 uses based on several factors including studies performed by management. Based on current reusable product turnover, the expected total available usage equates to a time period of approximately three to seven years. The estimates, however, are subject to revision if actual experience differs from the estimated available uses. Accumulated amortization at December 31, 1998 and 1997 approximates $6,250,000 and $4,130,000, respectively.

         The Company has experienced minor amounts of shrinkage, with actual shrinkage currently approximately 1.5% of revenues. As of December 31, 1998 and 1997, the Company has established a reserve for shrinkage of approximately $450,000 and $195,000 respectively, to account for the estimated amount of product at customer locations which will not be returned to the Company. The Company will continue to evaluate, at least quarterly, the actual shrinkage experience and will review the shrinkage provision if deemed necessary.

Property, plant and equipment

         Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, or the term of the related leases for leasehold improvements, if less than the useful lives. Accelerated methods are used for tax purposes.

Goodwill

         Goodwill from the acquisition of Surgipro and RePak is stated at cost less accumulated amortization using the straight-line method over 20 years for Surgipro and over 30 years for RePak.

Impairment of long-lived and intangible assets

         On a quarterly basis, the Company evaluates the projected undiscounted cash flows of each business unit to determine, when indicators of impairment are present, whether or not there has been permanent impairment of its long-lived assets, and accrues expenses for the amount, if any, determined to be permanently impaired. No impairment exists for all years presented.

                            STERILE RECOVERIES, INC.

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

Income taxes

         When it completed its initial public offering in July 1996, the Company terminated its S Corporation status and became subject to corporate income taxes. Accordingly, income taxes are presented on a historical basis for 1998 and 1997. Pro forma taxes are presented for 1996 using an effective rate of 38.5%.

Fair value of financial instruments

         The carrying amounts of cash, receivables, payables, accrued expenses and notes payable approximate fair value because of the short-term nature of these items.

Earnings per common share

         The Company follows Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share", which became effective for financial statements issued after December 15, 1997. SFAS No. 128 eliminates primary and fully dilutive net income per common share and replaces them with basic and diluted net income per common share.

Accounting for Stock-Based Compensation

         The Company follows the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as it relates to employment awards. It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock.

New Accounting Pronouncements Adopted in the Current Year

         SFAS No. 130, "Reporting Comprehensive Income," is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The new rule requires that the Company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company's adoption of SFAS No. 130 in 1998 did not affect the Company's financial statement presentation.

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for fiscal years beginning after December 15, 1997. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." This Statement requires annual financial statements to disclose information about products and services, geographic areas and major customers based on a management approach, along with interim reports. The management approach requires disclosing financial and descriptive information about an enterprises's reportable operating segments based on reporting information the way management organizes the segments for making business decisions and assessing performance. It also eliminates the requirement to disclose additional information about subsidiaries that were not consolidated. The Company's adoption of SFAS No. 131 in 1998 affects only the Company's disclosure information and not its results of operations.

                            STERILE RECOVERIES, INC.

         The Company has adopted Statement of Position 98-1, (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP segments an internal use software project into stages and accounts for the project's costs based on the stage in which the costs are incurred. Specified costs for each application development stage are capitalized if the preliminary project stage is complete, management authorized the project, and completion of the project is probable. Capitalizable costs of internal-use software projects consist of (1) external direct costs of materials and services used to develop or purchase internal-use software, (2) payroll and payroll-related costs for time spent directly on the project by employees directly associated with the internal-use software project, and (3) interest costs incurred during the development of internal use software. The Company's adoption of this pronouncement did not materially impact its financial statements. The Company's policy was to capitalize internal-use software costs, accordingly, the Company capitalized approximately $1.2 million in 1998, which is included in property, plant and equipment. The Company expects to spend an additional $300,000 in 1999 for its internal-use software project. On its completion of this project, the Company will amortize these costs over five years.

NOTE C--BUSINESS COMBINATIONS

         On August 31, 1998, the Company acquired the stock of RePak from Standard Textile. Standard Textile received in the transaction 566,667 shares of the Company's Series A Preferred Stock, which is convertible by its holder at any time into the same number of shares of the Company's Common Stock. Under certain conditions, including the Company's Common Stock having an average closing trading price of $18.00 per share for a specified time period, the Series A Preferred Stock is mandatorily convertible into the Company's Common Stock. The Series A Preferred Stock accrues a 2% dividend, payable quarterly, until the earlier of September 2004 or the date that it is converted into Common Stock. The Series A Preferred Stock was valued at $7,140,000 by an independent business valuation firm at the time the transaction closed. The Company also purchased the RePak facility's real estate for $1.5 million cash from Standard Textile's affiliates.

         The Company has accounted for the acquisition as a purchase and includes RePak's operating results in the Company's operating results since September 1, 1998. Of the approximately $8.6 million total costs it incurred to complete the acquisition, the Company allocated approximately $4.7 million to tangible assets, assumed approximately $760,000 in liabilities, and allocated approximately $4.7 million to goodwill. Goodwill will be amortized over thirty years based upon various factors, including historical and projected operating results.

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



                                                                     YEARS ENDED
                                                                     -----------
                                                           DECEMBER 31,       DECEMBER 31,
                                                              1998               1997
                                                              ----               ----
                                                                   (UNAUDITED)
                                                                  (IN THOUSANDS)

Revenues                                                    $ 58,262          $ 48,145
Net income                                                  $  4,017          $  3,151
Net income available for common shareholders                $  3,813          $  2,947
Net income per common share - basic                         $   0.67          $   0.52
Net income per common share - diluted                       $   0.63          $   0.49

                            STERILE RECOVERIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE D--PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:


                                                                               DECEMBER 31,
                                                         USEFUL LIVES          ------------
                                                           IN YEARS       1998             1997
                                                           --------       ----             ----

Land                                                           --     $    429,460     $    17,426
Buildings                                                      40        1,457,772         357,694
Leasehold improvements & signs                               2-18        1,852,780       1,530,812
Machinery and equipment                                      3-12        8,486,522       6,042,063
Office furniture, equipment & computers                      3-10        2,537,910       1,044,154
                                                                      ------------     -----------
                                                                        14,764,444       8,992,149
Less: Accumulated depreciation and
  amortization                                                           2,722,608       1,739,644
                                                                      ------------     -----------
                                                                      $ 12,041,836     $ 7,252,505
                                                                      ============     ===========

         During 1998, 1997 and 1996, depreciation expense totaled approximately $984,000, $660,000 and $488,000, respectively.


NOTE E-LINE OF CREDIT

         The Company had approximately $3.7 million outstanding on December 31, 1998 under its $15.0 million revolving credit facility with First Union National Bank. No borrowings were outstanding on December 31, 1997. Pursuant to amendments effective February 24, 1999, the facility is secured by substantially all of SRI's assets and its maturity date extended from August 1999 to December 2001. The facility's interest rate was previously 190 basis points over LIBOR, declining to a 175 basis point margin as of October 15, 1998. As amended, the facility's interest rate varies between 100 and 150 basis points over LIBOR (5.09% as of December 31, 1998), depending on the Company's leverage. The amendments also increased required tangible net worth from $20,745,000 through December 31, 1998 and $23,745,000 thereafter to $29.0 million plus 75% of quarterly positive net income earned after September 30, 1998. The facility restricts the Company's payment of dividends, acquisition transactions, additional indebtedness, and encumbering of assets.

                            STERILE RECOVERIES, INC.

NOTE F-NOTES PAYABLE

         In March 1996, the Company borrowed $1,000,000 from a director pursuant to an 8.5% Convertible Demand Promissory Note, of which $750,000 was convertible to Common Stock at $5.85 per share. The holder converted the convertible portion of this note on February 24, 1997 into 128,205 shares of common stock. The Company concurrently repaid the remaining $250,000 balance of the note. The Company incurred interest expense related to the demand note of $13,000 and $71,000, respectively, for the years ended December 31, 1997 and 1996.

         Total interest expense and related fees for 1998, 1997 and 1996 was approximately $100,000, $67,000 and $829,000, respectively.


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

         Future minimum lease payments as of December 31, 1998 under leases in excess of one year are as follows:


     YEAR ENDING
     -----------

           1999                          $ 1,819,000
           2000                            1,752,000
           2001                            1,539,000
           2002                              868,000
           2003                              232,000
     Thereafter                               50,000
                                         -----------
          Total                          $ 6,260,000
                                         ===========


         Rental expense for the years ended December 31, 1998, 1997 and 1996 totaled $1,701,000, $1,571,000, and $1,960,000 (including contingent rentals of approximately $237,000, $211,000, and $228,000), respectively.

         As of February 1, 1999, the Company secured a $10.0 million lease financing agreement to provide financing for land, building, and equipment for future reprocessing facilities. The lease financing margins are substantially the same as under the Company's revolving line of credit. Under the agreement, the lessor purchases land, pays for the facility's construction and equipment costs, and leases to the Company for three years the completed facility. The Company guarantees all lease payments and a substantial residual value for the facility when the lease term ends. Each lease agreement includes a purchase option for the Company at original costs on the leased facility. The Company will account for these leases as operating leases. Construction of two facilities that will be financed under this agreement started in the first quarter of 1999 at a cost of $4.5 to $5.0 million for each facility. The Company anticipates that it will occupy these facilities and begin making lease payments for them in the third quarter of 1999.

                            STERILE RECOVERIES, INC.

Purchase Agreement with Standard Textile

         In conjunction with the RePak acquisition, the Company signed a procurement agreement with Standard Textile under which the Company agreed to purchase 80% of its reusable surgical products from Standard Textile. The Company's management believes that Standard Textile's prices are and will be comparable to prices available from other vendors. A significant percentage of the Company's business is dependent on its ability to obtain a key component of its liquid-proof surgical products from one principal vendor. Standard's President and Chief Executive Officer became a director of the Company on August 31, 1998.

Legal Proceedings

         Neither the Company nor any of its property is subject to any litigation or other legal proceedings expected to have a material effect on the Company or its business.

Management Incentive Plan

         The Company has a Management Incentive Plan, the incentives of which are based on various performance factors and are adjusted to reflect the Company's overall performance as determined by the Board of Directors. Payment of the cash incentives is made at the end of the second month after the end of the incentive year. The participant must still be an employee of the Company at that time. Approximately $212,000, $295,000 and $375,000 of estimated incentives were recognized during the years ended December 31, 1998, 1997 and 1996, respectively.

Management Employment Agreements

         The Company has approved employment agreements with four executives in which each person would receive severance pay equal to two years of base salary in the event that the executive or employee is terminated following a change in control of the Company.

Year 2000

         The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The potential effect of the Year 2000 issue on the Company and its business partners will not be fully determinable until the Year 2000 and thereafter. If Year 2000 modifications are not properly completed either by the Company or entities with which the Company conducts business, the Company's revenues and financial condition could be adversely impacted.

NOTE H--INCOME TAX

HISTORICAL INCOME TAXES

         In accordance with the provisions of the Internal Revenue Code, upon the completion of its initial public offering and conversion to a C Corporation in 1996, a portion of the income earned after the conversion was allocated to the S Corporation. As a result of this allocation, the effective rate for calculating income taxes was lower than the statutory rates. In addition, accounting rules require the establishment of deferred taxes for all existing temporary differences in the basis of the Company's assets and liabilities for income and financial reporting purposes at the date of conversion to a C Corporation. The Company recorded deferred tax assets of approximately $200,000 at the date of conversion.

                            STERILE RECOVERIES, INC.

         The provision for income taxes for the years ended December 31 is as follows:


                                                        1998              1997           1996
                                                     -----------      -----------     ---------

Income taxes currently payable                       $ 1,984,000      $ 1,778,000     $ 407,000
Deferred income tax expense (benefit)                    409,000           57,000      (217,000)
                                                     -----------      -----------     ---------
Income tax expense                                   $ 2,393,000      $ 1,835,000     $ 190,000
                                                     ===========      ===========     =========


         Reconciliation of the federal statutory income tax rate of 34.0% to the effective income tax rate for the years ended December 31 is as follows:


                                                                  1998       1997       1996
                                                                  ----       ----       ----

Federal statutory income tax rate                                 34.0%      34.0%      34.0%
State income taxes, net of federal                                4 .6        4.5        4.5
Net earnings allocated to the S Corporation period                  --         --      (21.3)
Deferred tax asset previously not recognized                        --         --      (10.7)
Other, net                                                          .8        1.1        2.9
                                                                  ----       ----       ----
                                                                  39.4%     39.69        9.4%
                                                                  ====      =====       ====


         Deferred tax asset and liability components resulting from the differences between accounting for financial statement purposes and purposes pursuant to SFAS No. 109 are as follows as of December 31:


                                                            1998           1997
                                                         ---------      ---------

Deferred tax assets:
         Inventory                                       $ 367,000      $  93,000
         Health insurance reserve                           60,000         55,000
         Vacation pay accrual                               88,000         58,000
         Other                                              57,000         33,000
                                                         ---------      ---------
                                                           572,000        239,000
Deferred tax liabilities:
         Depreciation                                     (463,000)       (79,000)
         Software development costs                       (251,000)            --
                                                         ---------      ---------
Net deferred income tax asset (liability)                $(142,000)     $ 160,000
                                                         =========      =========


         During 1998, the Company acquired RePak which included a deferred tax asset of approximately $107,000.

PRO FORMA INCOME TAXES

         In conjunction with the completion of its initial public offering in 1996, the Company terminated its S Corporation status. For pro forma income tax purposes, the S Corporation's cumulative net operating losses as of December 31, 1995 of approximately $1.6 million will not be used to reduce pro forma income tax expense in 1996. For 1996, the Company chose to recognize income tax expense using an effective rate of 38.5% of historical income before income taxes.

                            STERILE RECOVERIES, INC.

         Reconciliation of the income tax expense (benefit) calculated using the federal statutory income tax rate of 34% to the income tax expense recorded is as follows:


                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                               ------------
                                                                   1996
                                                                ---------

Federal income taxes at statutory rate                          $ 687,000
State income taxes, net of federal benefit                         91,000
                                                                ---------
         Income tax expense                                     $ 778,000
                                                                =========


NOTE I--SHAREHOLDERS' EQUITY

Common Stock

         Subject to preferences which might be applicable to the Company's outstanding Preferred Stock, the holders of the Common Stock are entitled to receive dividends when, as, and if declared from time to time by the Board of Directors out of funds legally available. In the event of liquidation, dissolution, or winding-up of the Company, holders of the Common Stock are entitled to share ratably in all assets remaining after payment of liabilities subject to prior distribution rights of any Preferred Stock then outstanding. The Common Stock has no preemptive or conversion rights and is not subject to call or assessment by the Company. There are no redemption or sinking fund provisions applicable to the Common Stock.

         On July 24, 1996, the Company completed its initial public offering of 2,000,000 shares of its Common Stock priced at $9.50 per share. The net proceeds of this offering, after deducting commissions of approximately $1,330,000 and approximately $1,100,000 in expenses, were approximately $16,570,000. In addition, the underwriters on August 9, 1996 exercised their overallotment option to purchase 150,000 additional shares of the Company's Common Stock. Proceeds to the Company of the underwriters' purchase of shares pursuant to their exercise of the overallotment option were $1,325,250 after commissions. The Company used approximately $11,000,000 of the proceeds to retire debt.

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

         On August 31, 1998, the Company acquired from Standard Textile all the stock of Repak. Standard Textile received in this transaction 566,667 shares of the Company's Series A Preferred Stock, which is convertible by its holder at any time into the same number of shares of the Company's Common Stock. Under certain conditions, including the Company's Common Stock having an average closing trading price of $18.00 per share for a specified time period, the Series A Preferred Stock is mandatorily convertible into the Company's Common Stock. The Series A Preferred Stock accrues a 2% dividend, payable quarterly, until the earlier of September 2004 or the date that it is converted into Common Stock.

                            STERILE RECOVERIES, INC.

NOTE J--STOCK OPTIONS

         The Company maintains three stock option plans, the 1995 Stock Option Plan, the 1996 Non-Employee Director Plan, and the 1998 Stock Option Plan.

The 1995 Stock Option Plan

         The 1995 Stock Option Plan provides employees with incentive or non-qualified options to purchase up to 700,000 shares of Common Stock. On December 21, 1995, the Company granted non-qualified stock options covering a total of 94,000 shares of Common Stock to various employees at an exercise price of $5.85 per share. The exercise price represented the estimated fair value of the Company's Common Stock at the time of the grant, as approved by the Board of Directors based upon various factors including an independent third-party firm's valuation. None of the options vested until completion of the Company's initial public offering, and are then vested ratably over the four-year period following the completed offering. Since the offering, the Company has granted 575,500 options under this Plan. The options vest ratably over five years from the date of the grant. All outstanding options vest upon a change in control of the company. Options granted under the Employee Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement or termination of employment. Included in these options are options to purchase 140,000 shares issued to an employee who is also a director and an officer of the Company.

The 1998 Stock Option Plan

         The 1998 Stock Option Plan provides employees with incentive or non-qualified options to purchase up to 300,000 shares of Common Stock. As of December 31, 1998, no options had been granted under this plan. The terms of the options granted under the 1998 plan may not exceed ten (10) years beyond the grant date or sooner in the event of death, disability, retirement or termination of employment.

The Non-Employee Plan

         The Non-Employee Plan provides for the grant of non-qualified stock options to purchase up to 100,000 shares of Common Stock to members of the Board of Directors who are not employees of the Company. At the completion of its initial public offering, each non-employee director was granted options to purchase 4,000 shares of Common Stock for each full remaining year of the director's term. Thereafter, on the date on which a new non-employee director is first elected or appointed, he will automatically be granted options to purchase 4,000 shares of Common Stock for each year of his initial term, and will be granted options to purchase 4,000 shares of Common Stock for each year of any subsequent term to which he is elected. All options become exercisable ratably over the director's term and have an exercise price equal to the fair market value of the Common Stock on the date of grant. As of December 31, 1998, options to purchase 40,000 shares have been granted under this Plan.

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

                            STERILE RECOVERIES, INC.

         On May 2, 1996, the Company issued to a recently appointed director an option to purchase 7,500 shares of the Company's Common Stock for $8.00 per share, which vested one-third on completion of the Company's initial public offering, one-third at the 1997 annual meeting of shareholders, and one-third at the 1998 annual meeting of shareholders.

         On November 21, 1997, the Company issued to an officer and director an option to purchase 20,000 shares of the Company's Common Stock for $15.06 per share, which vests ratably over five years.

         If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below:


                                                        1998         1997         1996
                                                      -------      -------      -------

Net income                          As reported       $ 3,686      $ 2,801      $ 1,244
                                    Pro forma         $ 2,991      $ 2,390      $ 1,069

Basic net income per share          As reported       $  0.64      $  0.50      $  0.29
                                    Pro forma         $  0.52      $  0.43      $  0.25

Diluted net income per share        As reported       $  0.61      $  0.48      $  0.28
                                    Pro forma         $  0.50      $  0.41      $  0.24

The fair value of each option grant is estimated on the date of grant using the Binomial options-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively, no dividend yield for all years, expected volatility of 53, 48 and 32 percent; risk-free interest rates of 6.0, 6.5 and 5.6 percent, and expected lives of 4.0, 4.1 and 3.8 years. The weighted average fair value of options granted during the years ended December 31, 1998, 1997 and 1996 are $7.89, $7.09 and $3.56, respectively.

                            STERILE RECOVERIES, INC.

A summary of the status of the Company's fixed stock option plan as of December 31, 1998, 1997 and 1996, and changes during the years ending on those dates is presented below:


                                                                       WEIGHTED
                                                                       AVERAGE
                                                                       EXERCISE
                                                     SHARES             PRICE
                                                     ------            --------

Outstanding as of December 31, 1995                 172,500            $  4.96

         Granted                                    258,000            $  9.64
         Exercised                                   (4,100)           $  1.71
         Forfeited                                   (2,400)           $  5.85
                                                    -------
Outstanding as of December 31, 1996                 424,000            $  7.83

         Granted                                    252,500            $ 16.45
         Exercised                                  (10,500)           $  3.94
         Forfeited                                  (34,800)           $ 10.96
                                                    -------
Outstanding as of December 31, 1997                 631,200            $ 11.17

         Granted                                    132,500            $ 17.26
         Exercised                                   (4,900)           $  2.98
         Forfeited                                  (55,800)           $ 13.26
                                                    -------
Outstanding as of December 31, 1998                 703,000            $ 12.21
                                                    =======

         The following table summarizes information concerning currently outstanding and exercisable stock options:


                                                   WEIGHTED AVERAGE
                                                      REMAINING
   RANGE OF                            NUMBER      CONTRACTUAL LIFE    WEIGHTED AVERAGE
EXERCISE PRICES                     OUTSTANDING         (YEARS)         EXERCISE PRICE
---------------                     -----------    ----------------    ----------------

   $  4.43 -  5.85                     140,000            6.6              $  5.18
   $  5.86 -  9.50                     212,000            7.2              $  9.45
   $  9.51 - 17.50                     251,500            8.4              $ 16.16
   $ 17.51 - 19.00                      99,500            9.3              $ 18.00

EXERCISABLE SHARES
------------------

    $ 4.43 -  5.85                     112,800                             $  5.02
    $ 5.86 -  9.50                      98,500                             $  9.39
    $ 9.51 - 17.50                      52,100                             $ 16.10
                                     ---------
                                       263,400                             $  8.85

         At December 31, 1997 and 1996, exercisable options totaled 156,400 and 95,700 at weighted average exercise prices of $6.46 and $4.47, respectively.

                            STERILE RECOVERIES, INC.

NOTE K--WEIGHTED AVERAGE COMMON SHARES

         Historical and pro forma net income per common share is computed by dividing historical and pro forma net income by the basic and diluted weighted average number of shares of common stock outstanding. For 1996 pro forma net income includes a pro forma provision for income taxes assuming the Company had been subject to income taxes during the period it was an S Corporation for income tax purposes. For diluted weighted average shares outstanding, the Company used the treasury stock method to calculate the Common Stock equivalents that the stock options would represent.

         The following table sets forth the computation of historical basic and diluted earnings per share:


                                                                           1998               1997            1996
                                                                        -----------       -----------     -----------

BASIC

         Numerator:
             Net income                                                 $ 3,686,000       $ 2,801,000     $ 1,832,000
             Less effect of dividends of preferred stock                    (67,000)               --              --
                                                                        -----------       -----------     -----------
             Net income available to common
             shareholder                                                $ 3,619,000       $ 2,801,000     $ 1,832,000
                                                                        ===========       ===========     ===========

         Denominator:
             Weighted average shares outstanding                          5,662,000         5,637,007       4,300,000
                                                                        ===========       ===========     ===========
         Net income per common share - basic                            $      0.64       $      0.50     $      0.43
                                                                        ===========       ===========     ===========

DILUTED

         Numerator:
             Net income                                                 $ 3,686,000       $ 2,801,000     $ 1,832,000
                                                                        ===========       ===========     ===========

         Denominator:
             Weighted average shares outstanding                          5,662,000         5,637,000       4,300,000

              Effect of dilutive securities:
             Employee stock options                                         172,000           212,000         141,000
             Convertible preferred stock                                    185,000                --              --
             Convertible notes                                                   --            13,000          50,000
                                                                        -----------       -----------     -----------
                                                                          6,019,000         5,862,000       4,491,000
                                                                        ===========       ===========     ===========

         Net income per common share - diluted                          $      0.61       $      0.48     $      0.41
                                                                        ===========       ===========     ===========


         Options to purchase 371,000 and 186,500 shares of common stock were not included for all or a portion of the 1998 and 1997 computation of diluted net income per common share, respectively, as the options' exercise price were greater than the average market price of the common shares and therefore the effect would be anti-dilutive.

                            STERILE RECOVERIES, INC.

NOTE L-RELATED PARTY TRANSACTIONS

         SRI paid $24,000, $76,000 and $56,000 in 1998, 1997 and 1996 to a
company to design and supply the components for water reclamation systems for six SRI facilities. The company providing these services to SRI is owned by a director and shareholder of SRI.

         During 1998, 1997 and 1996, the Company paid approximately $76,000, $20,000, and $207,000, respectively, to the Company's corporate law firm. One member of the firm when the services were rendered is a shareholder of the Company.

         During 1998, the Company paid approximately $127,000 to a company for the purchase of reusable surgical products. This company is owned and managed by a director and shareholder of SRI.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                             ON FINANCIAL SCHEDULE

                              Board of Directors
Sterile Recoveries, Inc.

         In connection with our audit of the financial statements of Sterile Recoveries, Inc., referred to in our report dated February 26, 1999, which is included in this annual report on SEC Form 10-K for the year ended December 31, 1998, we have also audited Schedule II for the years ended December 31, 1996, 1997 and 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



                                               GRANT THORNTON LLP

Tampa, Florida
February 26, 1999

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                            STERILE RECOVERIES, INC.



                Column A                      Column B          Column C       Column D             Column E
--------------------------------             ----------        ----------     -----------          ---------

                                             BALANCE AT        CHARGED TO                           BALANCE
                                             BEGINNING          COSTS AND      DEDUCTIONS           AT END
              DESCRIPTION                     OF PERIO          EXPENSES       (DESCRIBE)          OF PERIOD
--------------------------------             ----------        ----------     -----------          ---------

Allowance for doubtful accounts:
   Year ended December 31, 1996:             $  21,000        $    34,000     $   (20,000)(1)      $  35,000

   Year ended December 31, 1997:             $  35,000        $    36,000     $   (32,000)(1)      $  39,000

   Year ended December 31, 1998:             $  39,000        $    11,607     $      (607)(1)      $  50,000

Reserve for inventory shrinkage:
   Year ended December 31, 1996:             $ 100,000        $   422,000     $  (387,000)(1)      $ 135,000

   Year ended December 31, 1997:             $ 135,000        $   606,000     $  (546,000)(2)      $ 195,000

   Year ended December 31, 1998:             $ 195,000        $ 1,523,000     $(1,268,000)(2)      $ 450,000



---------------------
(1)   Write-offs of uncollectible accounts
(2)   Write-offs of reusable products

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item concerning the Company's executive officers and directors is incorporated by reference to the information set forth under the captions "Proposal No. 1: Election of Directors" and "Other Information" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the information set forth under the caption "Executive Officer Compensation" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information required by this Item is incorporated by reference to the information set forth under the caption "Other Information" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the information set forth under the caption "Certain Relationships" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON  FORM 8-K

         The Company did not file a report on Form 8-K during the last quarter of 1998.



                                    EXHIBITS

         The following exhibits are filed as part of this report:

                                 EXHIBITS INDEX


EXHIBIT
NUMBER                                           EXHIBIT DESCRIPTION
-------                                          -------------------

 2.1(1)           Asset Purchase Agreement dated July 31, 1994, between the Company and Amsco Sterile
                  Recoveries, Inc.

 2.2(1)           Agreement and Plan of Merger dated as of February 26, 1996, between Surgipro, Inc. and the Company.

 2.3(1)           Articles of Merger dated as of February 26, 1996, between Surgipro, Inc. and the
                  Company.

 2.4(6)           Acquisition Agreement dated as of August 31, 1998, among the
                  Company, Standard Textile Co., Inc., and Repak Surgical
                  Enterprises, Inc.

 3.1(1)           Restated Articles of Incorporation of the Company.

 3.2(1)           Bylaws of the Company.

 3.3(6)           First Amendment to Restated Articles of Incorporation dated as of August 31, 1998, of the
                  Company (for Series A Preferred Stock).

 4.1(1)           Specimen certificate for Common Stock of the Company.

 4.2              Trust Indenture dated as of February 1, 1999, between First Union National Bank and the
                  Industrial Development Board of Hamilton County, Tennessee.

10.1(1)           1995 Stock Option Plan, as amended, of the Company.

10.2(1)           Form of Stock Option Agreement between the Company and participants under the 1995
                  Stock Option Plan.

10.3(1)           Form of Indemnity Agreement between the Company and each of its executive officers.

10.4(1)           Form of Registration Rights Agreement executed in connection with the private placement of Common Stock.

10.5(3)           Employment Agreement between the Company and each of Messrs. Isel, Peterson,
                  Boosales and Martin:
                  (a) Isel
                  (b) Peterson
                  (c) Boosales
                  (d) Martin

10.6(1)           Lease Agreement dated August 16, 1991, between Coastal 2920
                  Corporation and Amsco Sterile Recoveries, Inc., as amended and assigned to the Company.

10.7(1)           Lease dated August 28, 1992, among Winchester Homes, Inc. and Weyerhaeuser Real
                  Estate Company and Amsco Sterile Recoveries, Inc., as assigned to the Company.


EXHIBIT
NUMBER                                          EXHIBIT DESCRIPTION
-------                                         --------------------

10.8(1)           Texas Industrial Net Lease dated March 19, 1992, between the Trustees of the Estate of
                  James Campbell, Deceased, and Amsco Sterile Recoveries, Inc., as assigned to the
                  Company.

10.9(1)           Lease dated March 30, 1992, between Walter D'Aloisio and Amsco Sterile Recoveries,
                  Inc., as assigned to the Company.

10.10(1)          Standard Industrial Lease -- Multi-Tenant (American Industrial Real Estate Association)
                  dated February 24, 1992, between Borstein Enterprises and Amsco Sterile Recoveries,
                  Inc., as assigned to the Company.

10.11(1)          Carolina Central Industrial Center Lease dated April 22,
                  1992, between Industrial Development Associates and Amsco
                  Sterile Recoveries, Inc., as assigned to the Company.

10.12(1)          Lease Agreement dated September 2, 1993, between Price Pioneer Company, Ltd., and
                  Amsco Sterile Recoveries, Inc., as assigned to the Company.

10.13(1)          Service Center Lease dated December 4, 1991, between QP One Corporation and Amsco
                  Sterile Recoveries, Inc., as assigned to the Company.

10.14(1)          Lease Agreement dated January 31, 1996, between Florida
                  Conference Association of Seventh-Day Adventists and
                  Surgipro, Inc., as assigned to the Company.

10.15(1)          Stock Option Agreement dated as of October 18, 1996, between Bertram T. Martin, Jr.
                  and the Company.

10.16(3)          Stock Option Agreement dated as of May 2, 1996, between James M. Emanuel and the
                  Company.

10.17(1)          1996 Non-Employee Director Stock Option Plan of the Company.

10.18(3)          Retention Agreements between the Company and each of Messrs. Isel, Peterson, Boosales and Martin:
                  (a) Isel
                  (b) Peterson
                  (c) Boosales
                  (d) Martin

10.19(4)          Amendments No. 2 and 3 to the 1995 Stock Option Plan of the Company.

10.20(5)          Stock Option Agreement dated November 21, 1997, between Bertram T. Martin, Jr. and the Company.

10.21(5)          Corporate Service Agreement dated October 21, 1997, between Standard Textile Co., Inc.
                  and the Company.

10.22(5)          Corporate Service Agreement dated October 31, 1997, between Health Services
                  Corporation of America and the Company.

10.23(5)          1998 Stock Option Plan of the Company.

EXHIBIT
NUMBER                                       EXHIBIT DESCRIPTION
-------                                      -------------------

10.24(6)          Registration Rights Agreement dated August 31, 1998, between the Company and
                  Standard Textile Co., Inc.

10.25(7)          Procurement Agreement dated August 31, 1998, between the Company and Standard
                  Textile Co., Inc.

10.26             Promissory Note dated as of February 24, 1999, executed by the Company in favor of
                  First Union National Bank.

10.27             Credit Agreement dated as of February 24, 1999, between the Company and First Union
                  National Bank (Revolving Line of Credit).

10.28             Security Agreement dated as of February 1, 1999, between the Company and First Union
                  National Bank (Revolving Line of Credit).

10.29 Participation Agreement dated as of February 1, 1999, among the Company, First Union National Bank, and First Security
                  Bank, National Association (lease facility).

10.30             Credit Agreement dated as of February 1, 1999, between First
                  Security Bank, National Association and First Union National
                  Bank (lease facility).

10.31             Lease Agreement dated as of February 1, 1999, between the Company and First Security
                  Bank, National Association.

23.1              Consent of Grant Thornton LLP.

27                Financial Data Schedules  (for SEC use only).


--------------------------
(1) Incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996.

(2) Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Registrant on July 15, 1996.

(3) Incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Registrant on July 18, 1996.

(4) Incorporated by reference to the Annual Report on Form 10-K for the 1996 year filed by the Registrant on March 24, 1997.

(5) Incorporated by reference to the Annual Report on Form 10-K for the 1997 year filed by the Registrant on March 30, 1998.

(6) Incorporated by reference to the Current Report on Form 8-K dated August 31, 1998, and filed by the Registrant on September 8, 1998.

(7) Incorporated by reference to the Quarterly Report on Form 10-Q for the 1998 third quarter filed by the Registrant on November 13, 1998.

                                   SIGNATURES


         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                             STERILE RECOVERIES, INC.

                                             BY: /s/ RICHARD T. ISEL
                                                       Richard T. Isel
                                                 Chairman of the Board

Dated: March 23, 1999

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


                 SIGNATURE                                          TITLE                                    DATE
                 ---------                                          -----                                    ----

            /s/ Richard T. Isel                       Chairman, Chief Executive Officer                 March 23, 1999
--------------------------------------------                   and Director
                Richard T. Isel


           /s/  Bertram T. Martin, Jr.                President, Chief Operating Officer                March 23, 1999
--------------------------------------------                   and Director
                Bertram T. Martin


          /s/   Wayne R. Peterson                     Executive Vice President and                      March 23, 1999
--------------------------------------------          Director
                Wayne R. Peterson


          /s/   James T. Boosales                     Executive Vice President,                         March 23, 1999
--------------------------------------------          Chief Financial Officer and
                James T. Boosales                     Director


         /s/    James M. Emanuel                      Director                                          March 23, 1999
--------------------------------------------
                James M. Emanuel


         /s/    Lee R. Kemberling                     Director                                          March 23, 1999
--------------------------------------------
                Lee R. Kemberling


         /s/    Gary L. Heiman                        Director                                          March 23, 1999
--------------------------------------------
                Gary L. Heiman