Form 10-Q
period 1999-03-31
STERILE RECOVERIES INC
filed 1999-05-14
CIK 1014041

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to  __________


                       Commission File Number: 000-20997


                            STERILE RECOVERIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


        FLORIDA                                                 59-3252632
        -------                                                 ----------
(State of incorporation)                                     (I.R.S. Employer
                                                            Identification No.)


                     28100 U.S. HIGHWAY 19 NORTH, SUITE 201
                           CLEARWATER, FLORIDA 33761
                    ----------------------------------------
                    (Address of Principal Executive Offices)


                                 (727) 726-4421
                        -------------------------------
                        (Registrant's Telephone Number)

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
Number of outstanding shares of each class of Registrant's Common Stock as of May 10, 1999:

                   Common Stock, par value $.001 - 5,676,794

                                    INDEX


                                                                           PAGE
                                                                           ----

PART I              FINANCIAL INFORMATION

      Item 1        Financial Statements

                    Condensed Consolidated Statements of Earnings for
                    the three month period ended March 31, 1999
                    (unaudited) and the three month period ended
                    March 31, 1998 (unaudited)............................   1

                    Condensed Consolidated Balance Sheets as of March
                    31, 1999 (unaudited) and December 31, 1998............   2

                    Condensed Consolidated Statements of Cash Flows
                    for the three month period ended March 31, 1999
                    (unaudited) and three month period ended March 31,
                    1998 (unaudited)......................................   3

                    Notes to Condensed Consolidated Financial
                    Statements (unaudited)................................   4


      Item 2        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................   7


PART II             OTHER INFORMATION

      Item 1        Legal Proceedings.....................................  14

      Item 2        Changes in Securities.................................  14

      Item 3        Defaults Upon Senior Securities.......................  14

      Item 4        Submission of Matters to a Vote of Security Holders...  14

      Item 5        Other Information.....................................  14

      Item 6        Exhibits and Reports on Form 8-K......................  14


SIGNATURE.................................................................  15


                    PART I - FINANCIAL INFORMATION


Item 1.  Condensed Consolidated Financial Statements

                       STERILE RECOVERIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                 (in thousands, except per share data)
                             (unaudited)

                                                                      Three Months
                                                                         Ended
                                                             March 31, 1999   March 31, 1998
                                                             --------------   --------------

Revenues                                                        $17,058          $11,732
Cost of revenues                                                 11,498            7,734
                                                                -------          -------
     Gross profit                                                 5,560            3,998

Distribution expenses                                             1,266              887
Selling and administrative expenses                               2,267            1,697
                                                                -------          -------
     Income from operations                                       2,027            1,414

Interest expense (income), net                                       65               (7)
                                                                -------          -------
     Income before income tax expense                             1,962            1,421

Income tax expense                                                  756              554
                                                                -------          -------
     Net income                                                 $ 1,206          $   867
                                                                =======          =======

Dividends on preferred stock                                         55               --
                                                                -------          -------
Net income available for common shareholders                    $ 1,151          $   867
                                                                =======          =======

Net income per common share - basic                             $  0.20          $  0.15
                                                                =======          =======

Net income per common share - diluted                           $  0.19          $  0.15
                                                                =======          =======

Weighted average common shares outstanding - basic                5,674            5,660
                                                                =======          =======

Weighted average common shares outstanding - diluted              6,339            5,859
                                                                =======          =======



The accompanying notes are an integral part of these financial statements.

                       STERILE RECOVERIES, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share data)


                                                        March 31,    Dec. 31,
                                                          1999         1998
                                                      -----------    --------
                                                      (unaudited)
                   ASSETS

Cash                                                    $   343      $   172
Accounts receivable, net                                  7,953        7,580
Reimbursable construction costs                           2,003           --
Inventories                                               2,290        2,324
Prepaid expenses and other assets                         1,583        1,670
Reusable surgical products, net                          14,959       14,705
Property, plant and equipment, net                       12,484       12,042
Goodwill, net                                             5,559        5,127
                                                        -------      -------

         Total assets                                   $47,174      $43,620
                                                        =======      =======


     LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable to bank                                   $ 5,814      $ 3,698
Accounts payable                                          2,247        2,898
Employee related accrued expenses                         1,296          974
Other accrued expenses                                    1,309          786
Deferred tax liability                                      142          142
                                                        -------      -------

         Total liabilities                               10,808        8,498

Commitments and contingencies                                --           --

Shareholders' equity
 Preferred stock                                              1            1
 Common stock                                                 6            6
Additional paid-in capital                               27,414       27,321
Retained earnings                                         8,945        7,794
                                                        -------      -------

   Total shareholders' equity                            36,366       35,122
                                                        -------      -------

   Total liabilities and shareholders' equity           $47,174      $43,620
                                                        =======      =======




The accompanying notes are an integral part of these financial statements.

                       STERILE RECOVERIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)
                              (unaudited)



                                                                                      Three Months
                                                                                          Ended
                                                                                 March 31,     March 31,
                                                                                   1999          1998
                                                                                 -------       -------
Cash flows from operating activities
  Net income                                                                     $ 1,206       $   867
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Depreciation and amortization                                                    391           203
    Amortization of reusable surgical products                                       971           675
    Provision for reusable surgical products shrinkage                               457           256
    Change in assets and liabilities (net of business combination):
      Accounts receivable                                                           (223)          (71)
      Inventories                                                                     34           (95)
      Prepaid expenses and other assets                                             (244)          560
      Accounts payable                                                              (603)           91
      Other accrued expenses                                                         846           261
                                                                                 -------       -------
        Net cash provided by operating activities                                  2,835         2,747
                                                                                 -------       -------

Cash flows from investing activities
  Purchases of property, plant and equipment                                        (782)         (630)
  Purchases of reusable surgical products                                         (1,682)       (1,981)
  Reimbursable construction costs                                                 (1,673)           --
  Payment for acquisition of business, net of cash acquired                         (633)           --
                                                                                 -------       -------
        Net cash used in investing activities                                     (4,770)       (2,611)
                                                                                 -------       -------

Cash flows from financing activities
  Net change in notes payable to bank                                              2,115            --
  Net proceeds from issuance of common stock                                          93            --
  Dividends paid                                                                    (102)           --
                                                                                 -------       -------
        Net cash provided by financing activities                                  2,106            --
                                                                                 -------       -------

  Increase (decrease) in cash                                                        171           136
  Cash and cash equivalents at beginning of period                                   172           380
                                                                                 -------       -------
  Cash and cash equivalents at end of period                                     $   343       $   516
                                                                                 =======       =======

  Supplemental cash flow information
      Cash paid for interest                                                     $    52       $    10
                                                                                 =======       =======
      Cash paid for income taxes                                                 $   144       $    97
                                                                                 =======       =======

Supplemental schedule of non-cash investing activities
  Acquisition of businesses
      Fair value of assets acquired                                              $   633
      Cash paid                                                                  $  (633)
                                                                                 =======


The accompanying notes are an integral part of these financial statements.

                       STERILE RECOVERIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Sterile Recoveries, Inc. (the "Company") have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting principles for interim financial statements and include those accounting policies disclosed in the Company's Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 1999. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K.

2.  ACQUISITIONS

         On August 31, 1998, the Company acquired all the stock of RePak Surgical Enterprises, Inc. ("RePak"), a wholly owned subsidiary of Standard Textile Co., Inc.("Standard Textile"), in exchange for 566,667 shares of its convertible Series A Preferred Stock. The Company also purchased the RePak facility's real estate for $1.5 million cash from Standard Textile's affiliates. The Company has accounted for the acquisition as a purchase and RePak's operating results are included in the Company's operating results for its entire first quarter of 1999.

         The following unaudited pro forma information combines the Company's results of operations with RePak's results of operations as if the acquisition had occurred at the beginning of the respective period.


                                                                 Three Months Ended
                                                                   March 31, 1998
                                                               ----------------------
                                                                   (In thousands,
                                                               except per share data)

         Revenues                                                     $13,839
                                                                      =======
         Net income                                                   $   961
                                                                      =======
         Net income available for common
               shareholders                                           $   906
                                                                      =======
         Net income per common share, basic                           $  0.16
                                                                      =======
         Net income per common share, diluted                         $  0.15
                                                                      =======



         This pro forma financial information does not necessarily reflect the Company's actual operating results if the transaction had been effective during the shown period and does not necessarily reflect future results.

         On February 26, 1999, the Company announced its acquisition of NPAC, the reusable surgical product business of the textile rental segment of National Service Industries, Inc. The Company purchased the NPAC customer relationships and certain other assets of the business exclusive of plant and equipment for cash consideration of approximately $633,000, of which $483,000 has been allocated to goodwill. Goodwill will be amortized over 30 years. The Company has accounted for the acquisition as a purchase and includes NPAC's operating results in the Company's operating results since March 1, 1999. Pro forma results are not material and therefore are not presented.

3.  LINE OF CREDIT

         The Company had approximately $5.8 million outstanding at March 31, 1999 under its $15.0 million revolving credit facility with First Union National Bank. This facility is secured by substantially all of the Company's assets and has a maturity date of February 8, 2002. The facility's interest rate varies between 100 and 150 basis points over LIBOR (4.94% as of March 31, 1999), depending on the Company's leverage. The amendments require the Company to maintain (a) consolidated net worth of $34.9 million plus 75% of cumulative consolidated net income for each fiscal quarter occurring after February 24, 1999; (b) a consolidated leverage ratio of not more than
2.5 to 1.0; and (c) a fixed charge coverage ratio of not less than 2.8 to 1.0. The facility restricts the Company's payment of dividends, acquisition transactions, additional indebtedness, and encumbering of assets.

4.  COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES

         As of February 1, 1999, the Company secured a $10.0 million lease financing agreement to provide financing for land, building and equipment for new processing facilities. The lease financing margins are substantially the same as under the Company's revolving line of credit. Under the agreement, the lessor purchases land, reimburses the Company for the facility's construction and equipment costs, and leases the completed facility to the Company for three years. The Company guarantees all lease payments and a substantial residual value for the facility when the lease term ends. Each lease agreement includes a purchase option for the Company at the original cost of the leased facility. The Company will account for these leases as operating leases. Construction of two facilities that will be financed under this agreement started in the first quarter of 1999 at a projected cost of $4.5 to $5.0 million for each facility. The Company anticipates that it will occupy these facilities and begin making lease payments for them in the third quarter of 1999. The Company had outstanding construction costs, reimbursable by the lessor, of $2.0 million as of March 31, 1999.


5.  WEIGHTED AVERAGE COMMON SHARES

         Historical net income per common share is computed by dividing historical net income by the basic and diluted weighted average number of shares of common stock outstanding. For diluted weighted average shares outstanding, the Company used the treasury stock method to calculate the Common Stock equivalents that the stock options would represent.

         The following table sets forth the computation of historical basic and diluted earnings per share:


                                                                  March 31,
                                                               1999         1998
                                                               ----         ----
                                                             (In thousands, except
                                                                per share data)
                                                                 (Unaudited)

BASIC

             Numerator:
                  Net income                                 $1,206       $  867
                  Less effect of dividends of preferred
                    stock                                       (55)          --
                                                             ------       ------
             Net income available to common
                    shareholders                             $1,151       $  867
                                                             ======       ======

             Denominator:
                  Weighted average shares outstanding         5,674        5,660
                                                             ======       ======

             Net income per common share - basic             $ 0.20       $ 0.15
                                                             ======       ======

DILUTED

             Numerator:
                  Net income                                 $1,206       $  867
                                                             ======       ======

             Denominator:
                  Weighted average shares outstanding         5,674        5,660

                  Effect of dilutive securities:
                  Employee stock options                         98          199

                  Convertible preferred stock                   567           --
                                                             ------       ------
                                                              6,339        5,859
                                                             ======       ======

             Net income per common share - diluted           $ 0.19       $ 0.15
                                                             ======       ======



         Options to purchase 483,500 and 145,500 shares of common stock were not included for all or a portion of the 1999 and 1998 computation of diluted net income per common share, respectively, because the options' exercise prices were greater than the average market price of the common shares on March 31, 1999, and therefore their exercise would have an anti-dilutive effect.

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

         The Company's two new reprocessing facilities that are under construction in Stockton, California and Chattanooga, Tennessee are on schedule to open in the third quarter of 1999. These new facilities will serve a portion of the customers currently serviced by the Long Beach, California and Raleigh, North Carolina facilities, which will increase available capacity in those facilities.

         The Company purchased RePak Surgical Enterprises, Inc. on August 31, 1998 and the NPAC division of National Service Industries on February 26, 1999. RePak's results of operations are included for the Company's entire first quarter of 1999 and NPAC's results are included for March 1999.

RESULTS OF OPERATIONS

         The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in the condensed consolidated statements of earnings of the Company.

                                               Three Months Ended
                                       March 31, 1999       March 31, 1998
                                       --------------       --------------

Revenues                                   100.0%               100.0%
Cost of revenues                            67.4                 65.9
                                           -----                -----
   Gross profit                             32.6                 34.1
Distribution expense                         7.4                  7.6
Selling and administrative expenses         13.3                 14.4
                                           -----                -----
   Income from operations                   11.9                 12.1
Interest expense (income),net                0.4                  0.0
                                           -----                -----
   Income before income taxes               11.5                 12.1
Income tax expense                           4.4                  4.7
                                           -----                -----
Net income                                   7.1%                 7.4%
                                           =====                =====


    GORE(R) Surgical Barrier Fabric is a registered trademark of W.L. Gore & Associates, Inc.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         REVENUES. The Company's revenues increased $5.3 million, or 45.4%, to $17.1 million in the first quarter of 1999 from $11.7 million in the first quarter of 1998. The revenue increases were attributable in roughly equal amounts to new customers, increased revenues from current customers, and added revenues from the RePak and NPAC acquisitions.

         GROSS PROFIT. Gross profit increased $1.6 million, or 39.1%, to $5.6 million in the first quarter of 1999 from $4.0 million in the first quarter of 1998. The Company continues to benefit from labor efficiencies in the pack room and the economies of scale associated with spreading fixed costs over more revenues. These benefits were partially offset by higher amortization and shrinkage expense of reusable surgical products. As a percentage of revenues, gross profit decreased to 32.6% in the first quarter of 1999, compared to 34.1% in the first quarter of 1998, because of higher amortization and shrinkage expense.

         DISTRIBUTION EXPENSES. Distribution expenses increased $379,000, or 42.7%, to $1.3 million in the first quarter of 1999 from $887,000 in the first quarter of 1998. Distribution expenses as a percentage of revenues decreased by 0.2% to 7.4% in the first quarter of 1999 from 7.6% in the first quarter of 1998. The improvement in distribution expenses as a percentage of revenues resulted primarily from efficiencies derived from delivering more volume over existing routes and from adding routes and equipment at a slower pace than revenue growth.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $570,000, or 33.6%, to $2.3 million in the first quarter of 1999, from $1.7 million in the first quarter of 1998. As a percentage of revenues, selling and administrative expenses decreased by 1.1% to 13.3% during the first quarter of 1999 from 14.4% during the first quarter of 1998. Expenses increased in support of increased revenues and the acquisition of RePak. The decline in selling and administrative expenses as a percentage of revenues resulted primarily from the increases in revenues.

         INCOME FROM OPERATIONS. Income from operations increased $613,000, or 43.4%, to $2.0 million in the first quarter of 1999, from $1.4 million in the first quarter of 1998. Income from operations as a percentage of revenues decreased 0.2% to 11.9% in the first quarter of 1999, from 12.1% in the first quarter of 1998.

         INTEREST EXPENSE (INCOME), NET. Interest income changed from $7,000 in the first quarter of 1998 to interest expense of $65,000 in the first quarter of 1999, due to higher borrowings under the Company's revolving credit facility.

         INCOME TAX EXPENSE. Income tax expense increased $202,000 to $756,000 in the first quarter of 1999, compared to $554,000 in the first quarter of 1998. The Company's effective tax rate decreased to 38.5% in the first quarter of 1999, compared to 39.0% in the first quarter of 1998.

         NET INCOME PER SHARE. The Company recorded a net income per share of $0.20 on a basic per share basis and $0.19 on a diluted per share basis for the first quarter of 1999, compared with $0.15 basic and diluted per share net income in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's positive cash flow from operating activities was $2.8 million during the first three months of 1999, compared to $2.7 million during the first three months of 1998. The increase in cash flows from operating activities resulted primarily from increased net income before amortization, shrinkage, and depreciation expense. The Company's positive cash flow from operating activities exceeded the required purchases of reusable surgical products during the first quarter of 1999.

         The Company used approximately $2.2 million more net cash in investing activities in the first three months of 1999 than in the first three months of 1998. The Company has made capital expenditures in the first three months of 1999 for equipment and computers of $782,000 and for reusable surgical products of $1.7 million compared to $630,000 for equipment and computers, and $2.0 million for reusable surgical products during the first three months of 1998. The Company also paid reimbursable construction costs of $1.7 million in the three month period ended March 31, 1999. These expenditures were funded primarily by cash provided by operating activities and the balance from borrowings under the Company's revolving credit facility.

         The Company continues to invest in more reusable surgical products, primarily to support anticipated increases in business. The Company's business is capital intensive and will require substantial capital expenditures for additional surgical products and equipment during the next several years to achieve its operating and expansion plans. To adequately service a new customer, the Company estimates that it makes an investment in new reusable surgical products and carts equal to approximately 50% of the projected first year revenue from the customer. The Company estimates capital expenditures for new carts and reusable surgical products will be approximately $800,000 per month for the next 12 months, although the amount will fluctuate with the growth of its business. The Company also expects to make additional expenditures of approximately $4.0 million during the last three quarters of 1999 for equipment upgrades and maintenance to increase the aggregate capacity of its facilities, including approximately $3.0 million to expand and equip its Cincinnati, Ohio facility. The Company spent $400,000 in the first quarter of 1999 for new technology software and related hardware and expects to spend $300,000 more during the rest of 1999. The Company expects to fund these expenditures primarily by cash provided by operating activities and borrowings under its revolving credit facility.

         The Company had approximately $5.8 million outstanding at March 31, 1999 under its $15.0 million revolving credit facility with First Union National Bank. This facility is secured by substantially all of the Company's assets and has a maturity date of February 28, 2002. The facility's interest rate varies between 100 and 150 basis points over LIBOR (4.94% as of March 31, 1999), depending on the Company's leverage. The amendments require the Company to maintain (a) consolidated net worth of $34.9 million plus 75% of cumulative consolidated net income for each fiscal quarter occurring after February 24, 1999; (b) a consolidated leverage ratio of not more than
2.5 to 1.0; and (c) a fixed charge coverage ratio of not less than 2.8 to 1.0. The facility restricts the Company's payment of dividends, acquisition transactions, additional indebtedness, and encumbering of assets.

         As of February 1, 1999, the Company secured a $10.0 million lease financing arrangement to finance land, building, and equipment for its two new reprocessing facilities in Stockton, California and Chattanooga, Tennessee, each estimated to cost approximately $5.0 million. The lease financing margins are substantially the same as under the Company's credit facility. Under the arrangement, a lessor purchases land, reimburses the Company for the facility's construction and equipment costs, and leases the completed facility to the Company for three years. The Company guarantees all lease payments and a substantial residual value for the facility when the lease term ends. The lease agreement includes a purchase option for the Company at the original cost of the leased facility. The Company will account for these leases as operating leases. The Company anticipates that it will occupy these new facilities and begin making lease payments for them in the third quarter of 1999.

         As of March 31, 1999, the Company had cash of approximately $343,000. The Company believes this current cash balance, combined with its cash flow from operating activities and funds available under its credit facility, will be sufficient to fund its growth and anticipated capital requirements for the next twelve months. The Company expects to fund additional capital expenditures from a combination of internal cash flow, its credit facility, and other capital sources.

YEAR 2000 COMPLIANCE

         The Company has developed and is implementing a comprehensive program to address year 2000 issues for its information technology and non-information technology systems. The program consists of identification, compliance, and post-implementation phases, and considers the effects of the year 2000 on the Company's internal systems, customers, products, and services, as well as its effects on suppliers and other critical business partners.

         The Company is replacing its financial and operational systems with enterprise-wide software that is year 2000 compliant. The Company will incur staff, consulting, and other expenses to prepare its computer systems and applications for this implementation. The Company does not expect year 2000 related expense will materially impact its financial position. The Company had spent $1.5 million for this software implementation project through March 31, 1999, and estimates that it will spend an additional $300,000 for this project by its estimated completion time of the third quarter end.

         The Company has also distributed questionnaires and scheduled follow-up meetings with critical suppliers and other business partners to determine the extent that year 2000 issues affecting these third parties might affect the Company. The Company cannot be assured that these parties will achieve timely year 2000 compliance, and their failure to achieve timely compliance could have a material adverse affect on the Company.

         The Company cannot at this time quantify the potential adverse effects of year 2000 non-compliance, or plan for worst case scenarios. As it completes its year 2000 project during the third quarter of 1999, the Company will develop contingency plans and implement them if necessary. There can be no assurances that these contingency plans will address the Company's risk of year 2000 non-compliance, and significant interruption in its business due to year 2000 non-compliance could materially adversely affect the Company.

CERTAIN CONSIDERATIONS

         This report, other documents that are publicly disseminated by the Company, and oral statements that are made on behalf of the Company contain or might contain both statements of historical fact and forward-looking statements. Examples of forward-looking statements include: (a) projections of revenue, earnings, capital structure, and other financial items, (b) statements of the plans and objectives of the Company and its management, (c) statements of future economic performance, and (d) assumptions underlying statements regarding the Company or its business. The cautionary statements set forth below discuss important factors that could cause actual results to differ materially from any forward-looking statements.

         SALES PROCESS AND MARKET ACCEPTANCE OF PRODUCTS AND SERVICES. The Company's future performance depends on its ability to increase revenues to new and existing customers. The Company's sales process for new customers is typically between six and twelve months in duration from initial contact to purchase commitment. The extended sales process is typically due to the complicated approval process within hospitals for purchases from new suppliers, the long duration of existing supply contracts, and implementation delays pending termination of a hospital's previous supply relationships. The long sales process inhibits the ability of the Company to quickly increase revenues from new and existing customers or enter new markets. The Company's future performance will also depend on market acceptance of its combination of reusable surgical products, disposable accessory packs, and direct delivery and retrieval service. The Company's market is now dominated by disposable products, and the Company's primary strategic emphasis on reusable surgical products and reprocessing services requires its customers to change their customary purchasing patterns. There is no assurance that a significant portion of the market will shift from disposable products to the Company's reusable surgical products and reprocessing services. The Company's inability to gain wider market acceptance of its reusable products and reprocessing services would have a material adverse effect on the Company's operating and expansion plans.

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

         DEPENDENCE ON A SIGNIFICANT CUSTOMER AND MARKET CONSOLIDATION. During the first quarter of 1999, Columbia/HCA Healthcare Corporation ("Columbia") hospitals, with which the Company currently does business, accounted for approximately 11% of the Company's revenues, compared to 15% in the first quarter of 1998. Although each Columbia hospital currently makes its purchasing decisions on an individual basis, and no single hospital accounted for more than 3% of the Company's revenues, the Company believes the executive management of Columbia has the ability to influence the selection of particular vendors. The loss of a substantial portion of the Columbia hospitals' business would have a material adverse effect on the Company. Additionally, hospitals are increasingly buying products and services in groups to improve efficiency and lower costs. Although the Company is increasingly targeting these groups for its sales efforts, a change of its customers' purchasing patterns could have a material adverse effect on the Company.

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

         INCREASED REPLACEMENT AND AMORTIZATION COSTS. The Company acquired its equipment and surgical products at a cost substantially below both their original cost and current replacement cost, which has resulted in lower depreciation, amortization, and shrinkage expense for those assets since the Amsco Sterile Acquisition, as compared to the expenses incurred by Amsco Sterile. Since the Amsco Sterile Acquisition, the Company has purchased equipment and surgical products at current replacement cost, resulting in increased depreciation, amortization, and shrinkage expense. The Company amortizes its reusable surgical products on a per use basis. If the products' actual number of uses proves to be shorter than the Company's current estimates, the Company's annual product amortization expense would increase, which would adversely affect its profitability. The amount of shrinkage (loss and scrap of reusable surgical products) experienced by the Company is influenced by a variety of factors including the customers' surgical product rotation and operating room control procedures, the Company's internal tracking of reusable surgical products through bar coding and the Company's increased use of standardized surgical packs.

         RECENT ACQUISITIONS AND IMPLEMENTATION OF ACQUISITION STRATEGY. The Company acquired RePak Surgical Enterprises, Inc., a surgical products reprocessing company located in the Cincinnati, Ohio area, on August 31, 1998, and NPAC, the reusable surgical product business of the textile rental segment of National Service Industries, Inc., on February 26, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview". The Company might make other acquisitions in the future. Acquisitions involve risks to the Company, including (a) diversion of management's attention to identifying and negotiating the acquisitions and integrating the acquired businesses; (b) costs incurred in integrating the acquired company's financial, operating, and other systems; (c) unforeseen liabilities or operating difficulties of the acquired businesses; (d) the adverse earnings impact of amortizing goodwill and other acquired intangible assets; and (e) the potentially dilutive effect on per share earnings of any new issuance of equity securities to the seller.

         NEW FACILITIES. The Company is constructing two new reprocessing facilities in Stockton, California and Chattanooga, Tennessee. These new facilities will serve a portion of the customers currently serviced by Long Beach, California and Raleigh, North Carolina, which should increase available capacity in those facilities. The Company might in the future construct other new facilities. This expansion program involves risks that could materially adversely affect the Company, including (a) diversion of management's attention;

(b) unforeseen costs or delays in construction; (c) customers lost in their transition to new facilities; (d) unanticipated (although non-recurring) start-up expenses; and (e) unforeseen operating difficulties of the facilities.

         GOVERNMENT REGULATION. Significant aspects of the Company's businesses are subject to state and federal statutes and regulations governing, among other things, medical waste-disposal and workplace health and safety. In addition, most of the products furnished or sold by the Company are subject to regulation as medical devices by the U.S. Food and Drug Administration (FDA), as well as by other federal and state agencies. The FDA has the power to enjoin future violations, seize adulterated or misbranded devices, and require the manufacturer to remove them from the market. The Company's facilities have been subject to regular inspections by FDA officials and the Company has received warning letters regarding its compliance with the FDA's Current Good Manufacturing Practices. The Company has either adequately addressed these concerns or is actively working with the FDA to resolve these issues. There can be no assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws that could materially adversely affect the Company's business, results of operations, or financial conditions.

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

         None.


Item 6.  Exhibits and Reports on Form 8-K

                              EXHIBITS

               27 - Financial Data Schedule (for SEC use only).


                          REPORTS ON FORM 8-K

               On April 5, 1999, the Company filed a current report on Form 8-K to report a change in its certifying accountants.

                               SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   STERILE RECOVERIES, INC.


Date: May 13, 1999                 By:  /s/ James T. Boosales
                                      -----------------------------------------
                                            James T. Boosales
                                            Executive Vice President and
                                            Chief Financial Officer