Form 10-Q
period 1999-06-30
STERILE RECOVERIES INC
filed 1999-08-13
CIK 1014041

===============================================================================



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q


         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended JUNE 30, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to __________

                       Commission File Number: 000-20997


                            STERILE RECOVERIES, INC.
                            ------------------------
             (Exact name of Registrant as specified in its Charter)


         FLORIDA                                                59-3252632
         -------                                                ----------
(State of incorporation)                                    (I. R. S. Employer
                                                            Identification No.)


                     28100 U.S. HIGHWAY 19 NORTH, SUITE 201
                           CLEARWATER, FLORIDA 33761
                    ----------------------------------------
                    (Address of Principal Executive Offices)


                                 (727) 726-4421
                                 --------------
                        (Registrant's Telephone Number)


         Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of outstanding shares of each class of Registrant's Common Stock as of August 4, 1999:

                   Common Stock, par value $.001 - 5,676,794

                                     INDEX



                                                                                       PAGE
                                                                                       ----
PART I             FINANCIAL INFORMATION

       Item 1      Condensed Consolidated Financial Statements

                   Condensed Consolidated Statements of
                   Earnings for the three months and six
                   months ended June 30, 1999 (unaudited) and
                   the three months and six months ended June
                   30, 1998 (unaudited)...............................................   1

                   Condensed Consolidated Balance Sheets as of
                   June 30, 1999 (unaudited) and December 31, 1998....................   2

                   Condensed Consolidated Statements of Cash
                   Flows for the six months ended June 30,
                   1999 and June 30, 1998 (unaudited).................................   3

                   Notes to Condensed Consolidated Financial
                   Statements (unaudited).............................................   4


       Item 2      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations................................   7


PART II            OTHER INFORMATION

       Item 1      Legal Proceedings..................................................  14

       Item 2      Changes in Securities..............................................  14

       Item 3      Defaults Upon Senior Securities....................................  14

       Item 4      Submission of Matters to a Vote of Security Holders................  14

       Item 5      Other Information..................................................  14

       Item 6      Exhibits and Reports on Form 8-K...................................  14


SIGNATURE.............................................................................  15

                         PART I - FINANCIAL INFORMATION


Item 1. Condensed Consolidated Financial Statements

                            STERILE RECOVERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)
                                  (unaudited)

                                                Three Months Ended              Six Months Ended
                                                     June 30,                       June 30,
                                              1999            1998            1999           1998
                                             -------        --------         -------        --------
Revenues                                     $17,170        $ 12,283         $34,228        $ 24,015
Cost of revenues                              11,396           8,134          22,894          15,868
                                             -------        --------         -------        --------
     Gross profit                              5,774           4,149          11,334           8,147

Distribution expenses                          1,292             859           2,558           1,746
Selling and administrative expenses            2,349           1,768           4,616           3,465
                                             -------        --------         -------        --------
     Income from operations                    2,133           1,522           4,160           2,936

Interest expense (income), net                    78              (5)            143             (12)
                                             -------        --------         -------        --------
     Income before income tax expense          2,055           1,527           4,017           2,948

Income tax expense                               795             595           1,551           1,150
                                             -------        --------         -------        --------
     Net income                              $ 1,260        $    932         $ 2,466        $  1,798
                                             =======        ========         =======        ========

Dividends on preferred stock                      51              --             106              --
                                             -------        --------         -------        --------
Net income available for common
  shareholders                               $ 1,209        $    932         $ 2,360        $  1,798
                                             =======        ========         =======        ========

Net income per common share - basic          $  0.21        $   0.16         $  0.42        $   0.32
                                             =======        ========         =======        ========

Net income per common share - diluted        $  0.20        $   0.16         $  0.39        $   0.31
                                             =======        ========         =======        ========

Weighted average common shares
outstanding - basic                            5,677           5,660           5,676           5,660
                                             =======        ========         =======        ========

Weighted average common shares
outstanding - diluted                          6,335           5,902           6,337           5,879
                                             =======        ========         =======        ========


The accompanying notes are an integral part of these financial statements

                            STERILE RECOVERIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                        June 30,           Dec. 31,
                                                          1999               1998
                                                      -----------          -------
                                                      (unaudited)
                   ASSETS

Cash                                                     $    81            $   172
Accounts receivable, net                                   8,733              7,580
Reimbursable construction costs                            3,042                331
Inventories                                                2,572              2,324
Prepaid expenses and other assets                            752              1,339
Reusable surgical products, net                           14,971             14,705
Property, plant and equipment, net                        12,884             12,042
Goodwill, net                                              5,679              5,127
                                                         -------            -------
         Total assets                                    $48,714            $43,620
                                                         =======            =======



    LIABILITIES AND SHAREHOLDERS' EQUITY

Note payable to bank                                     $ 5,350            $ 3,698
Accounts payable                                           3,279              2,898
Employee related accrued expenses                          1,382                974
Other accrued expenses                                       986                786
Deferred tax liability                                       142                142
                                                         -------            -------
         Total liabilities                                11,139              8,498

Shareholders' equity
 Preferred stock                                               1                  1
 Common stock                                                  6                  6
Additional paid-in capital                                27,414             27,321
Retained earnings                                         10,154              7,794
                                                         -------            -------
   Total shareholders' equity                             37,575             35,122
                                                         -------            -------
   Total liabilities and shareholders' equity            $48,714            $43,620
                                                         =======            =======

The accompanying notes are an integral part of these financial statements

                           STERILE RECOVERIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                                                     Six Months Ended
                                                                               June 30,            June 30,
                                                                                 1999               1998
                                                                               -------             -------
Cash flows from operating activities
  Net income                                                                   $ 2,466             $ 1,798
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                                  767                 415
    Amortization of reusable surgical products                                   1,965               1,364
    Provision for reusable surgical products shrinkage                             944                 584
    Change in assets and liabilities (net of business combination):
      Accounts receivable                                                       (1,004)               (270)
      Inventories                                                                 (248)                 25
      Prepaid expenses and other assets                                            587                 651
      Accounts payable                                                             420                 172
      Other accrued expenses                                                       636                 (41)
                                                                               -------             -------
        Net cash provided by operating activities                                6,533               4,698
                                                                               -------             -------

Cash flows from investing activities
  Purchases of property, plant and equipment                                    (1,690)             (1,225)
  Purchases of reusable surgical products                                       (3,172)             (3,802)
  Reimbursable construction costs                                               (2,712)                 --
  Payment for acquisition of business, net of cash
        acquired                                                                  (641)                 --
                                                                               -------             -------
        Net cash used in investing activities                                   (8,215)             (5,027)
                                                                               -------             -------

Cash flows from financing activities
   Net change in note payable to bank                                            1,651                  --
   Net proceeds from issuance of common stock                                       93                   9
   Dividends paid                                                                 (153)                 --
                                                                               -------             -------
        Net cash provided by financing activities                                1,591                   9
                                                                               -------             -------

   Decrease in cash                                                                (91)               (320)
   Cash and cash equivalents at beginning of period                                172                 380
                                                                               -------             -------
   Cash and cash equivalents at end of period                                  $    81             $    60
                                                                               =======             =======

Supplemental cash flow information
   Cash paid for interest                                                      $   134             $    19
                                                                               =======             =======
   Cash paid for income taxes                                                  $ 1,304             $ 1,151
                                                                               =======             =======



The accompanying notes are an integral part of these financial statements

                            STERILE RECOVERIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Sterile Recoveries, Inc. (the "Company") have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting principles for interim financial statements and include those accounting policies disclosed in the Company's Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 1999. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K.

         The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. There are 27 weeks and 26 weeks included for the six month periods ended June 30, 1999 and June 30, 1998, respectively.


2.       ACQUISITIONS

         On August 31, 1998, the Company acquired all the stock of RePak Surgical Enterprises, Inc. ("RePak"), a wholly owned subsidiary of Standard Textile Co., Inc.("Standard Textile"), in exchange for 566,667 shares of its convertible Series A Preferred Stock. The Company also purchased the RePak facility's real estate for $1.5 million cash from Standard Textile's affiliates. The Company has accounted for the acquisition as a purchase and RePak's operating results are included in the Company's operating results since the date of acquisition.

         The following unaudited pro forma information combines the Company's results of operations with RePak's results of operations as if the acquisition had occurred at the beginning of the respective period.


                                           Three Months Ended   Six Months Ended
                                              June 30,1998        June 30, 1998
                                               ----------            --------
                                                        (In thousands,
                                                    except per share data)
                                                         (unaudited)

Revenues                                        $  14,557            $28,396
                                                =========            =======
Net income                                      $   1,122            $ 2,108
                                                =========            =======
Net income available for common
      shareholders                              $   1,071            $ 2,002
                                                =========            =======
Net income per common share, basic              $    0.19            $  0.36
                                                =========            =======
Net income per common share, diluted            $    0.17            $  0.33
                                                =========            =======

         This pro forma financial information does not necessarily reflect the Company's actual operating results if the transaction had been effective during the periods shown and does not necessarily reflect future results.

         On February 26, 1999, the Company acquired NPAC, the reusable surgical product business of the textile rental segment of National Service Industries, Inc. The Company purchased the NPAC customer relationships and certain other assets of the business exclusive of property, plant and equipment for cash consideration of approximately $641,000, of which $483,000 has been allocated to goodwill. Goodwill is amortized over 30 years. The Company has accounted for the acquisition as a purchase and NPAC's operating results are included in the Company's operating results since the date of acquisition. Pro forma results are not material and therefore are not presented.

3.       LINE OF CREDIT

         The Company had approximately $5.4 million outstanding at June 30, 1999 under its $15.0 million revolving credit facility with First Union National Bank. This credit facility is secured by substantially all of the Company's assets and has a maturity date of February 28, 2002. The credit facility's interest rate varies between 100 and 150 basis points over LIBOR (5.24% as of June 30, 1999), depending on the Company's leverage. The credit facility requires the Company to maintain (a) consolidated net worth of $34.9 million plus 75% of cumulative consolidated net income for each fiscal quarter occurring after February 24, 1999; (b) a consolidated leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charge coverage ratio of not less than
2.8 to 1.0. The credit facility restricts the Company's payment of dividends, acquisition transactions, additional indebtedness, and encumbering of assets.

4.       COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES

         As of February 1, 1999, the Company secured a $10.0 million lease financing agreement to provide financing for land, building and equipment for new processing facilities. The lease financing margins are substantially the same as under the Company's revolving line of credit. Under the agreement, the lessor purchases land, reimburses the Company for the facility's construction and equipment costs, and leases the completed facility to the Company for three years. The Company guarantees all lease payments and a substantial residual value for the facility when the lease term ends. Each lease agreement includes a purchase option for the Company at the original cost of the leased facility. The Company will account for these leases as operating leases. Construction of two facilities that will be financed under this agreement started in the first quarter of 1999 at a projected cost of approximately $5.0 million for each facility. The Company anticipates that it will occupy these facilities and begin making lease payments for them in the third quarter of 1999. The Company had outstanding construction costs, reimbursable by the lessor, of $3.0 million as of June 30, 1999. The lease payment and purchase option amounts will be ascertained in the third quarter of 1999, after completion of construction.

5.       WEIGHTED AVERAGE COMMON SHARES

         Historical net income per common share is computed by dividing historical net income by the basic and diluted weighted average number of shares of common stock outstanding. For diluted weighted average shares outstanding, the Company used the treasury stock method to calculate the Common Stock equivalents that the stock options would represent.

         The following table sets forth the computation of historical basic and diluted earnings per share:


                                                                 Three Months                          Six Months
                                                                Ended June 30,                       Ended June 30,
                                                           1999               1998              1999                1998
                                                         -------             ------            -------             ------
                                                                               (In thousands, except
                                                                                   per share data)
                                                                                     (Unaudited)
BASIC

      Numerator:
           Net income                                    $ 1,260             $  932            $ 2,466             $1,798
           Less effect of dividends of
               preferred stock                               (51)                --               (106)                --
                                                         -------             ------            -------             ------
           Net income available to
               common shareholders                       $ 1,209             $  932            $ 2,360             $1,798
                                                         =======             ======            =======             ======

      Denominator:
           Weighted average shares
               outstanding                                 5,677              5,660              5,676              5,660
                                                         =======             ======            =======             ======
      Net income per common share
               - basic                                   $  0.21             $ 0.16            $  0.42             $ 0.32
                                                         =======             ======            =======             ======

DILUTED

      Numerator:
           Net income                                    $ 1,260             $  932            $ 2,466             $1,798
                                                         =======             ======            =======             ======

      Denominator:
           Weighted average shares
               outstanding                                 5,677              5,660              5,676              5,660


           Effect of dilutive securities:
           Employee stock options                             91                242                 94                219
           Convertible preferred stock                       567                 --                567                 --
                                                         -------             ------            -------             ------
                                                           6,335              5,902              6,337              5,879
                                                         =======             ======            =======             ======

      Net income per common share
           - diluted                                     $  0.20             $ 0.16            $  0.39             $ 0.31
                                                         =======             ======            =======             ======


         Options to purchase 506,000 and 2,000 shares of common stock for the three month periods ended June 30, 1999 and June 30, 1998, respectively, and options to purchase 506,000 and 255,000 shares of common stock for the six month periods ended June 30, 1999 and June 30, 1998, respectively, were not included for all or a portion of the computation of diluted net income per common share because the options' exercise prices were greater than the average market price of the common shares on June 30, 1999, and therefore their exercise would have an anti-dilutive effect.

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

         The Company purchased RePak Surgical Enterprises, Inc. on August 31, 1998 and the NPAC division of National Service Industries on February 26, 1999. RePak's and NPAC's results of operations are included in the Company's results of operations since the date of acquisition.

RESULTS OF EARNINGS

         The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in the statement of earnings of the Company.


                                                              Three Months Ended                    Six Months Ended
                                                                   June 30,                             June 30,
                                                           1999               1998               1999               1998
                                                           -----              -----              -----              -----
                                                                               (In thousands, except
                                                                                   per share data)
                                                                                     (Unaudited)

Revenues                                                   100.0%             100.0%             100.0%             100.0%
Cost of revenues                                            66.4               66.2               66.9               66.1
                                                           -----              -----              -----              -----
   Gross profit                                             33.6               33.8               33.1               33.9
Distribution expenses                                        7.5                7.0                7.4                7.3
Selling and administrative expenses                         13.7               14.4               13.5               14.4
                                                           -----              -----              -----              -----
   Income from operations                                   12.4               12.4               12.2               12.2
Interest expense (income),net                                 .4                  0                 .5               (0.1)
                                                           -----              -----              -----              -----
   Income before income taxes                               12.0               12.4               11.7               12.3
Income tax expense                                           4.7                4.8                4.5                4.8
                                                           -----              -----              -----              -----
Net income                                                   7.3%               7.6%               7.2%               7.5%
                                                           =====              =====              =====              =====




GORE(R) Surgical Barrier Fabric is a registered trademark of W.L. Gore & Associates, Inc.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         REVENUES. The Company's revenues increased $4.9 million, or 39.8%, to $17.2 million in the three months ended June 30, 1999, from $12.3 million in the three months ended June 30, 1998. In the six months ended June 30, 1999, the Company's revenues increased $10.2 million, or 42.5%, to $34.2 million, from $24.0 million in the six months ended June 30, 1998. The revenue increases were attributable in roughly equal amounts to new customers, increased revenues from current customers, and added revenues from the RePak and NPAC acquisitions.

         GROSS PROFIT. Gross profit increased $1.6 million, or 39.2%, to $5.8 million in the three months ended June 30, 1999 from $4.1 million in the three months ended June 30, 1998; and $3.2 million, or 39.1%, to $11.3 million in the six months ended June 30, 1999, from $8.1 million in the six months ended June 30, 1998. The Company continues to benefit from labor efficiencies in the pack room. These benefits were partially offset by higher amortization and shrinkage expense of reusable surgical products. Gross profit as a percentage of revenues decreased by 0.2% to 33.6% in the three months ended June 30, 1999, from 33.8% in the three months ended June 30, 1998; and decreased 0.8% to 33.1% in the six months ended June 30, 1999, from 33.9% in the six months ended June 30, 1998, because of higher amortization and shrinkage expense.

         DISTRIBUTION EXPENSES. Distribution expenses increased $433,000, or 50.4%, to $1.3 million in the three months ended June 30, 1999, from $859,000 in the three months ended June 30, 1998; and $812,000, or 46.5%, to $2.6 million in the six months ended June 30, 1999, from $1.7 million in the six months ended June 30, 1998. Distribution expenses as a percentage of revenues increased by 0.5% to 7.5% in the three months ended June 30, 1999 from 7.0% in the three months ended June 30, 1998; and increased 0.1% to 7.4% in the six months ended June 30, 1999, from 7.3% in the six months ended June 30, 1998. Distribution expense increased due to the addition of new truck routes to new customers as the Company continues to expand its geographic reach.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $581,000, or 32.9%, to $2.3 million in the three months ended June 30, 1999, from $1.8 million in the three months ended June 30, 1998; and increased $1.2 million, or 33.2%, to $4.6 million in the six months ended June 30, 1999, from $3.5 million in the six months ended June 30, 1998. As a percentage of revenues, selling and administrative expenses decreased 0.7% to 13.7% in the three months ended June 30, 1999 from 14.4% in the three months ended June 30, 1998; and decreased 0.9% to 13.5% in the six months ended June 30, 1999, from 14.4% in the six months ended June 30, 1998. The decline in selling and administrative expenses as a percentage of revenues resulted primarily from leverage due to increases in revenues.

         INCOME FROM OPERATIONS. Income from operations increased $611,000, or 40.1%, to $2.1 million in the three months ended June 30, 1999, from $1.5 million in the three months ended June 30, 1998; and increased $1.2 million, or 41.7%, to $4.2 million in the six months ended June 30, 1999, from $2.9 million in the six months ended June 30, 1998. Income from operations as a percentage of revenues remained the same at 12.4% and 12.2% for the three and six month periods ended June 30, 1999 compared to the three and six month periods ended June 30, 1998, respectively.

         INTEREST EXPENSE (INCOME), NET. Interest income changed from $5,000 in the three months ended June 30, 1998, to interest expense of $78,000 in the three months ended June 30, 1999, and from interest income of $12,000 in the six months ended June 30, 1998 to interest expense of $143,000 in the six months ended June 30, 1999, due to higher borrowings under the Company's revolving credit facility.

         INCOME TAX EXPENSE. Income tax expense increased $200,000 to $795,000 in the three months ended June 30, 1999, compared to $595,000 in the three months ended June 30, 1998; and increased $401,000 to $1.6 million in the six months ended June 30, 1999, compared to $1.2 million in the six months ended June 30, 1998. The Company's effective tax rate is 39.0%.

         NET INCOME PER SHARE. The Company's net income per share is $0.21 on a basic per share basis and $0.20 on a diluted per share basis for the three months ended June 30, 1999, compared with $0.16 basic and diluted per share net income for the three months ended June 30, 1998; and net income per share of $0.42 on a basic per share basis and $0.39 on a diluted per share basis for the six months ended June 30, 1999, compared with a net income per share of $0.32 on a basic per share basis and $0.31 on a diluted per share basis for the six months ended June 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's positive cash flow from operating activities was $6.5 million during the six months ended June 30, 1999, compared to $4.7 million during the six months ended June 30, 1998. The increase in cash flows from operating activities resulted primarily from increased net income before amortization, shrinkage, and depreciation expense, partially offset by an increase in accounts receivable. The Company's positive cash flow from operating activities exceeded its purchases of reusable surgical products during the six months ended June 30, 1999.

         The Company used approximately $3.2 million more net cash in investing activities in the six months ended June 30, 1999 than in the six months ended June 30, 1998. The Company has made capital expenditures in the six months ended June 30, 1999 for equipment and computers of $1.7 million and for reusable surgical products of $3.2 million compared to $1.2 million for equipment and $3.8 million for reusable surgical products during the six months ended June 30, 1998. These expenditures were funded primarily by cash provided by operating activities and the balance from borrowings under the Company's revolving credit facility.

         The Company continues to invest in more reusable surgical products, primarily to support anticipated increases in business. The Company's business is capital intensive and will require substantial capital expenditures for additional surgical products and equipment during the next several years to achieve its operating and expansion plans. To adequately service a new customer, the Company estimates that it makes an investment in new reusable surgical products and carts equal to approximately 45% of the projected first year revenue from the customer. The Company estimates capital expenditures for new carts and reusable surgical products will be approximately $1.0 million per month for the next 12 months, although the amount will fluctuate with the growth of its business. The Company also expects to make additional expenditures of approximately $4.0 million during the last two quarters of 1999 and the first quarter of 2000 for equipment upgrades and maintenance to increase the aggregate capacity of its facilities, including approximately $3.0 million to expand and equip its Cincinnati, Ohio facility. The Company spent $700,000 in the six months ended

June 30, 1999 for new technology software and related hardware and expects to spend $200,000 more during the balance of 1999, which the Company expects will substantially complete its current upgrade of its management information systems. See "Year 2000 Compliance" below. The Company expects to fund these expenditures primarily from cash provided by operating activities and borrowings under its revolving credit facility.

         The Company had approximately $5.4 million outstanding at June 30, 1999 under its $15.0 million revolving credit facility with First Union National Bank. This credit facility is secured by substantially all of the Company's assets and has a maturity date of February 28, 2002. The credit facility's interest rate varies between 100 and 150 basis points over LIBOR (5.24% as of June 30, 1999), depending on the Company's leverage. The credit facility requires the Company to maintain (a) consolidated net worth of $34.9 million plus 75% of cumulative consolidated net income for each fiscal quarter occurring after February 24, 1999; (b) a consolidated leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charge coverage ratio of not less than
2.8 to 1.0. The credit facility restricts the Company's payment of dividends, acquisition transactions, additional indebtedness, and encumbering of assets.

         As of February 1, 1999, the Company secured a $10.0 million lease financing arrangement to finance land, building, and equipment for its two new reprocessing facilities in Stockton, California and Chattanooga, Tennessee, each estimated to cost approximately $5.0 million. The lease financing margins are substantially the same as under the Company's credit facility. Under the arrangement, a lessor purchases land, reimburses the Company for the facility's construction and equipment costs, and leases the completed facility to the Company for three years. The Company guarantees all lease payments and a substantial residual value for the facility when the lease term ends. The lease agreement includes a purchase option for the Company at the original cost of the leased facility. The Company will account for these leases as operating leases. The Company anticipates that it will occupy these new facilities and begin making lease payments for them in the third quarter of 1999. The lease payment and purchase option amounts will be ascertained in the third quarter of 1999, after completion of construction.

         As of June 30, 1999, the Company had cash of approximately $81,000. The Company believes this current cash balance, combined with its cash flows from operating activities and funds available under its credit facility, will be sufficient to fund its growth and anticipated capital requirements for the next twelve months. The Company expects to fund additional capital expenditures from a combination of internal cash flows, its credit facility, and other capital sources.

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

         The Company is in the process of replacing its financial and operational systems with enterprise-wide software that is year 2000 compliant. The Company has and will continue to incur staff, consulting, and other expenses to prepare its computer systems and applications for this implementation, which the Company expects will not materially adversely affect its financial position. The Company had spent $1.9 million for this software implementation project through June 30,

1999, and estimates that it will spend an additional $200,000 for this project by its estimated completion time of the end of October 1999.

         The Company has also distributed questionnaires and scheduled follow-up meetings with critical suppliers and other business partners to determine the extent that year 2000 issues affecting these third parties might affect the Company. These parties' timely year 2000 compliance is beyond the Company's control, and their failure to achieve timely compliance could have a material adverse affect on the Company.

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

         DEPENDENCE ON SIGNIFICANT CUSTOMERS AND MARKET CONSOLIDATION. During the second quarter of 1999, Columbia/HCA Healthcare Corporation ("Columbia") and Premier, Inc. ("Premier") hospitals, with which the Company currently does business, accounted for approximately 13% and 20% of the Company's revenues respectively, compared to 15.4% and 22.0% respectively in the second quarter of 1998. Although each Columbia and Premier hospital currently makes its purchasing decisions on an individual basis, and no single hospital accounted for more than 3% of the Company's revenues, the Company believes the executive managements of Columbia and Premier have the ability to influence the selection of particular vendors. The loss of a substantial portion of the Columbia or Premier hospitals' business would have a material adverse effect on the Company. Additionally, hospitals are increasingly buying products and services in groups to improve efficiency and lower costs. Although the Company is increasingly targeting these groups for its sales efforts, a change of its customers' purchasing patterns could have a material adverse effect on the Company.

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

         INCREASED REPLACEMENT AND AMORTIZATION COSTS. The Company acquired its equipment and surgical products at a cost substantially below both their original cost and current replacement cost, which has resulted in lower depreciation, amortization, and shrinkage expense for those assets since the Acquisition, as compared to the expenses incurred by Amsco Sterile. Since the Acquisition, the Company has purchased equipment and surgical products at current replacement cost, resulting in increased depreciation, amortization, and shrinkage expense. SRI amortizes its reusable surgical products on a per use basis. If the products' actual number of uses proves to be shorter than SRI's current estimates, the Company's annual product amortization expense would increase, which would adversely affect its profitability. The amount of shrinkage (loss and scrap of reusable surgical products) experienced by the Company is influenced by a variety of factors including the customers' surgical product rotation and operating room control procedures, the Company's internal tracking of reusable surgical products through bar coding and the Company's increased use of standardized surgical packs.

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

         None.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         At the annual meeting of the Company's shareholders on May 19, 1999, the shareholders voted on a proposal to elect Richard T. Isel and James M. Emanuel as directors of the Company to serve until the 2002 annual meeting. The holders of the Company's Common Stock and Series A Preferred Stock vote together as a class in the election of directors. The following sets forth the votes in this election:


                                            Votes For
                                                        Series A         Votes Against
           Director                  Common             Preferred         or Withheld
           --------                  ------             ---------        -------------
        Richard T. Isel             5,149,559            566,667            25,200
        James M. Emanuel            5,169,559            566,667             5,200


         Bertram T. Martin, Jr., James T. Boosales, Wayne R. Peterson, Lee R. Kemberling, and Gary Heiman continue to serve as directors. The shareholders also approved the appointment of Ernst & Young LLP as the Company's independent certified public accountants.


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

                              EXHIBITS
               27- Financial Data Schedule (for SEC use only).

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

                                       STERILE RECOVERIES, INC.


Date: August 12, 1999                  By: /s/ James T. Boosales
                                          ------------------------------------
                                               James T. Boosales
                                               Executive Vice President and
                                               Chief Financial Officer