Form 10-Q
period 1999-09-30
STERILE RECOVERIES INC
filed 1999-11-12
CIK 1014041

===============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q


(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended SEPTEMBER 30, 1999

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

         Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of outstanding shares of each class of Registrant's Common Stock as of November 1, 1999:

                   Common Stock, par value $.001 - 5,676,794


===============================================================================

                                     INDEX


                                                                                    PAGE
                                                                                    ----

PART I            FINANCIAL INFORMATION

         Item 1   Condensed Consolidated Financial Statements

                  Condensed Consolidated Statements of Earnings for the three months and nine months ended September 30, 1999 (unaudited)
                  and the three months and nine months ended September 30, 1998
                  (unaudited).......................................................  1

                  Condensed Consolidated Balance Sheets as of September 30, 1999
                  (unaudited) and December 31, 1998.................................  2

                  Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and September 30, 1998
                  (unaudited).......................................................  3

                  Notes to Condensed Consolidated Financial Statements
                  (unaudited).......................................................  4


         Item 2   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...............................  8


PART II           OTHER INFORMATION

         Item 1   Legal Proceedings................................................. 16

         Item 2   Changes in Securities............................................. 16

         Item 3   Defaults Upon Senior Securities................................... 16

         Item 4   Submission of Matters to a Vote of Security Holders............... 16

         Item 5   Other Information................................................. 16

         Item 6   Exhibits and Reports on Form 8-K.................................. 16

SIGNATURE........................................................................... 17


                         PART I - FINANCIAL INFORMATION


Item 1.  Condensed Consolidated Financial Statements

                            STERILE RECOVERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)
                                  (unaudited)

                                             Three Months Ended          Nine Months Ended
                                               September 30,               September 30,
                                             1999        1998           1999        1998
                                             ----        ----           ----        ----

Revenues                                   $17,152      $13,021      $51,380      $37,036
Cost of revenues                            11,748        8,983       34,642       24,851
                                           -------      -------      -------      -------
     Gross profit                            5,404        4,038       16,738       12,185

Distribution expenses                        1,242          940        3,800        2,687
Selling and administrative expenses          2,474        1,728        7,090        5,192
                                           -------      -------      -------      -------
     Income from operations                  1,688        1,370        5,848        4,306

Interest expense, net                           67           20          210            8
                                           -------      -------      -------      -------
     Income before income tax expense        1,621        1,350        5,638        4,298

Income tax expense                             632          531        2,183        1,681
                                           =======      =======      =======      =======
     Net income                            $   989      $   819      $ 3,455      $ 2,617

Dividends on preferred stock                    51           16          157           16
                                           -------      -------      -------      -------
Net income available for common
  shareholders                                $938         $803       $3,298       $2,601
                                           =======      =======      =======      =======
Net income per common share - basic        $  0.17      $  0.14      $  0.58      $  0.46
                                           =======      =======      =======      =======
Net income per common share - diluted      $  0.16      $  0.14      $  0.55      $  0.44
                                           =======      =======      =======      =======
Weighted average common shares
outstanding - basic                          5,677        5,663        5,676        5,661
                                           =======      =======      =======      =======
Weighted average common shares
outstanding - diluted                        6,330        5,994        6,335        5,916
                                           =======      =======      =======      =======



The accompanying notes are an integral part of these financial statements.

                            STERILE RECOVERIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                  Sept. 30,     Dec. 31,
                                                    1999          1998
                                                  ---------     --------
                                                 (unaudited)

              ASSETS

Cash                                               $    34      $   172
Accounts receivable, net                             9,148        7,580
Reimbursable construction costs                        506          331
Inventories                                          2,791        2,324
Prepaid expenses and other assets                      999        1,339
Reusable surgical products, net                     16,648       14,705
Property, plant and equipment, net                  14,380       12,042
Goodwill, net                                        5,593        5,127
                                                   -------      -------
         Total assets                              $50,099      $43,620
                                                   =======      =======


LIABILITIES AND SHAREHOLDERS' EQUITY

Note payable to bank                               $ 5,779      $ 3,698
Accounts payable                                     3,348        2,898
Employee related accrued expenses                    1,338          974
Other accrued expenses                                 980          786
Deferred tax liability                                 142          142
                                                   -------      -------
         Total liabilities                          11,587        8,498


Shareholders' equity
 Preferred stock                                         1            1
 Common stock                                            6            6
Additional paid-in capital                          27,413       27,321
Retained earnings                                   11,092        7,794
                                                   -------      -------
   Total shareholders' equity                       38,512       35,122
                                                   -------      -------
   Total liabilities and shareholders' equity      $50,099      $43,620
                                                   =======      =======



The accompanying notes are an integral part of these financial statements.

                            STERILE RECOVERIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)


                                                                            Nine Months Ended
                                                                         Sept. 30,      Sept. 30,
                                                                            1999           1998
                                                                         ---------      ---------
Cash flows from operating activities
  Net income                                                             $  3,455       $ 2,617
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                           1,172           691
    Amortization of reusable surgical products                              2,971         2,014
    Provision for reusable surgical products shrinkage                      1,409           921
    Change in assets and liabilities (net of business
     combination):
      Accounts receivable                                                  (1,418)         (562)
      Inventories                                                            (466)          102
      Prepaid expenses and other assets                                       340            26
      Accounts payable                                                        489         1,458
      Other accrued expenses                                                  585            (2)
                                                                         --------       -------
        Net cash provided by operating activities                           8,537         7,265
                                                                         --------       -------

Cash flows from investing activities
  Purchases of property, plant and equipment                               (3,541)       (2,639)
  Purchases of reusable surgical products                                  (6,323)       (5,411)
  Reimbursable construction costs                                            (176)           --
  Payment for acquisition of business, net of cash acquired                  (604)       (1,340)
                                                                         --------       -------
        Net cash used in investing activities                             (10,644)       (9,390)
                                                                         --------       -------

Cash flows from financing activities
   Net change in note payable to bank                                       2,080         1,734
   Net proceeds from issuance of common stock                                  93            11
   Dividends paid                                                            (204)           --
                                                                         --------       -------
        Net cash provided by financing activities                           1,969         1,745
                                                                         --------       -------

   Decrease in cash                                                          (138)         (380)
   Cash and cash equivalents at beginning of period                           172           380
                                                                         --------       -------
   Cash and cash equivalents at end of period                            $     34       $    --
                                                                         ========       =======

Supplemental cash flow information
   Cash paid for interest                                                $    203       $    30
                                                                         ========       =======
   Cash paid for income taxes                                            $  2,013       $ 1,661
                                                                         ========       =======



The accompanying notes are an integral part of these financial statements.

                            STERILE RECOVERIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Sterile Recoveries, Inc. (the "Company") have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting principles for interim financial statements and include those accounting policies disclosed in the Company's Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 1999. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K.

         The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. There are 40 weeks and 39 weeks included for the nine month periods ended September 30, 1999 and September 30, 1998, respectively.

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


                                     Three Months Ended   Nine Months Ended
                                        Sept. 30,1998      Sept. 30, 1998
                                        -------------      --------------
                                                 (In thousands,
                                             except per share data)
                                                  (unaudited)

Revenues                                  $  14,580          $42,980
                                          =========          =======
Net income                                $     893          $ 2,942
                                          =========          =======
Net income available for common
         shareholders                     $     846          $ 2,789
                                          =========          =======
Net income per common share, basic        $    0.15          $  0.49
                                          =========          =======
Net income per common share, diluted      $    0.14          $  0.47
                                          =========          =======


         This pro forma financial information does not necessarily reflect the

Company's actual operating results if the transaction had been effective during the periods shown and does not necessarily reflect future results.

         On February 26, 1999, the Company acquired NPAC, the reusable surgical product business of the textile rental segment of National Service Industries, Inc. The Company purchased the NPAC customer relationships and certain other assets of the business exclusive of property, plant and equipment for cash consideration of approximately $604,000, of which $449,000 has been allocated to goodwill. Goodwill is amortized over 30 years. The Company has accounted for the acquisition as a purchase and NPAC's operating results are included in the Company's operating results since the date of acquisition. Pro forma results are not material and therefore are not presented.

3.       LINE OF CREDIT

         The Company had approximately $5.8 million outstanding at September 30, 1999 under its $15.0 million revolving credit facility with First Union National Bank. This credit facility is secured by substantially all of the Company's assets and has a maturity date of February 28, 2002. The credit facility's interest rate varies between 100 and 150 basis points over LIBOR (6.084% as of September 30, 1999), depending on the Company's leverage. The credit facility requires the Company to maintain (a) consolidated net worth of $34.9 million plus 75% of cumulative consolidated net income for each fiscal quarter occurring after February 24, 1999; (b) a consolidated leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charge coverage ratio of not less than 2.8 to 1.0. The credit facility restricts the Company's payment of dividends, acquisition transactions, additional indebtedness, and encumbering of assets.

4.       COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES

         As of February 1, 1999, the Company secured a $10.0 million lease financing agreement to provide financing for land, building and equipment for new processing facilities. The principal amount of this facility has recently been increased by an additional $573,000. The lease financing margins are substantially the same as under the Company's revolving line of credit. Under the agreement, the lessor purchases land, reimburses the Company for the facility's construction and equipment costs, and leases the completed facility to the Company for three years. The Company guarantees all lease payments and a substantial residual value for the facility when the lease term ends. Each lease agreement includes a purchase option for the Company at the original cost of the leased facility. The Company accounts for these leases as operating leases. Construction of two facilities that were financed under this agreement were completed in the third quarter of 1999 at a cost of approximately $5.0 million for each facility. The Company had outstanding construction costs, reimbursable by the lessor, of $506,000 as of September 30, 1999. The Company incurred $26,750 and $12,513 in lease payments for its Stockton, California and Chattanooga, Tennessee facilities, respectively, in the three month period ended September 30, 1999.

5.       WEIGHTED AVERAGE COMMON SHARES

         Historical net income per common share is computed by dividing historical net income by the basic and diluted weighted average number of shares of common stock outstanding. For diluted weighted average shares outstanding, the Company used the treasury stock method to calculate the Common Stock equivalents that the stock options would represent.

         The following table sets forth the computation of historical basic and diluted earnings per share:


                                                      Three Months                Nine Months
                                                    Ended Sept. 30,             Ended Sept. 30,
                                                  1999          1998          1999          1998
                                                -------       -------       -------       -------
                                                              (In thousands, except
                                                                 per share data)
                                                                   (Unaudited)
BASIC

         Numerator:
            Net income                          $   989       $   819       $ 3,455       $ 2,617
            Less effect of dividends of
              preferred stock                       (51)          (16)         (157)          (16)
                                                -------       -------       -------       -------
            Net income available to
              common shareholders               $   938       $   803       $ 3,298       $ 2,601
                                                =======       =======       =======       =======

         Denominator:
            Weighted average shares
              outstanding                         5,677         5,663         5,676         5,661
                                                =======       =======       =======       =======
         Net income per common share
              - basic                           $  0.17       $  0.14       $  0.58       $  0.46
                                                =======       =======       =======       =======

DILUTED

         Numerator:
            Net income                          $   989       $   819       $ 3,455       $ 2,617
                                                =======       =======       =======       =======

         Denominator:
            Weighted average shares
              outstanding                         5,677         5,663         5,676         5,661
            Effect of dilutive securities:
            Employee stock options                   86           157            92           197
            Convertible preferred stock             567           174           567            58
                                                -------       -------       -------       -------
                                                  6,330         5,994         6,335         5,916
                                                =======       =======       =======       =======

         Net income per common share
            - diluted                           $  0.16       $  0.14       $  0.55       $  0.44
                                                =======       =======       =======       =======


         Options to purchase 518,000 and 363,000 shares of common stock for the three month periods ended September 30, 1999 and September 30, 1998, respectively, and options to purchase 518,000 and 260,000 shares of common stock for the nine month periods ended September 30, 1999 and September 30, 1998, respectively, were not included for all or a portion of the computation of diluted net income per common share because the options' exercise prices were greater than the average market price of the common shares on September 30, 1999, and therefore their exercise would have an anti-dilutive effect.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         The Company provides hospitals and surgery centers with a comprehensive surgical procedure-based delivery and retrieval service for reusable gowns, towels, drapes, and basins and provides other disposable products necessary for surgery. At eleven regional facilities, the Company collects, sorts, cleans, inspects, packages, sterilizes, and delivers its reusable products on a just-in-time basis. The Company offers an integrated "closed-loop" reprocessing service that uses two of the most technologically advanced reusable textiles: (i) a GORE(R) Surgical Barrier Fabric for gowns and drapes that is breathable yet liquidproof and provides a viral/bacterial barrier and (ii) an advanced microfiber polyester surgical fabric for gowns and drapes that is liquid and bacterial resistant. The Company believes that its reusable surgical products made from these fabrics provide protection and comfort that are superior to disposable alternatives.

         The Company is using its trademarked name SRI/Surgical Express to market its platform of services including delivery and retrieval of reusable gowns, drapes, towels and basins, and other disposable products necessary for surgery. The Company expects to expand its services to include reusable instrument reprocessing and additional disposable products as part of its daily service.

         The Company's two new reprocessing facilities opened in Stockton, California and Chattanooga, Tennessee in the third quarter of 1999. These new facilities now serve a portion of the customers previously served by the Long Beach, California and Raleigh, North Carolina facilities.

         The Company purchased RePak Surgical Enterprises, Inc. on August 31, 1998 and the NPAC division of National Service Industries on February 26, 1999. RePak's and NPAC's results of operations are included in the Company's results of operations since the respective dates of acquisition.






















GORE(R) Surgical Barrier Fabric is a registered trademark of W.L. Gore & Associates, Inc.

RESULTS OF EARNINGS

         The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in the statement of earnings of the Company.


                                           Three Months Ended      Nine Months Ended
                                                Sept. 30,              Sept. 30,
                                            1999        1998        1999        1998
                                           -----       -----       -----       -----

Revenues                                   100.0%      100.0%      100.0%      100.0%
Cost of revenues                            68.5        69.0        67.4        67.1
                                           -----       -----       -----       -----
   Gross profit                             31.5        31.0        32.6        32.9
Distribution expenses                        7.2         7.2         7.4         7.3
Selling and administrative expenses         14.5        13.3        13.8        14.0
                                           -----       -----       -----       -----
   Income from operations                    9.8        10.5        11.4        11.6
Interest expense, net                        0.4         0.1         0.4         0.0
                                           -----       -----       -----       -----
   Income before income taxes                9.4        10.4        11.0        11.6
Income tax expense                           3.6         4.1         4.3         4.5
                                           -----       -----       -----       -----
Net income                                   5.8%        6.3%        6.7%        7.1%
                                           =====       =====       =====       =====



THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998

         REVENUES. The Company's revenues increased $4.1 million, or 31.7%, to $17.2 million in the three months ended September 30, 1999, from $13.0 million in the three months ended September 30, 1998. In the nine months ended September 30, 1999, the Company's revenues increased $14.3 million, or 38.7%, to $51.4 million, from $37.0 million in the nine months ended September 30, 1998. The revenue increases were attributable in roughly equal amounts to new customers, increased revenues from current customers, and added revenues from the RePak and NPAC acquisitions.

         GROSS PROFIT. Gross profit increased $1.4 million, or 33.8%, to $5.4 million in the three months ended September 30, 1999 from $4.0 million in the three months ended September 30, 1998; and $4.6 million, or 37.4%, to $16.7 million in the nine months ended September 30, 1999, from $12.2 million in the nine months ended September 30, 1998. Gross profit as a percentage of revenues increased by 0.5% to 31.5% in the three months ended September 30, 1999, from 31.0% in the three months ended September 30, 1998; and decreased 0.3% to 32.6% in the nine months ended September 30, 1999, from 32.9% in the nine months ended September 30, 1998. Gross profit increases for both the three month and nine month periods ended September 30, 1999 were primarily due to increased revenues. The benefits of increased revenues were partially offset by higher amortization and shrinkage expense of reusable surgical products and by additional expenses incurred in opening a new disposable products facility, continued implementation costs of the Company's new information systems, and a lower than anticipated revenue increase for the quarter.

         DISTRIBUTION EXPENSES. Distribution expenses increased $302,000, or 32.1%, to $1.2 million in the three months ended September 30, 1999, from $940,000 in the three months ended September 30, 1998; and $1.1 million, or 41.4%, to $3.8 million in the nine months ended September 30, 1999, from $2.7 million in the nine months ended September 30, 1998. Distribution expenses as a percentage of revenues remained the same at 7.2% in the three months ended September 30, 1999 and September 30, 1998; and increased 0.1% to 7.4% in the nine months ended September 30, 1999, from 7.3% in the nine months ended September 30, 1998. Distribution expense increased because of truck routes added for new customers as the Company continues to expand its geographic reach.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $746,000, or 43.2%, to $2.5 million in the three months ended September 30, 1999, from $1.7 million in the three months ended September 30, 1998; and increased $1.9 million, or 36.6%, to $7.1 million in the nine months ended September 30, 1999, from $5.2 million in the nine months ended September 30, 1998. As a percentage of revenues, selling and administrative expenses increased 1.2% to 14.5% in the three months ended September 30, 1999 from 13.3% in the three months ended September 30, 1998; and decreased 0.2% to 13.8% in the nine months ended September 30, 1999, from 14.0% in the nine months ended September 30, 1998. The increase in selling and administrative expenses as a percentage of revenues resulted primarily from expenses incurred by the Company in adding sales representatives and implementing its new information systems.

         INCOME FROM OPERATIONS. Income from operations increased $318,000, or 23.2%, to $1.7 million in the three months ended September 30, 1999, from $1.4 million in the three months ended September 30, 1998; and increased $1.5 million, or 35.8%, to $5.8 million in the nine months ended September 30, 1999, from $4.3 million in the nine months ended September 30, 1998. Income from operations as a percentage of revenues decreased from 0.7% to 9.8% for the three months ended September 30, 1999 from 10.5% for the three months ended September 30, 1998; and decreased 0.2% to 11.4% for the nine months ended September 30, 1999 from 11.6% for the nine months ended September 30, 1998 as a result of the increased costs described above.

         INTEREST EXPENSE , NET. Interest expense increased $47,000 to $67,000 in the three months ended September 30, 1999 compared to $20,000 in the three months ended September 30, 1998, and increased $202,000 to $210,000 in the nine months ended September 30, 1999 compared to $8,000 in the nine months ended September 30, 1998, due to higher borrowings under the Company's revolving credit facility.

         INCOME TAX EXPENSE. Income tax expense increased $101,000 to $632,000 in the three months ended September 30, 1999, compared to $531,000 in the three months ended September 30, 1998; and increased $502,000 to $2.2 million in the nine months ended September 30, 1999, compared to $1.7 million in the nine months ended September 30, 1998. The Company's effective tax rate is 39.0%.

         NET INCOME PER SHARE. The Company's net income per share is $0.17 on a basic per share basis and $0.16 on a diluted per share basis for the three months ended September 30, 1999, compared with $0.14 for both basic and diluted per share net income for the three months ended September 30, 1998; and net income per share of $0.58 on a basic per share basis and $0.55 on a diluted per share basis for the nine months ended September 30, 1999, compared with a net income per share of $0.46 on a basic per share basis and $0.44 on a diluted per share basis for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's positive cash flow from operating activities was $8.5 million during the nine months ended September 30, 1999, compared to $7.3 million during the nine months ended September 30, 1998. The increase in cash flows from operating activities resulted primarily from increased net income before amortization, shrinkage, and depreciation expense, and a decrease in accounts payable, partially offset by an increase in accounts receivable and inventories. The Company's positive cash flow from operating activities exceeded its purchases of reusable surgical products during the nine months ended September 30, 1999 and the cost of the NPAC acquisition.

         The Company used approximately $1.3 million more net cash in investing activities in the nine months ended September 30, 1999 than in the nine months ended September 30, 1998. The Company has made capital expenditures in the nine months ended September 30, 1999 for equipment of $3.5 million and for reusable surgical products of $6.3 million compared to $2.6 million for equipment and $5.4 million for reusable surgical products during the nine months ended September 30, 1998. These expenditures were funded primarily by cash provided by operating activities and the balance from borrowings under the Company's revolving credit facility.

         The Company continues to invest in more reusable surgical products, primarily to support anticipated increases in business. The Company's business is capital intensive and will require substantial capital expenditures for additional surgical products and equipment during the next several years to achieve its operating and expansion plans. To adequately service a new customer, the Company estimates that it makes an investment in new reusable surgical products and carts equal to approximately 45% of the projected first year revenue from the customer. The Company estimates capital expenditures for new carts and reusable surgical products will be approximately $1.5 million per month for the next 12 months, although the amount will fluctuate with the growth of its business. The Company also expects to make additional expenditures of approximately $5.0 million during the last quarter of 1999 and the first quarter of 2000 for equipment upgrades to increase the aggregate capacity of its facilities, including approximately $4.0 million to expand and further equip its Cincinnati, Ohio facility. The Company spent $800,000 in the nine months ended September 30, 1999 for new information systems and expects to spend $200,000 more during the balance of 1999, as it substantially completes its current upgrade of these systems. See "Year 2000 Compliance" below. The Company expects to fund these expenditures primarily from cash provided by operating activities and borrowings under its revolving credit facility.

         The Company had approximately $5.8 million outstanding at September 30, 1999 under its $15.0 million revolving credit facility with First Union National Bank. This credit facility is secured by substantially all of the Company's assets and has a maturity date of February 28, 2002. The credit facility's interest rate varies between 100 and 150 basis points over LIBOR (6.084% as of September 30, 1999), depending on the Company's leverage. The credit facility requires the Company to maintain (a) consolidated net worth of $34.9 million plus 75% of cumulative consolidated net income for each fiscal quarter occurring after February 24, 1999; (b) a consolidated leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charge coverage ratio of not less than 2.8 to 1.0. The credit facility restricts the Company's payment of dividends, acquisition transactions, additional indebtedness, and encumbering of assets.

         As of February 1, 1999, the Company secured a $10.0 million lease financing arrangement to finance land, building, and equipment for its two new reprocessing facilities in Stockton, California and Chattanooga, Tennessee, each estimated to cost approximately $5.0 million. The principal amount of the facility has recently been increased by an additional $573,000. The lease financing margins are substantially the same as under the Company's credit facility. Under the arrangement, a lessor purchases land, reimburses the Company for the facility's construction and equipment costs, and leases the completed facility to the Company for three years. The Company guarantees all lease payments and a substantial residual value for the facility when the lease term ends. The lease agreement includes a purchase option for the Company at the original cost of the leased facility. The Company accounts for these leases as operating leases. Construction of two facilities that were financed under this agreement were completed in the third quarter of 1999 at a cost of approximately $5.0 million for each facility. The Company had outstanding construction costs, reimbursable by the lessor, of $506,000 as of September 30, 1999. The Company incurred $26,750 and $12,513 in lease payments for its Stockton, California and Chattanooga, Tennessee facilities, respectively, in the three months ended September 30, 1999.

         As of September 30, 1999, the Company had cash of approximately $34,000. The Company believes this current cash balance, combined with its cash flows from operating activities and funds available under its credit facility, will be sufficient to fund its growth and anticipated capital requirements for the next twelve months. The Company expects to fund additional capital expenditures from a combination of internal cash flows, its credit facility, and other capital sources.

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

         The Company has been replacing its financial and operational systems with enterprise-wide systems that are year 2000 compliant and that facilitates its growth. The Company has and will continue to incur staff, consulting, and other expenses to prepare its information systems and applications for this implementation. The Company had implemented this system in ten of its eleven reprocessing facilities as of September 30, 1999. The Company had spent $2.0 million for this project through September 30, 1999, and estimates that it will spend an additional $200,000 for this project by its estimated completion time of mid-December 1999.

         The Company has also distributed questionnaires and conducted follow-up meetings with critical suppliers and other business partners to determine the extent that their year 2000 issues might affect the Company. These parties' timely year 2000 compliance is beyond the Company's control, and their failure to achieve timely compliance could materially adversely affect the Company.

         The Company has developed contingency plans for year 2000 compliance and will implement them if necessary. Because of the difficulty of fully anticipating all potential crises and problems that might arise, these plans might not fully address the Company's risk of year 2000 non-compliance. A significant interruption in its business due to year 2000 non-compliance could materially adversely affect the Company.

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

         Dependence on Significant Customers and Market Consolidation. During the third quarter of 1999, Columbia/HCA Healthcare Corporation ("Columbia") and Premier, Inc. ("Premier") hospitals, with which the Company currently does business, accounted for approximately 11.5% and 18.1% of the Company's revenues respectively, compared to 15.0% and 21.2% respectively in the third quarter of 1998. Although each Columbia and Premier hospital currently makes its purchasing decisions on an individual basis, and no single hospital accounted for more than 2.6% of the Company's revenues, the Company believes the executive managements of Columbia and Premier have the ability to influence the selection of particular vendors. The loss of a substantial portion of the Columbia or Premier hospitals' business would have a material adverse effect on the Company. Additionally, hospitals are increasingly buying products and services in groups to improve efficiency and lower costs. Although the Company is increasingly targeting these groups for its sales efforts, a change of its customers' purchasing patterns could have a material adverse effect on the Company.

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

         New Facilities. The Company might in the future construct new facilities. This expansion program involves risks that could materially adversely affect the Company, including (a) diversion of management's attention; (b) unforeseen costs or delays in construction; (c) customers lost in their transition to new facilities; (d) unanticipated (although non-recurring) start-up expenses; and (e) unforeseen operating difficulties of the facilities.

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

         None.

Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

EXHIBIT
NUMBER   EXHIBIT DESCRIPTION


4.3 Trust Indenture dated as of June 1, 1999, between First Union National Bank and First Security Bank, National Association (lease facility).

10.32 Lease Agreement dated as of June 15, 1999, between the Company and ProLogis Limited Partnership IV.

27       Financial Data Schedules  (for SEC use only).



                              REPORTS ON FORM 8-K

The Company did not file a report on Form 8-K during the third quarter of 1999.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       STERILE RECOVERIES, INC.


Date: November 11, 1999                By: /s/ James T. Boosales
                                          -------------------------------------
                                               Executive Vice President
                                               Chief Financial Officer