Form 10-K
period 1999-12-31
STERILE RECOVERIES INC
filed 2000-03-30
CIK 1014041

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                         COMMISSION FILE NO. 000-20997

                            STERILE RECOVERIES, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  FLORIDA                              59-3252632
         -----------------------           --------------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 3, 2000, as reported on the Nasdaq National Market, was approximately $13,396,075.

         The Registrant had outstanding 5,676,794 shares of Common Stock as of March 3, 2000.

                          ---------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders to be held on May 17, 2000 is incorporated by reference in Part III of this report to the extent stated herein.

--------------------------------------------------------------------------------

                            STERILE RECOVERIES, INC.
                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 1999

SECTION                                                                    PAGE
-------                                                                    ----

PART I
      Item 1:   Business                                                     1
      Item 2:   Properties                                                   7
      Item 3:   Legal Proceedings                                            8
      Item 4:   Submission of Matters to a Vote of Security Holders          8

PART II
      Item 5:   Market for the Registrant's Common Equity and Related
                Shareholder Matters                                          9
      Item 6:   Selected Financial Data                                     10
      Item 7:   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         11
      Item 7A:  Quantitative and Qualitative Disclosures About Market Risk  16
      Item 8:   Financial Statements and Supplementary Data                 16
      Item 9:   Changes In and Disagreements With Accountants On
                Accounting and Financial Disclosure                         36

PART III
      Item 10:  Directors and Executive Officers of the Registrant          36
      Item 11:  Executive Compensation                                      36
      Item 12:  Security Ownership of Certain Beneficial Owners
                and Management                                              36
      Item 13:  Certain Relationships and Related Transactions              36

PART IV
      Item 14:  Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K                                                 36


SIGNATURES                                                                  41

                                     PART I

ITEM 1: BUSINESS

         Sterile Recoveries, Inc. ("SRI" or the "Company") provides hospitals and surgery centers with a comprehensive surgical procedure-based daily delivery service. The foundations of this service are SRI's reusable surgical products, including gowns, towels, drapes and basins, and its daily delivery and retrieval of these products for each customer. The Company complements its reusable products with cost-effective disposable accessory packs and individual single sterile disposable items to provide a comprehensive offering for surgical procedures. SRI believes its superior quality reusable products and its service solutions, including direct delivery to its customers' departments, differentiate SRI from its competitors.

         In 1998, SRI introduced its new service, Surgical Express, which uses daily delivery and retrieval to provide customers an expanded program of products and services. Surgical Express is an outsourced Surgical Case Cart Management Program, which the Company expects will reduce hospital and surgery center processing costs and their investment in surgical products. The Company expects this direct from manufacturer to surgical suite program will, in the future, include management of a broad range of reusable and disposable products, including instruments used in surgery.

         SRI's efforts to sign new agreements with major hospital networks were a major focus of its marketing in 1999. The Company has begun to make progress with these networks as evidenced by its recent agreement with Jewish Hospital Healthcare Services (a seven hospital healthcare network in Louisville, Kentucky) to provide members of that hospital network its Surgical Express program. The Company expects this program will generate $30 million in revenue over its five year term based on the network's historical purchases of products covered by the agreement.

         At eleven regional facilities, SRI collects, sorts, cleans, inspects, packages, sterilizes, and delivers its reusable products on a just-in-time basis. SRI offers an integrated "closed-loop" reprocessing service which uses two of the most technologically advanced reusable textiles: (i) a GORE(R) Surgical Barrier Fabric for gowns and drapes that is breathable yet liquidproof and provides a viral/bacterial barrier and (ii) an advanced microfiber polyester surgical fabric for gowns and drapes which is liquid and bacterial resistant.

         SRI currently serves a customer base of over 400 hospitals and surgery centers located in 23 states, including Duke University Medical Center (Durham), Henry Ford Hospital (Detroit), Johns Hopkins Medical Center (Baltimore), St. Luke's Episcopal Hospital (Houston), Jackson Memorial Hospital (Miami), and IHC Hospitals, Inc. (Salt Lake City). With the new direction in sales toward the large networks of hospitals, SRI is discontinuing service with several small hospitals and surgery centers where the cost of service was not commensurate with revenue. None of the foregoing customers individually accounts for a material portion of the Company's revenues. The Company maintains agreements to supply two group purchasing organizations. SRI's agreement with Hospital Services Corporation of America ("HSCA") designates the Company as an approved vendor of reusable surgical products to HSCA's hospital and surgery center members. In addition, effective March 1, 2000, the Company will have an opportunity to provide its "Surgical Express" program to Novation member hospitals. Novation is the supply company for Voluntary Hospitals of America
(VHA) and University HealthSystem Consortium (UHC), which together have approximately 1,900 members. The arrangement was facilitated by the Company's relationship with Standard Textile Co., Inc., which has long enjoyed an exclusive supply arrangement with VHA for all hospital textiles, including the supply of reusable surgical products. SRI will offer Novation members its Surgical Express program, a unitized delivery system featuring Standard Textile's and SRI's reusable surgical textiles, reusable instruments, disposable accessory packs, and "Nova Plus" brand name surgical products. The Company expects that individual Novation member hospitals and major networks will sign independent agreements for these services.

         SRI believes that Surgical Express is a superior and competitively priced alternative to a full disposable program, other procedure-based surgical supply programs, and operating an in-house reusable program for surgical products. The Company's delivery service offers savings to hospitals by reducing or eliminating the following costly steps associated with the disposable or in-house alternatives: (i) disposing of biohazardous wastes, (ii) carrying an inventory of disposable surgical products, and (iii) in-house processing of reusable surgical products. In addition to these cost savings, the Company's liquidproof and liquid resistant gowns offer surgeons and surgical staff enhanced protection against transmission of blood-borne pathogens, including the HIV and hepatitis viruses. Also, the Company's reusable gowns are made with a breathable surgical fabric, which is designed for superior comfort during long procedures.

         The Company's Surgical Express Program offers its customers disposable accessory packs containing smaller surgical items that are not reusable, such as needles, syringes, and tubing. The Company believes the flexibility it offers its customers by combining reusable surgical gowns, towels, drapes, and basins with disposable products and laparoscopic instruments has improved the Company's competitive position in the marketplace.

THE MARKET

         The United States health care system includes approximately 7,400 acute care hospitals, over 2,750 freestanding surgery centers, and a variety of other health care facilities. According to industry sources, approximately 33 million surgical procedures were performed at hospitals and surgery centers in 1999. The Company believes that between $100-$150 of surgical products service revenues, including $40-$50 from reusable products, can be realized from a typical surgical procedure. Where SRI will provide instruments for the procedure, such as in laparoscopic cases, revenues can be $250-$300 per procedure.

         In the 1980's, hospitals began using custom procedure trays because of their convenience, a trend that continued growing until recently. A custom procedure tray typically contains, in disposable form, most of the sterile products used in a particular surgical or other medical procedure. According to industry sources, total sales of custom procedure trays in the United States were an estimated $1.5 billion in 1995. The Company believes that custom procedure trays suffer shortcomings when compared to reusable products, including costs associated with excessive product content, storage, handling, and waste disposal, and the working capital requirements required to carry product inventory.

         The hospitals that converted to custom procedure trays generally eliminated the in-house personnel and equipment used to process reusable surgical products. Furthermore, the hospitals that retained in-house facilities are increasingly unwilling to support the personnel and capital needs required to operate those facilities. Especially with the growth of managed care and associated decrease in surgical service reimbursements, hospitals are seeking to significantly reduce their costs. The Company believes that these hospitals will purchase a service that provides daily delivery of substantially better quality surgical products, eliminates their capital investment requirements, and reduces their employee and space demands.

         The following developments have created a market opportunity for SRI's Surgical Express Program:

         CONTINUED PRESSURE ON HOSPITALS TO CONTAIN COST AND RAISE PRODUCTIVITY. With the growth of managed care and a decrease in surgical service reimbursements, economic constraints continue to require hospitals to become more efficient by limiting capital investments and reducing staff and costs. Hospitals are continually seeking to decrease their cost of operations including supplies and waste disposal. SRI's service eliminates the need for in-house inventory or processing facilities and the process costs associated with stocking and discarding disposable products.

         CONCERN REGARDING THE TRANSMISSION OF INFECTIOUS DISEASES. The health care industry must manage risks of transmission of infectious diseases through cross-infections. These concerns increase the desirability of surgical barrier fabrics that protect surgeons and surgical staff from patient liquids. SRI's liquidproof gown prevents liquid and viral strike-through in critical areas during surgical procedures involving higher risk. The Company's standard gown is specially designed to resist liquid and bacterial strike-through in most other surgical procedures.

         CONCERN REGARDING THE HANDLING AND DISPOSAL OF BIOHAZARDOUS WASTE. The disposal of large volumes of infectious and hazardous waste generated by the health care industry continues to attract increased public awareness. The increased burdens on hospitals generating biohazardous waste due to restrictions on incineration and access to dump sites offer an advantage to reprocessing systems, such as SRI's, which replace disposable surgical products with reusable surgical products. The SRI reprocessing system substantially reduces biohazardous waste and its impact on the environment.

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

STRATEGY

         The Company's objective is to continue its growth and become the surgical supply solution, providing reusable surgical products and related delivery and retrieval services to hospitals and surgery centers. The Company's principal strategies for achieving this objective are as follows:

         LEVERAGE INFRASTRUCTURE WITH INCREASED PENETRATION IN EXISTING MARKETS. The Company believes its existing facilities, under its traditional business, currently operate at approximately 55% of their aggregate annual revenue capacity. Under its Surgical Express Program and, in particular, where SRI provides instruments, the Company believes it should be able to substantially increase capacity and reduce the need for significant additional capital expenditures for equipment or new facilities.

         HELP SOLVE HOSPITALS' COST ISSUES. The Company believes that its service addresses hospitals' needs to reduce operating costs. More importantly, when fully implemented, SRI's Surgical Express Program offers hospitals more comprehensive value by reducing product expenditures, supply chain process costs, biohazardous waste, and instrument costs. Under its Surgical Express programs, the Company will also provide hospitals an attractive per procedure billing arrangement that allows them to easily measure that cost component of their services.

         EXPAND NATIONAL AND REGIONAL AGREEMENTS. The Company's existing service agreements are primarily with individual hospitals. To leverage their purchasing power, many hospitals have joined in large groups and increasingly in recent years, smaller independent delivery networks. These small regional buying groups believe that they can negotiate and control their product supply relatively better than large group purchasing organizations. SRI maintains arrangements to supply national group purchasing organizations Novation (the supply company for VHA and UHC) and Health Services Corporation of America (see "Business--Group Purchasing Agreements"). As a key part of its marketing strategy, management will offer its Surgical Express Program to national and regional hospital groups, as well as the individual hospitals that have been SRI's customer base.

         ADD FACILITIES IN SELECTED MARKETS. SRI currently services customers in 23 states through eleven regional facilities. SRI serves several large metropolitan areas through highway transport and satellite depots supported by a regional facility. To expand geographically, the Company built additional facilities needed in markets previously served by highway transport, including Stockton, California and Chattanooga, Tennessee in 1999. From each new facility, SRI can now serve new metropolitan areas that were previously too distant from an existing regional facility. Under its Surgical Express program, the Company will open new distribution centers that enable the Company to service larger accounts and provide closer customer contact, enabling the Company to move into selected markets without constructing a new facility.

         REDEPLOYMENT TO FOCUS ON SALES OPPORTUNITIES. In 1999, the Company moved away from decentralized operations at the facility level and redeployed four vice presidents to focus on sales with specific program responsibilities. The Company also named vice presidents and directors with direct responsibilities for reprocessing facilities, distribution, and customer service. This increased focus on major aspects of the business will allow those with expertise in certain areas to have a greater influence on making improvements in Sales, Operations and Service. The Company's incentive compensation plan provides vice presidents and certain key operations and service employees compensation awards based upon company and individual performance. Each vice president also participates in the Company's stock option plan.

         UTILIZE OPERATIONAL KNOWLEDGE. The Company's management has gained substantial knowledge and expertise through development, implementation and management of eleven facilities that the Company feels are unique in the industry. The Company has substantially retained the management personnel responsible for all the planning and development of each of these operations. Over the years the Company has continued to add expertise in other areas of processing and engineering that have given the Company a competitive advantage.

DELIVERY, RETRIEVAL AND REPROCESSING SYSTEM

         SRI's Surgical Express procedure-based service can deliver the most complete product offering required for a surgical procedure, including reusable packs, disposable accessory packs, single sterile items, and instrumentation. Following a procedure, the hospital discards the small amount of disposable products and places the soiled reusable products into SRI's lockable carts.

         SRI's closed-loop reprocessing service picks up soiled reusable surgical products from its customers and sorts, cleans, inspects, packages, sterilizes, and redelivers the products. In one trip, SRI's trucks deliver clean carts of sterilized surgical products to the hospital or surgical center and retrieve carts containing soiled products and return them to its facility for reprocessing. The specially designed aluminum carts which hold sterile products are locked to maintain security. They conveniently roll for delivery within the hospital and convert into hampers to hold soiled or used products after the procedure. The customer avoids the need to maintain secondary stock locations and the costs of either reprocessing reusable products or stocking and discarding disposable products.

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

         The growth of SRI's business reflects its products' appeal, its service quality, and general customer resistance to change when the SRI system is in place. SRI also believes its direct relationship with the hospital's staff has been important in attracting and retaining customers. Many of SRI's competitors use a distributor system that introduces an intermediary between the competition and their customers which SRI believes adds costs.

         The Company's sales process for new customers is typically six to eighteen months in duration from initial contact to a purchase commitment. The extended sales process is typically due to the complicated approval process within hospitals for purchases from new suppliers, the long duration of existing supply contracts, and implementation delays pending termination of a hospital's previous supply relationships. Conversely, SRI's high service level, quality products, and customer resistance to change help it retain existing customers. SRI believes that its new Surgical Express program for laparoscopy procedures will have substantially shortened lead times as indicated in an informal market survey study.

         SRI bills its customers weekly for the previous week's deliveries under service contracts or purchase orders. Consistent with industry custom, these contracts generally are cancelable by either party with 90 days' notice, and customers may unilaterally reduce their use of the Company's services under such contracts without penalty. Surgical Express contracts will have longer terms, typically three to five years, with more stringent cancellation provisions. The Company does not have any order backlog because its products are generally delivered daily in response to customer orders. Surgical Express customers will be typically billed by the surgical procedure in lieu of the normal SRI billing of products delivered.

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

         SRI will in 2000 expand its product offering to include selected reusable instruments. Initially, SRI will offer laparoscopic instruments through its Surgical Express service for laparoscopic procedures. The service includes instruments, reusable textiles, disposable products used in the procedure and, in some instances, scopes and video equipment. Aesculap, the largest worldwide supplier of surgical instruments, will provide the new state-of-the-art reusable laparoscopic instruments, processing protocols, and repair and replacement services. In addition to daily delivery and retrieval of all products, SRI will be responsible for decontaminating, cleaning, inspecting, packaging, and sterilizing instruments. Both SRI and Aesculap will have sales responsibility for the offering. Hospitals will pay set fees per case, allowing them to better monitor their costs for this procedure. The Company and Aesculap will share gross revenues generated from this program.

EMPLOYEES

         As of December 31, 1999, SRI employed 1,151 people, consisting of 59 persons in management, administration and finance at its corporate office and 1,092 people in various positions at the Company's facilities. The Company's employees are not covered by a collective bargaining agreement, and the Company considers its employee relations to be good.

GROUP PURCHASING AGREEMENTS

         The Company maintains separate agreements that will allow members of Novation (the supply company for VHA and UHC) and Health Services Corporation of America to choose SRI's reusable surgical products service. SRI's arrangements with Novation was facilitated by the Company's relationship with Standard Textile Co., Inc., which has long enjoyed an exclusive supply arrangement with VHA for all hospital textiles, including the supply of reusable surgical products. The agreements do not involve purchase commitments, but the Company expects that its relationships with these purchasing organizations will facilitate its sales efforts with member hospitals and surgery centers.

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

         Unlike SRI, many of SRI's competitors offer full national coverage and have much greater resources than the Company. The Company's principal competitors are Allegiance Corporation (a subsidiary of Cardinal Health, Inc.), which has a substantial market share, Maxxim Medical Inc., and Kimberly-Clark Corporation.

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

         The Company's reusable products are subject to regulation as medical devices by the FDA, which regulates the development, production, distribution, and promotion of medical devices in the United States. Various states in which the Company does business also regulate medical devices. Pursuant to the Federal Food Drug and Cosmetics Act (the "FDA Act"), the Company's medical devices are subject to general controls regarding FDA inspections of facilities, "Current Good Manufacturing Practices ("CGMPs")," labeling, maintenance of records, and filings with the FDA. To the extent required, the Company has obtained FDA pre-market approval of its devices under Section 510(k) of regulations issued under the FDA Act, which provides for FDA approval on an expedited basis for products shown to be substantially equivalent to devices already cleared by the FDA and currently legally marketable in the United States. Products must be produced in establishments registered with the FDA and be manufactured in accordance with CGMPs, as defined under the FDA Act. The CGMP requirements have been substantially revised and incorporated into what is now known as the "Quality System Regulation", or QSRs, (21 CFR Part 820). Since the QSRs were first issued on June 1, 1997, the focus of most routine FDA inspections has been compliance with these new regulations. In addition, the Company's medical devices must be initially listed with the FDA, and its labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The Medical Device Reporting ("MDR") regulation obligates the Company to provide information to the FDA on injuries or deaths alleged to have been associated with the use of a product or in connection with certain product failures which could have caused serious injury or death. If the Company fails to comply with the applicable provisions of the FDA Act, the FDA may institute proceedings to detain or seize products, impose fines, enjoin future company activities, impose product labeling restrictions, or enforce product recalls or withdrawals from the market.

         The Company and its hospital customers also must comply with regulations of OSHA, including the blood-borne pathogen rule requiring that "universal precautions" be observed to minimize exposure to blood and other bodily fluids. To comply with these requirements, the Company's employees wear protective gear in handling soiled linens in the facility's decontamination area. Properly used, the Company's products allow its hospital customers to protect their employees in compliance with these regulations. The Company must comply with local regulations governing the discharge of water used in its operations. The Company uses local licensed contractors to dispose of any biohazardous waste generated by the hospital and received by the Company and therefore does not need to obtain permits for biohazardous waste disposal. The Company must comply with DOT and OSHA regulations governing the transportation of hazardous materials, which affect, among other things, labeling, marketing, placarding, using proper containers, and reporting discharges. The Company complies with these regulations by confining soiled products in marked liquidproof bags and locked, marked transfer carts. Sterilization of the Company's disposable accessory packs is provided under contract by a third-party. The use of ethylene oxide by that third-party in the sterilization of the Company's disposable accessory packs is subject to regulation by OSHA and the Environmental Protection Agency.

         In addition to the foregoing, other federal, state and local regulatory authorities, including those enforcing laws which relate to the environment, fire hazard control, and working conditions, have jurisdiction to take actions which could have a material adverse effect on the Company. The Company makes expenditures from time to time to comply with environmental regulations, but does not expect any material capital expenditures for environmental compliance in 2000 or 2001.

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

         SALES PROCESS AND MARKET ACCEPTANCE OF PRODUCTS AND SERVICES. The Company's future performance depends on its ability to increase revenues to new and existing customers. The Company's sales process for new customers is typically between six and eighteen months in duration from initial contact to purchase commitment. The extended sales process is typically due to the complicated approval process within hospitals for purchases from new suppliers, the long duration of existing supply contracts, and implementation delays pending termination of a hospital's previous supply relationships. The long sales process inhibits the ability of the Company to quickly increase revenues from new and existing customers or enter new markets. SRI's future performance will also depend on market acceptance of its combination of reusable surgical products, disposable accessory packs, and direct delivery and retrieval service. See "Business--The Market."

         NEED FOR CAPITAL. The Company's business is capital intensive and will require substantial capital expenditures for additional surgical products and equipment during the next several years to achieve its operating and expansion plans. To adequately service a new customer, SRI typically makes an investment in new reusable surgical products and carts of approximately 45% of the projected new annual revenue from the customer. The Company spent $2.2 million in 1999 and expects to spend $1.8 million more in 2000 to expand and further equip its Cincinnati facility. The Company's inability to obtain adequate capital could have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Note G of Notes to Consolidated Financial Statements."

         DEPENDENCE ON A SIGNIFICANT CUSTOMER AND MARKET CONSOLIDATION. During 1999, Premier Hospitals and Columbia/HCA Healthcare Corporation ("Columbia") hospitals accounted for approximately 23% and 11% of SRI's sales, compared to 27% and 12% in 1998, respectively. The Company has in each of its last five years continued to grow its business with Premier and Columbia member hospital although each Premier and Columbia hospital currently makes its purchasing decisions on an individual basis, and no single hospital accounted for more than 4% of the Company's sales, the loss of a substantial portion of the Premier or Columbia hospitals' business could have a material adverse effect on the Company.

         COMPETITION. The Company's business is highly competitive. Competitors include a number of distributors and manufacturers, as well as the in-house reprocessing operations of hospitals. Certain of the Company's existing and potential competitors possess substantially greater resources than the Company, and their disposable products. Some of the Company's competitors, including Allegiance Corporation, serve as the sole supplier of a wide assortment of products to a significant number of hospitals. While the Company has a substantial array of surgical products, many of its competitors have a greater number of products for the entire hospital, which in some instances is a competitive disadvantage. There is no assurance that the Company will be able to compete effectively with existing or potential competitors. See "Business--Competition."

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

ITEM 2: PROPERTIES

         SRI operates eleven processing facilities of approximately 20,000 to 57,000 square feet each in Baltimore, Chattanooga, Cincinnati, Dallas, Detroit, Houston, Los Angeles, Raleigh, Salt Lake City, Stockton, and Tampa. Each facility contains a uniform set of computerized and fully automated heavy duty washers, dryers, and sterilizers to achieve consistent cleaning and sterilization cycles for reusable surgical products. The Company uses standard operating procedures at each facility, and regularly implements at all facilities efficiencies that have been developed and tested at one location.

         The Company's properties and the major markets that they serve are summarized below. All the properties are leased, except for the Cincinnati and Houston processing facilities. SRI also leases its Disposable Accessory Pack facility in Plant City, Florida, at which it acquires, stores and packages medical items ordered by its customers. SRI transports these finished products to a third party facility for sterilization. SRI believes its existing facilities adequately serve its current requirements.

                                  SQUARE FEET
FACILITY AND LOCATION              (APPROX.)         LEASE EXPIRATION(1)        SELECTED MARKETS SERVED
---------------------             -----------        -------------------        -----------------------
Processing facilities:
  Baltimore, Maryland               57,400           January 31, 2005           Baltimore, Philadelphia, Richmond,
                                                                                Washington, D.C., New Jersey,
                                                                                Massachusetts
  Chattanooga, Tennessee            50,000           September 14, 2002         Louisville, Lexington
  Cincinnati, Ohio                  50,000           Owned                      Columbus, Akron, Cincinnati
  Dallas, Texas                     31,000           March 31, 2002             Dallas, Oklahoma City, Tulsa,
  Detroit, Michigan                 23,000           September 30, 2002         Chicago, Detroit, Milwaukee, Toledo, Flint,
                                                                                Ann Arbor, Champaign
  Houston, Texas                    30,000           Owned                      Houston, San Antonio, Austin, Alabama,
                                                                                Louisiana
  Los Angeles, California           30,400           November 30, 2002          San Diego, Los Angeles, Arizona
  Raleigh, North Carolina           31,500           April 30, 2002             Atlanta, South Carolina, North Carolina
  Salt Lake City, Utah              24,000           November 30, 2003          Utah, Idaho
  Stockton, California              57,000           August 31, 2002            Sacramento, San Francisco, Oakland
  Tampa, Florida                    29,000           January 25, 2002           Tampa, Miami, Orlando, Jacksonville,
                                                                                Gainesville, Ocala, Ft. Myers
Service centers:
  Atlanta, Georgia                    2,500          June 30, 2000              -
  Chicago, Illinois                   3,200          November 30, 2001          -
  Louisville, Kentucky               10,000          (2)                        -
  Miami, Florida                      4,000          January 31, 2000           -
  San Marcos, Texas                   3,600          September 30, 2000         -

Warehouses:
  Cincinnati, Ohio                   18,500          April 30, 2001             -
  Detroit, Michigan                  11,500          April 15, 2002             -
  Long Beach, California              3,300          July 31, 2000              -
  Salt Lake City, Utah                5,500          Month to Month             -

Disposable products facility:
 Plant City, Florida                40,800           November 1, 2004           -

Corporate office:
  Clearwater, Florida               11,200           October 31, 2001           -

(1) Excludes renewal options in the leases which range from one to 10 years.
(2) Service center provided by hospital

ITEM 3: LEGAL PROCEEDINGS

         Neither the Company nor any of its property is subject to any litigation or other legal proceeding expected to have a material effect on the Company or its business.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS

         The Company's Common Stock trades publicly on The Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "STRC." The table below sets forth the high and low bid quotations for the Company's Common Stock from January 1, 1998 through December 31, 1999. These bid prices represent prices between dealers without adjustment for retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

                            COMMON STOCK PRICE RANGE

    1998
    ----

First Quarter                               $17.500     $ 14.375
Second Quarter                              $19.750     $ 17.000
Third Quarter                               $17.000     $  8.750
Fourth Quarter                              $12.875     $  7.875

    1999
    ----

First Quarter                               $12.250     $  9.500
Second Quarter                              $12.000     $  6.875
Third Quarter                               $12.250     $  7.625
Fourth Quarter                              $ 8.250     $  6.813


         The Company has never declared or paid cash dividends on its Common Stock. The Company currently expects that its earnings will be retained for development and expansion, and does not anticipate paying dividends on its Common Stock in the foreseeable future. Financial covenants in the Company's credit facility prohibit the payment of cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Notes to Consolidated Financial Statements." On March 8, 2000, there were approximately 57 holders of record of the Common Stock.

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

ITEM 6: SELECTED FINANCIAL DATA

         The following table contains certain selected financial data and is qualified by the more detailed Consolidated Financial Statements and Notes thereto included elsewhere in this report. The selected financial data have been derived from the Company's audited financial statements. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                     STERILE RECOVERIES, INC.
                                                      --------------------------------------------------------

                                                                           YEARS ENDED
                                                      --------------------------------------------------------
                                                      DEC. 31,    DEC. 31,    DEC. 31,     DEC. 31,    DEC. 31,
                                                        1999        1998        1997         1996        1995
                                                      --------    --------    --------     --------    --------
                                                                      (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
  Revenues                                            $ 68,596    $ 52,318    $ 39,854     $ 32,168    $ 25,320
  Cost of revenues                                      47,011      35,334      26,286       21,764      17,659
                                                      --------    --------    --------     --------    --------
       Gross profit                                     21,585      16,984      13,568       10,404       7,661
  Distribution expenses                                  5,121       3,788       3,150        3,000       2,801
  Selling and administrative expenses                    9,700       7,065       5,924        4,734       3,975
                                                      --------    --------    --------     --------    --------
       Income from operations                            6,764       6,131       4,494        2,670         885
  Interest expense (income), net                           307          52        (142)         648       1,489
                                                      --------    --------    --------     --------    --------
       Income (loss) before income taxes                 6,457       6,079       4,636        2,022        (604)
  Income tax expense(1)                                  2,503       2,393       1,835          190        --
                                                      --------    --------    --------     --------    --------
       Net income (loss)                              $  3,954    $  3,686    $  2,801     $  1,832    $   (604)
                                                      ========    ========    ========     ========    ========
  Dividends on preferred stock                             208          67
                                                      --------    --------
       Net income available to common shareholders    $  3,746    $  3,619
                                                      ========    ========
UNAUDITED PRO FORMA INFORMATION (1):
  Historical income (loss) before income taxes                                             $  2,022    $   (604)
  Pro forma income tax expense                                                                  778        --
                                                                                           --------    --------
  Pro forma net income (loss)                                                              $  1,244    $   (604)
                                                                                           ========    ========
  Historical and pro forma (1996 and 1995 only)
    net income (loss) per common share, basic         $   0.66    $   0.64    $   0.50     $   0.29    $  (0.20)
                                                      ========    ========    ========     ========    ========
  Historical and pro forma (1996 and 1995 only)
    net income (loss) per common share, diluted       $   0.63    $   0.61    $   0.48     $   0.28    $  (0.20)
                                                      ========    ========    ========     ========    ========
  Weighted average common shares outstanding,
    basic                                                5,676       5,662       5,637        4,300       3,094
                                                      ========    ========    ========     ========    ========
  Weighted average common shares outstanding,
    diluted                                              6,322       6,019       5,862        4,491       3,094
                                                      ========    ========    ========     ========    ========
BALANCE SHEET DATA:
  Reusable surgical products, net                     $ 20,167    $ 14,705    $ 10,034     $  6,915    $  4,924
  Total assets                                          56,155      43,620      27,546       25,006      13,493
  Total indebtedness                                     8,852       2,408        --          1,000      10,891
  Shareholders' equity                                  38,974      35,122      24,348       20,756         214

(1) As an S Corporation for federal income tax purposes, the Company had not been subject to income tax until the date of its initial public offering, at which time the Company became a C Corporation. On a pro forma basis, assuming the Company had been subject to income tax for all periods presented, the Company would not have recognized any corporate income tax expense prior to 1996. See "Notes B and H of Notes to Consolidated Financial Statements".

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this report. This discussion and analysis contains trend analysis and might contain forward-looking statements. These statements are based on current expectations and actual results might differ materially. Among the factors that could cause actual results to vary are those described in this "Overview" section and in "Business - Certain Considerations."

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

         As of December 31, 1999, the Company believes its facilities operated at approximately 55% of their estimated annual revenue capacity, which can vary depending upon product mix and location of its customers.

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

         On February 26, 1999, the Company acquired NPAC, the reusable surgical product business of the textile rental segment of National Service Industries, Inc. The Company purchased the NPAC customer relationships and certain other assets of the business exclusive of property, plant and equipment for cash consideration of approximately $604,000. See "Note C of Notes to Consolidated Financial Statements."

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of revenues represented by certain items reflected in the statements of income of the Company.

                                                  YEARS ENDED
                                                  DECEMBER 31,
                                         -----------------------------
                                          1999       1998       1997
                                         ------     ------     ------

Revenues                                  100.0%     100.0%     100.0%
Cost of revenues                           68.5       67.5       66.0
                                         ------     ------     ------
     Gross profit                          31.5       32.5       34.0

Distribution expenses                       7.5        7.2        7.8
Selling and administrative expenses        14.1       13.6       14.9
                                         ------     ------     ------

     Income from operations                 9.9       11.7       11.3

Interest expense (income), net              0.5        0.1       (0.3)
                                         ------     ------     ------
     Income before income taxes             9.4       11.6       11.6

Income tax expense                          3.6        4.6        4.6
                                         ------     ------     ------

Net income                                  5.8%       7.0%       7.0%
                                         ======     ======     ======

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

REVENUES

         Revenues increased $16.3 million, or 31.1%, to $68.6 million in 1999 from $52.3 million in 1998. The revenue increases were attributable in roughly equal amounts to new customers and increased revenues from current customers, and added revenues from the RePak and NPAC acquisitions.

GROSS PROFIT

         Gross profit increased $4.6 million, or 27.1%, to $21.6 million in 1999 from $17.0 million in 1998. As a percentage of revenues, gross profit decreased to 31.5% in 1999 from 32.5% in 1998. The decline in gross profit percentage resulted from the Company's failure to grow revenues as expected in its third and fourth quarters, and from expenses incurred in opening and initiating operation of two new reprocessing facilities and a new disposable product facility, along with continued implementation costs of the Company's new information systems.

DISTRIBUTION EXPENSES

         Distribution expenses increased $1.3 million or 35.2%, to $5.1 million in 1999 from $3.8 million in 1998. As a percentage of revenues, distribution expenses increased to 7.5% in 1999 from 7.2% in 1998. The increase in distribution expenses as a percentage of revenues resulted primarily from new truck routes added to serve new customers as the Company expanded its geographic reach, and higher fuel costs.

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses increased $2.6 million, or 37.3%, to $9.7 million in 1999 from $7.1 million in 1998. As a percentage of revenues, selling and administrative expenses increased to 14.1% in 1999 from 13.6% in 1998. Expenses increased due to the significant efforts the Company made in 1999 to expand its product offering with instruments and to introduce its Surgical Express program. The increase in selling and administrative expenses as a percentage of revenues resulted primarily from expenses incurred by the Company in adding sales representatives and implementing its new information systems.

INTEREST EXPENSE, NET

         Interest expense increased $255,000, or 490.4% in 1999 from $52,000 in 1998, primarily due to borrowings under the Company's revolving credit facility.

INCOME BEFORE INCOME TAX EXPENSE

         As a result of the foregoing, the Company's income before income taxes increased to $6.5 million in 1999, from $6.1 million in 1998. As a percentage of revenues, income before income taxes was 9.4% of revenues in 1999 and 11.6% of revenues in 1998.

INCOME TAX EXPENSE

         Income tax expense increased $110,000 to $2.5 million in 1999 from $2.4 million in 1998. The Company's effective tax rate is 38.8% for 1999 and 39.4% for 1998.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

NET INCOME PER COMMON SHARE

         The Company recorded net income per common share of $0.63 on a diluted per share basis, and $0.66 on a basic per share basis for 1999, compared with $0.61 on a diluted per share basis and $0.64 on a basic per share basis in 1998.

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

INCOME BEFORE INCOME TAX EXPENSE

         As a result of the foregoing, the Company's income before income taxes increased to $6.1 million in 1998 from $4.6 million in 1997. As a percentage of revenues, income before income taxes was 11.6% of revenues in both 1998 and 1997.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

INCOME TAX EXPENSE

         Income tax expense increased $558,000 to $2.4 million in 1998 from $1.8 million in 1997. The Company's effective tax rate is 39.4% for 1998 and 39.6% for 1997.

NET INCOME PER COMMON SHARE

         The Company recorded net income per common share of $0.61 on a diluted per share basis, and $0.64 on a basic per share basis for 1998, compared with $0.48 on a diluted per share basis and $0.50 on a basic per share basis in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of capital have been cash flows from operations, sales of its debt and equity securities, including the Offering, operating leases for facilities and distribution vehicles, and borrowings under its working capital loan and lease financing facilities.

         The Company's positive cash flow from operating activities was $11.4 million in 1999, compared to $9.9 million in 1998. The increase in cash from operating activities from 1998 to 1999 resulted primarily from increased net income before amortization, shrinkage, and depreciation expense, and was partially offset by an increase in prepaid expenses and other assets and a decrease in accounts payable. The Company's positive cash flow from operating activities exceeded its purchases of reusable surgical products in 1999.

         The Company used approximately $5.3 million more net cash in investing activities in 1999 than in 1998. To support sales growth, the Company in 1999 made capital expenditures for equipment of $6.3 million and for reusable surgical products of $11.2 million compared to $3.3 million for equipment and $7.8 million for reusable surgical products in 1998. These expenditures were funded from cash provided by operating activities, and borrowings under the Company's revolving credit facility.

         The Company continues to invest in more reusable surgical products, primarily to support anticipated increases in business. The Company's business is capital intensive and will require substantial capital expenditures for additional surgical products and equipment during the next several years to achieve its operating and expansion plans. To adequately service a new customer, the Company estimates that it makes an investment in new reusable surgical products and carts equal to approximately 45% of the projected first year revenue from the customer. The Company estimates capital expenditures for new carts and reusable surgical products will be approximately $1.5 million per month for the next 12 months, although the amount will fluctuate with the growth of its business. The Company also expects to make additional expenditures of approximately $2.5 million in 2000 for equipment upgrades including the addition of instrument reprocessing equipment and equipment to increase its facilities' aggregate capacity. The Company has in recent years spent $2.1 million in a continuing project to upgrade its technology software and related hardware, of which it incurred $900,000 in 1999, and expects to spend an additional $335,000 in 2000, as it substantially completes this project.

         In the third quarter of 1999, the Company began operating two new reprocessing facilities in Stockton, California and Chattanooga, Tennessee. The Company's cost of between $5.0 and $5.5 million for each of these facilities was financed through the lease financing agreement described below. In addition, the Company spent $2.2 million in 1999 and expects to spend $1.8 million more in 2000 to expand and further equip its Cincinnati facility, which was financed from its line of credit. See "Note G of Notes to Consolidated Financial Statements."

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

         The Company's outstanding balance under its revolving credit facility with First Union National Bank was approximately $8.9 million and $2.4 million on December 31, 1999 and December 31, 1998, respectively. On March 24, 2000, the Company entered into an amendment of its revolving credit facility in which the revolving committed amount was increased from $15 million to $20 million. Under the terms of the amendment, the revolving committed amount will be reduced to $15 million on May 30, 2000. The Company may elect to utilize a portion of the additional $5 million prior to refinancing the entire credit facility to fund expenditures for additional surgical products and equipment; accordingly, the Company may be required to repay the additional revolver drawn down on or before May 30, 2000. Management anticipates refinancing its revolving credit facility with market interest rates and a maturity date beyond January 1, 2001 before May 30, 2000.

         Pursuant to amendments effective February 24, 1999, the facility is secured by substantially all of SRI's assets and has a maturity date of February 28, 2002. The facility's interest rate varies between 100 and 150 basis points over LIBOR (6.34% as of December 31, 1999), depending on the Company's leverage. The credit facility requires the Company to maintain (a) consolidated net worth of $34.9 million plus 75% of cumulative consolidated net income for each fiscal quarter occurring after February 24, 1999; (b) a consolidated leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charge coverage ratio of not less than
2.8 to 1.0. The credit facility restricts the Company in paying dividends, engaging in acquisition transactions, incurring additional indebtedness, and encumbering of assets.

         As of February 1, 1999, the Company secured a $10.0 million lease financing agreement to acquire land, building, and equipment for its two new reprocessing facilities in Stockton, California and Chattanooga, Tennessee. The principal amount of the facility was increased by an additional $573,000 in the third quarter of 1999. The lease financing margins are substantially the same as under the Company's credit facility. Under the agreement, the lessor purchases land, reimburses the Company for the facility's construction and equipment costs, and leases the completed facility to the Company for three years. The Company guarantees all lease payments and a substantial residual value for the facility when the lease term ends. The Company receives a purchase option at the original cost of the leased facility. The Company accounts for these leases as operating leases. The Company incurred $105,000 and $86,000 in lease payments for its Stockton, California and Chattanooga, Tennessee facilities, respectively, for the twelve months ended December 31, 1999.

         As of December 31, 1999, the Company had cash of approximately $37,000. The Company believes that its cash flows from operating activities and funds available under its credit facility as anticipated to be expanded will be sufficient to fund its growth and anticipated capital requirements for the next twelve months. See "Business - Certain Considerations--Need for Capital."

YEAR 2000 COMPLIANCE

         The Company developed and implemented a comprehensive program to address year 2000 issues pertaining to both information technology and non-information technology systems. The program consisted of identification, compliance, and post-implementation phases, and considered the effect of the year 2000 on the Company's internal systems, customers, products and services, as well as on its suppliers and other critical business partners.

         During those years, the Company replaced its financial and operational systems with enterprise-wide systems that were year 2000 compliant and that the Company expects will facilitate its growth. The Company has not been adversely affected by year 2000 problems or issues.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have any material market risk sensitive financial instruments.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Sterile Recoveries, Inc.


         We have audited the accompanying consolidated balance sheet of Sterile Recoveries, Inc. as of December 31, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 14(a) for the year ended December 31, 1999. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sterile Recoveries, Inc. at December 31, 1999, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                             /s/   ERNST & YOUNG LLP


Tampa, Florida
February 14, 2000, except for paragraph 2 of Note E, as to which the date is March 24, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Sterile Recoveries, Inc.


         We have audited the accompanying consolidated balance sheet of Sterile Recoveries, Inc. as of December 31, 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1998. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates make by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sterile Recoveries, Inc. as of December 31, 1998, and the results of their consolidated operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                              /s/ GRANT THORNTON LLP


Tampa, Florida
February 26, 1999

                            STERILE RECOVERIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 YEARS ENDED
                                                  DECEMBER 31,
                                       --------------------------------
                                         1999        1998        1997
                                       --------    --------    --------

Revenues                               $ 68,596    $ 52,318    $ 39,854
Cost of revenues                         47,011      35,334      26,286
                                       --------    --------    --------
     Gross profit                        21,585      16,984      13,568

Distribution expenses                     5,121       3,788       3,150
Selling and administrative expenses       9,700       7,065       5,924
                                       --------    --------    --------
     Income from operations               6,764       6,131       4,494

Interest expense (income), net              307          52        (142)
                                       --------    --------    --------
     Income before income taxes           6,457       6,079       4,636

Income tax expense                        2,503       2,393       1,835
                                       --------    --------    --------
     Net income                        $  3,954    $  3,686    $  2,801
                                       ========    ========    ========

Dividends on preferred stock                208          67        --
                                       --------    --------    --------
     Net income available for
     common shareholders               $  3,746    $  3,619    $  2,801
                                       ========    ========    ========

Net income per common share -
     basic                             $   0.66    $   0.64    $   0.50
                                       ========    ========    ========

Net income per common share -
     diluted                           $   0.63    $   0.61    $   0.48
                                       ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                            STERILE RECOVERIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                              ------------------
                                                                1999       1998
                                                              -------    -------

                                     ASSETS

Cash                                                          $    37    $   172
Accounts receivable, net                                        8,614      7,580
Inventories                                                     2,940      2,324
Prepaid expenses and other assets                               2,052      1,670
Reusable surgical products                                     20,167     14,705
Property, plant and equipment, net                             16,664     12,042
Goodwill, net                                                   5,681      5,127
                                                              -------    -------
     Total assets                                             $56,155    $43,620
                                                              =======    =======


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable to bank                                         $ 8,852    $ 2,408
Accounts payable                                                5,574      4,188
Employee related accrued expenses                               1,076        974
Other accrued expenses                                            796        786
Deferred tax liability                                            883        142
                                                              -------    -------
     Total liabilities                                         17,181      8,498

Shareholders' equity
     Preferred stock-authorized 5,000,000 shares of
       $.001 par value; 566,667 shares issued
       and outstanding at December 31, 1999 and 1998                1          1
     Common stock-authorized 30,000,000 shares
       of $.001 par value; issued and outstanding
       5,676,794 and 5,664,794 shares, respectively                 6          6

Additional paid-in capital                                     27,427     27,321
Retained earnings                                              11,540      7,794
                                                              -------    -------
        Total shareholders' equity                             38,974     35,122
                                                              -------    -------
     Total liabilities and shareholders' equity               $56,155    $43,620
                                                              =======    =======

   The accompanying notes are an integral part of these financial statements.

                            STERILE RECOVERIES, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (In thousands, except share data)


                                        COMMON STOCK            PREFERRED STOCK          ADDITIONAL
                                 ------------------------    ------------------------      PAID-IN       RETAINED
                                   SHARES        AMOUNT        SHARES      AMOUNT          CAPITAL       EARNINGS       TOTAL
                                 ----------    ----------    ----------  -----------     -----------    ----------    ----------

BALANCE AT DECEMBER 31, 1996      5,521,189    $        6          --    $       --      $   19,376     $   1,374     $   20,756

Conversion of note payable          128,205          --            --            --             750          --              750
Exercise of stock options            10,500          --            --            --              41          --               41
Net income                             --            --            --            --            --           2,801          2,801
                                 ----------    ----------    ----------    ----------    ----------     ----------    ----------

BALANCE AT DECEMBER 31, 1997      5,659,894             6          --            --          20,167         4,175         24,348

Exercise of stock options             4,900          --            --            --              15          --               15
Acquisition of RePak Surgical
 Enterprises, Inc.                     --            --         566,667             1         7,139          --            7,140
Dividend on preferred stock            --            --            --            --            --             (67)           (67)
Net income                             --            --            --            --            --           3,686          3,686
                                 ----------    ----------    ----------    ----------    ----------     ----------    ----------

BALANCE AT DECEMBER 31, 1998      5,664,794             6       566,667    $        1        27,321         7,794         35,122

Exercise of stock options            12,000          --            --            --             106          --              106
Dividend on preferred stock            --            --            --            --            --            (208)          (208)
Net income                             --            --            --            --            --           3,954          3,954
                                 ----------    ----------    ----------    ----------    ----------    ----------     ----------

BALANCE AT DECEMBER 31, 1999      5,676,794    $        6       566,667    $        1    $   27,427    $   11,540     $   38,974
                                 ==========    ==========    ==========    ==========    ==========    ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                            STERILE RECOVERIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             YEARS ENDED DECEMBER 31,
                                                                       ----------------------------------
                                                                         1999         1998         1997
                                                                       --------     --------     --------
Cash flows from operating activities
   Net income                                                          $  3,954     $  3,686     $  2,801
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                    1,677        1,067          689
         Amortization of reusable surgical products                       4,036        2,910        2,015
         Provision for reusable surgical products shrinkage               1,742        1,523          606
         Deferred income taxes                                              741          409           57
         Change in assets and liabilities (net of business
           combinations)
           Accounts receivable                                             (866)        (878)        (763)
           Inventories                                                     (616)        (326)        (739)
           Prepaid expenses and other assets                               (871)        (404)        (673)
           Accounts payable                                               1,425        2,142          243
           Other accrued expenses                                           139         (219)        (295)
                                                                       --------     --------     --------
                Net cash provided by operating activities                11,361        9,910        3,941
                                                                       --------     --------     --------
Cash flows from investing activities
   Purchases of property, plant and equipment                            (6,278)      (3,303)      (2,811)
   Purchases of reusable surgical products                              (11,238)      (7,810)      (5,740)
   Reimbursable construction costs                                          330         --           --
   Payment for acquisition of business                                     (604)      (1,428)        --
                                                                       --------     --------     --------
                Net cash used in investing activities                   (17,790)     (12,541)      (8,551)
                                                                       --------     --------     --------
Cash flows from financing activities
   Net borrowings on notes payable to bank                                6,443        2,408         --
   Payments on related party debt                                          --           --           (250)
   Net proceeds from issuance of common stock                               106           15           41
   Dividends paid                                                          (255)        --           --
                                                                       --------     --------     --------
                Net cash provided by (used in) financing activities       6,294        2,423         (209)
                                                                       --------     --------     --------

   Decrease in cash                                                        (135)        (208)      (4,819)
   Cash and cash equivalents at beginning of year                           172          380        5,199
   Cash and cash equivalents at end of year                            $     37     $    172     $    380
                                                                       ========     ========     ========
Supplemental cash flow information
       Cash paid for interest                                          $    294     $     69     $     67
       Cash paid for income taxes                                      ========     ========     ========
                                                                       $  2,700     $  2,202     $  1,870
                                                                       ========     ========     ========
Conversion of Convertible Demand Note into 128,205
       shares of common stock                                          $   --       $   --       $    750
                                                                       ========     ========     ========
Supplemental schedule of non-cash investing activities
       Acquisition of businesses
          Fair value of assets acquired                                $    604     $  9,330     $   --
          Cash paid                                                        (604)      (1,428)        --
          Preferred stock issued                                           --          7,140         --
                                                                       --------     --------     --------
                Liabilities incurred or assumed                        $   --       $    762     $   --
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

         SRI provides hospitals and surgery centers in 23 states with a comprehensive surgical procedure-based delivery and retrieval service for reusable gowns, towels, drapes and basins, and additionally, provides disposable products necessary for surgery. At eleven regional facilities, SRI collects, sorts, cleans, inspects, packages, sterilizes, and delivers its reusable products on a just-in-time basis.

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

FINANCIAL STATEMENT PRESENTATION

         The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. The financial statements reflect the Company's year-end as December 31 for presentation purposes. There are 53 weeks in 1999 and 52 weeks in 1998 and 1997.

USE OF ESTIMATES IN FINANCIAL STATEMENTS

         The preparation of the consolidated financial statements conform to accounting principles generally accepted in the United States, and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and assumptions.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

COLLECTIBILITY OF ACCOUNTS RECEIVABLE

         The Company grants credit to customers who meet pre-established credit requirements. The Company does not require collateral when trade credit is granted to customers. Credit losses have been less than $35,000 for each period presented herein. The allowance for doubtful accounts at December 31, 1999 and 1998 is $90,000 and $50,000, respectively.

                            STERILE RECOVERIES, INC.

INVENTORIES

         Inventories consisting principally of consumables, supplies, and disposable surgical products are valued at the lower of cost or market, with cost being determined on the first-in, first-out method.

REUSABLE SURGICAL PRODUCTS

         Reusable surgical products are stated at historical cost, net of amortization. The products are amortized on a basis similar to the units of production method. Estimated useful lives are based on the estimated total number of available uses for each product. The expected total available usage for its products using the three principal fabrics (accounting for 85% of its products) are 75, 100, and 125 uses based on several factors including studies performed by management. Based on current reusable product turnover, the expected total available usage equates to a time period of approximately three to seven years. The estimates, however, are subject to revision if actual experience differs from the estimated available uses. Accumulated amortization at December 31, 1999 and 1998 approximates $8.5 million and $6.3 million, respectively.

         As of December 31, 1999 and 1998, the Company has a reserve for shrinkage of approximately $694,000 and $450,000 respectively, to account for the estimated amount of product at customer locations which will not be returned to the Company. The Company will continue to evaluate, at least quarterly, the actual shrinkage experience and product obsolescence and will review the provisions if deemed necessary. As of December 31, 1999 and 1998, the Company has a reserve for obsolescence of approximately $105,000 and $3,000, respectively.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets, or the term of the related leases for leasehold improvements, if less than the useful lives.

GOODWILL

         Goodwill from the acquisitions of Surgipro, RePak and NPAC is stated at cost less accumulated amortization using the straight-line method over 20 years for Surgipro and over 30 years for RePak and NPAC. During 1999, 1998 and 1997, goodwill amortization totaled approximately $202,000, $83,000 and $29,000, respectively. Accumulated amortization at December 31, 1999 and 1998 was approximately $338,000 and $136,000, respectively.

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

REVENUE RECOGNITION

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

                            STERILE RECOVERIES, INC.

         Revenues from two hospital groups accounted for approximately 23% and 11% of the Company's revenues in 1999, compared to 27% and 12% in 1998, respectively. No single hospital, however, accounted for more than 4% and 3% of the Company's revenues for the years ended December 31, 1999 and 1998, respectively.

INCOME TAXES

         The Company has applied the provisions of Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES (SFAS 109), which requires an asset and liability approach for financial accounting and reporting. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and lives that will be in effect when the differences are expected to reverse.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash, receivables, payables, accrued expenses and notes payable approximate fair value because of the short-term nature of these items. The fair value of the Company's long-term debt approximates its carrying amount as the interest rates change with market interest rates.

NET INCOME PER COMMON SHARE

         During 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, Earnings Per Share, (SFAS 128). SFAS 128 requires the presentation of both basic and diluted earnings per share. Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the dilutive effect of outstanding options calculated using the treasury stock method.

STOCK-BASED COMPENSATION

         The Company accounts for stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25). In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123). Under SFAS 123, the Company may elect to recognize stock-based compensation expense based on the fair value of the awards or continue to account for stock-based compensation under APB 25, and disclose in the consolidated financial statements the effects of SFAS 123 as if the recognition provisions were adopted.

         The Company accounts for any stock-based compensation arrangements not specifically addressed by APB 25 under the fair value provisions of SFAS 123, including options issued to non-employees. The pro forma disclosures required by SFAS 123 are provided for all stock-based compensation which are accounted for under APB 25.

RECENTLY ISSUED ACCOUNTING STANDARDS

         The Company has adopted in 1998 Statement of Position 98-1, (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP segments an internal use software project into stages and accounts for the project's costs based on the stage in which the costs are incurred. Specified costs for each application development stage are capitalized if the preliminary project stage is complete, management authorized the project, and completion of the project is probable. Capitalizable costs of internal-use software projects consist of (1) external direct costs of materials and services used to develop or purchase internal-use software, (2) payroll and payroll-related costs for time spent directly on the project by employees directly associated with the internal-use software project, and (3) interest costs incurred during the development of internal use software. The Company's adoption of this pronouncement did not materially impact its financial statements. The Company's policy was to capitalize internal-use software costs, accordingly, the Company capitalized approximately $1.2 million in 1998, which is included in property, plant and equipment. The Company capitalized an additional $300,000 in 1999 for its internal-use software project. On its completion of this project, the Company will amortize these costs over five years.

                            STERILE RECOVERIES, INC.

         In June 1998, SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued, and was required to be adopted in years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued, deferring the effective date of SFAS No. 133 for one year. This statement requires all derivatives to be recorded on the balance sheet at fair market value. This results in the offsetting changes in fair value or cash flows of both the hedge and the hedged item being recognized in earnings in the same period. Changes in fair value of derivatives not meeting the Statement's hedge criteria are included in income. The Company currently does not have any derivative instruments and is not involved in hedging activities and therefore does not expect the Statement to have an impact on its results of operations or financial position.

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified in order to conform to the 1999 presentation.

NOTE C--BUSINESS COMBINATIONS

         On February 26, 1999, the Company acquired NPAC, the reusable surgical product business of the textile rental segment of National Service Industries, Inc. The Company purchased the NPAC customer relationships and certain other assets of the business exclusive of property, plant and equipment for cash consideration of approximately $604,000, of which $449,000 has been allocated to goodwill. Goodwill is amortized over 30 years. The Company has accounted for the acquisition as a purchase and NPAC's operating results are included in the Company's operating results since the date of acquisition. Pro forma results are not materially different from historical results and therefore are not presented.

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

         The following unaudited pro forma results of operations for the years ended December 31, 1998 and 1997 assume the RePak acquisition described above had occurred at the beginning of the year prior to its acquisition, and do not purport to be indicative of the results that actually would have occurred if the acquisition had been made as of that date or of results which may occur in the future.

                                                       YEARS ENDED
                                                 --------------------------
                                                 DECEMBER 31,  DECEMBER 31,
                                                    1998          1997
                                                 ------------  ------------
                                                        (UNAUDITED)
                                                       (IN THOUSANDS)

Revenues                                           $58,262       $48,145
Net income                                         $ 4,017       $ 3,151
Net income available for common shareholders       $ 3,809       $ 2,943
Net income per common share - basic                $  0.67       $  0.52
Net income per common share - diluted              $  0.63       $  0.49

                            STERILE RECOVERIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE D--PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                                                  DECEMBER 31,
                                           USEFUL LIVES    --------------------------
                                             IN YEARS         1999           1998
                                           ------------    -----------    -----------
Land                                            --         $   429,460    $   429,460
Buildings                                       40           1,503,377      1,457,772
Leasehold improvements & signs                 2-18          3,956,879      1,852,780
Machinery and equipment                        3-12         10,718,283      8,486,522
Office furniture, equipment & computers        3-10          4,220,319      2,537,910
                                                           -----------    -----------
                                                            20,828,318     14,764,444
Less: Accumulated depreciation and
  amortization                                               4,164,303      2,722,608
                                                           -----------    -----------
                                                           $16,664,015    $12,041,836
                                                           ===========    ===========

         During 1999, 1998 and 1997, depreciation expense totaled approximately $1.5 million, $984,000, and $660,000, respectively.

NOTE E- NOTES PAYABLE TO BANK

         The Company's outstanding balance under its revolving credit facility with First Union National Bank was approximately $8.9 million and $2.4 million on December 31, 1999 and December 31, 1998, respectively.

         On March 24, 2000, the Company entered into an amendment of its revolving credit facility in which the revolving committed amount was increased from $15 million to $20 million. Under the terms of the amendment, the revolving committed amount will be reduced to $15 million on May 30, 2000. The Company may elect to utilize a portion of the additional $5 million prior to refinancing the entire credit facility to fund expenditures for additional surgical products and equipment; accordingly, the Company may be required to repay the additional revolver drawn down on or before May 30, 2000. Management anticipates refinancing its revolving credit facility with market interest rates and a maturity date beyond January 1, 2001 before May 30, 2000.

         Pursuant to amendments effective February 24, 1999, the facility is secured by substantially all of SRI's assets and has a maturity date of February 28, 2002. The facility's interest rate varies between 100 and 150 basis points over LIBOR (6.34% as of December 31, 1999), depending on the Company's leverage. The credit facility requires the Company to maintain (a) consolidated net worth of $34.9 million plus 75% of cumulative consolidated net income for each fiscal quarter occurring after February 24, 1999; (b) a consolidated leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charge coverage ratio of not less than
2.8 to 1.0. The credit facility restricts the Company in paying dividends, engaging in acquisition transactions, incurring additional indebtedness, and encumbering of assets.

         Total interest expense and related fees for 1999, 1998 and 1997 was approximately $320,000, $100,000, and $67,000, respectively.

NOTE F-NOTE PAYABLE CONVERSION

         In March 1996, the Company borrowed $1,000,000 from a director pursuant to an 8.5% Convertible Demand Promissory Note, of which $750,000 was convertible to Common Stock at $5.85 per share. The holder converted the convertible portion of this note on February 24, 1997 into 128,205 shares of common stock. The Company concurrently repaid the remaining $250,000 balance of the note. The Company incurred interest expense related to the demand note of $13,000 for the year ended December 31, 1997.

                            STERILE RECOVERIES, INC.

NOTE G--COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

         The Company leases offices, facilities, office equipment, and distribution vehicles under non-cancellable operating leases with terms ranging from one year to nine years. The office and processing facility leases contain various renewal options and escalating payments. At present, the Company intends to exercise certain aspects of these renewal options when the initial term expires. The vehicle leases contain contingent rentals based on mileage.

         Future minimum lease payments as of December 31, 1999 under leases in excess of one year are as follows:

       YEAR ENDING
       -----------

         2000                  $ 2,698,000
         2001                    2,228,000
         2002                    1,832,000
         2003                    1,176,000
         2004                    1,047,000
         Thereafter              3,520,000
                               -----------
              Total            $12,501,000
                               ===========

         Rental expense for the years ended December 31, 1999, 1998 and 1997 totaled $3,047,000, $1,701,000, and $1,571,000, (including contingent rentals of approximately $293,000, $237,000, and $211,000), respectively.

         As of February 1, 1999, the Company secured a $10.0 million lease financing agreement to provide financing for land, building and equipment for new processing facilities. The principal amount of this facility has recently been increased by an additional $573,000. The lease financing margins are substantially the same as under the Company's revolving line of credit. Under the agreement, the lessor purchases land, reimburses the Company for the facility's construction and equipment costs, and leases the completed facility to the Company for three years. The Company guarantees all lease payments and a substantial residual value for the facility when the lease term ends. Each lease agreement includes a purchase option for the Company at the original cost of the leased facility. The Company accounts for these leases as operating leases. Construction of two facilities that were financed under this agreement were completed in the third quarter of 1999 at a cost to the lessor of approximately $5.5 million and $5.0 million for the Stockton, California and Chattanooga, Tennessee facilities, respectively. The Company had no outstanding construction costs, reimbursable by the lessor, as of December 31, 1999. The Company incurred $105,000 and $86,000 in lease payments for its Stockton, California and Chattanooga, Tennessee facilities, respectively, in the twelve month period ended December 31, 1999.

PURCHASE AGREEMENT WITH STANDARD TEXTILE

         In conjunction with the RePak acquisition, the Company signed a procurement agreement with Standard Textile under which the Company agreed to purchase 80% of its reusable surgical products from Standard Textile. The Company's management believes that Standard Textile's prices are and will be comparable to prices available from other vendors. A significant percentage of the Company's business is dependent on its ability to obtain a key component of its liquid-proof surgical products from one principal vendor. Standard Textile's President and Chief Executive Officer became a director of the Company on August 31, 1998.

                            STERILE RECOVERIES, INC.

LEGAL PROCEEDINGS

         Neither the Company nor any of its property is subject to any litigation or other legal proceedings expected to have a material effect on the Company or its business.

MANAGEMENT INCENTIVE PLAN

         The Company has a Management Incentive Plan, the incentives of which are based on various performance factors and are adjusted to reflect the Company's overall performance as determined by the Board of Directors. Payment of the cash incentives is made at the end of the second month after the end of the incentive year. The participant must still be an employee of the Company at that time. Approximately $200,000, $212,000,and $295,000 of estimated incentives were recognized during the years ended December 31, 1999, 1998 and 1997, respectively.

MANAGEMENT EMPLOYMENT AGREEMENTS

         The Company has approved employment agreements with three executives in which each person would receive severance pay equal to two years of base salary in the event that the executive or employee is terminated following a change in control of the Company.

NOTE H--INCOME TAX

         The provision for income taxes for the years ended December 31 is as follows:

               1999          1998          1997
            ----------    ----------    ----------
Current     $1,762,000    $1,984,000    $1,778,000
Deferred       741,000       409,000        57,000
            ----------    ----------    ----------
Total       $2,503,000    $2,393,000    $1,835,000
            ==========    ==========    ==========


         Reconciliation of the federal statutory income tax rate of 34.0% to the effective income tax rate for the years ended December 31 is as follows:

                                       1999      1998     1997
                                      ------    ------   ------

Federal statutory income tax rate       34.0%     34.0%    34.0%
State income taxes, net of federal       5.2       4.6      4.5
Other, net                               (.4)       .8      1.1
                                      ------    ------   ------
                                        38.8%     39.4%    39.6%
                                      ======    ======   ======


         Significant components of the Company's deferred tax assets and liabilities are as follows:

                                           1999            1998
                                       -----------     -----------
Deferred tax assets:
         Inventory                     $   467,000     $   367,000
         Health insurance reserve           10,000          60,000
         Vacation pay accrual               76,000          88,000
         Other                              96,000          57,000
                                       -----------     -----------
                                           649,000         572,000

 Deferred tax liabilities:
         Depreciation                   (1,025,000)       (463,000)
         Software development costs       (502,000)       (251,000)
         Other                              (5,000)           --
                                       -----------     -----------
Net deferred income tax liability      $  (883,000)    $  (142,000)
                                       ===========     ===========

         During 1998, the Company acquired RePak which included a deferred tax asset of approximately $107,000.

                            STERILE RECOVERIES, INC.

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

NOTE J--STOCK OPTIONS

         The Company maintains three stock option plans, the 1995 Stock Option Plan, the 1996 Non-Employee Director Plan, and the 1998 Stock Option Plan.

THE 1995 STOCK OPTION PLAN

         The 1995 Stock Option Plan provides employees with incentive or non-qualified options to purchase up to 700,000 shares of Common Stock. On December 21, 1995, the Company granted non-qualified stock options covering a total of 94,000 shares of Common Stock to various employees at an exercise price of $5.85 per share. The exercise price represented the estimated fair value of the Company's Common Stock at the time of the grant, as approved by the Board of Directors based upon various factors including an independent third-party firm's valuation. None of the options vested until completion of the Company's initial public offering, and are then vested ratably over the four-year period following the completed offering. Since the offering, the Company has granted 700,000 options under this Plan. The options vest ratably over five years from the date of the grant. All outstanding options vest upon a change in control of the company. Options granted under the Employee Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement or termination of employment. Included in these options are options to purchase 140,000 shares issued to an employee who is also a director and an officer of the Company.

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

OTHER STOCK OPTIONS

         In October 1995, in conjunction with a financial consulting arrangement with an individual who became a director and an officer of the Company, the Company granted the individual a non-qualified stock option for 66,000 shares of its Common Stock at an exercise price of $4.43 a share which were exercisable as follows: (1) 22,000 shares upon the completion of an interim financing (completed in March 1996); and (2) 44,000 at the completion of an initial public offering. The exercise price was determined by the Board of Directors to approximate the estimated fair value of the Company's Common Stock at the date of grant based on various factors, including the Company's history of operating losses.

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

         If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below:

                                                  1999        1998       1997
                                                 ------      ------     ------

Net income                      As reported      $3,954      $3,686     $2,801
                                Pro forma        $2,973      $2,991     $2,390

Basic net income per share      As reported      $ 0.66      $ 0.64     $ 0.50
                                Pro forma        $ 0.49      $ 0.52     $ 0.43

Diluted net income per share    As reported      $ 0.63      $ 0.61     $ 0.48
                                Pro forma        $ 0.47      $ 0.50     $ 0.41

The fair value of each option grant is estimated on the date of grant using the Binomial options-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively, no dividend yield for all years, expected volatility of 61, 53, and 48 percent; risk-free interest rates of 7.5, 6.0, and 6.5 percent, and expected lives of 4.0, 4.0, and 4.1 years. The weighted average fair value of options granted during the years ended December 31, 1999, 1998 and 1997 are $5.91, $7.89, and $7.09, respectively.

                            STERILE RECOVERIES, INC.

A summary of the status of the Company's fixed stock option plan as of December 31, 1999, 1998 and 1997, and changes during the years ended on those dates is presented below:

                                                         WEIGHTED
                                                         AVERAGE
                                                         EXERCISE
                                          OPTIONS         PRICE
                                          -------       ----------
Outstanding as of December 31, 1996       424,000       $    7.83

         Granted                          252,500       $   16.45
         Exercised                        (10,500)      $    3.94
         Forfeited                        (34,800)      $   10.96
                                         --------       ---------
Outstanding as of December 31, 1997       631,200       $   11.17

         Granted                          132,500       $   17.26
         Exercised                         (4,900)      $    2.98
         Forfeited                        (55,800)      $   13.26
                                         --------       ---------
Outstanding as of December 31, 1998       703,000       $   12.21

         Granted                          216,000       $   11.18
         Exercised                        (12,000)      $    7.68
         Forfeited                        (14,500)      $   14.86
                                         --------       ---------
Outstanding as of December 31, 1999       892,500       $   11.98
                                         ========       =========

         The following table summarizes information concerning currently outstanding and exercisable stock options:


                                        WEIGHTED AVERAGE
                                            REMAINING
     RANGE OF                NUMBER        CONTRACTUAL     WEIGHTED AVERAGE
 EXERCISE PRICES           OUTSTANDING       (YEARS)        EXERCISE PRICE
 ---------------           -----------  ----------------   ----------------

   $ 4.43 - 5.85            134,000            5.9             $ 5.15
   $ 5.86 - 9.50            219,000            6.6             $ 9.33
   $ 9.51 - 17.50           440,000            8.3             $14.01
   $17.51 - 19.00            99,500            8.3             $18.00
                            -------                            ------
                            892,500                            $11.98
                            =======                            ======

EXERCISABLE SHARES
-------------------

    $ 4.43 - 5.85           120,400                            $ 5.07
    $ 5.86 - 9.50           132,400                            $ 9.42
    $ 9.51 - 17.50           95,599                            $16.30
    $17.51 - 19.00           19,900                            $18.00
                            -------                            ------
                            368,299                            $10.25
                            =======                            ======

         At December 31, 1998 and 1997, exercisable options totaled 263,400 and 156,400 at weighted average exercise prices of $8.85 and $6.46, respectively.

                            STERILE RECOVERIES, INC.

NOTE K-EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:


                                                                     YEARS ENDED DECEMBER 31,
                                                            ------------------------------------------
                                                               1999            1998           1997
                                                            -----------     -----------    -----------
BASIC

         Numerator:
             Net income                                     $ 3,954,310     $ 3,686,000    $ 2,801,000
             Less effect of dividends of preferred stock       (207,923)        (67,000)           --
                                                            -----------     -----------    -----------
             Net income available for common
             shareholders                                   $ 3,746,387     $ 3,619,000    $ 2,801,000
                                                            ===========     ===========    ===========

         Denominator:
             Weighted average shares outstanding              5,676,160       5,662,000      5,637,007
                                                            ===========     ===========    ===========
             Net income per common share - basic            $      0.66     $      0.64    $      0.50
                                                            ===========     ===========    ===========

DILUTED

         Numerator:
             Net income                                     $ 3,954,310     $ 3,686,000    $ 2,801,000
                                                            ===========     ===========    ===========
         Denominator:
             Weighted average shares outstanding              5,676,160       5,662,000      5,637,000
             Effect of dilutive securities:
             Employee stock options                              79,276         172,000        212,000
             Convertible preferred stock                        566,667         185,000           --
             Convertible notes                                     --              --           13,000
                                                            -----------     -----------    -----------
                                                              6,322,103       6,019,000      5,862,000
                                                            ===========     ===========    ===========
         Net income per common share - diluted              $      0.63     $      0.61    $      0.48
                                                            ===========     ===========    ===========

         Options to purchase 538,870, 371,000 and 186,500 shares of common stock were not included for all or a portion of the 1999, 1998 and 1997 computation of diluted net income per common share, respectively, as the options' exercise prices were greater than the average market price of the common shares and therefore the effect would be anti-dilutive.

                            STERILE RECOVERIES, INC.

NOTE L - 1999 EMPLOYEE BENEFIT PLAN

         Effective February 1, 1999, the Company sponsors the Sterile Recoveries, Inc. 401(k) Plan (the "Plan"), a defined contribution plan established under Section 401(k) of the U.S. Internal Revenue Code. Employees are eligible to contribute voluntarily to the Plan after one year of continued service, satisfying 1,000 hours of service, and attaining age 21. At its discretion, the Company may contribute 25% of the first 4% of the employee's contribution. The Plan allows for employee elective contributions up to an amount equivalent to 15% of salary. Employees are always vested in their contributed balance and vest ratably in the Company's contribution over six years. For the year ended December 31, 1999, the expense related to the Plan was approximately $89,000.

NOTE M - RELATED PARTY TRANSACTIONS

         SRI paid $394,000, $24,000, and $76,000 in 1999, 1998 and 1997 to a
company to design and supply the components for water reclamation systems for SRI facilities. A director and shareholder of SRI owns the company providing these services to SRI.

         During 1999, 1998 and 1997, the Company paid approximately $73,000, $76,000, and $20,000 respectively, to corporate law firms. A member of each law firm was a shareholder of the Company when these services were rendered.

         During 1999 and 1998, the Company paid approximately $7,400,000 and $127,000 respectively, to a company for the purchase of reusable surgical products. This company is owned and managed by a shareholder and outside director of SRI.


                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                            STERILE RECOVERIES, INC.

              COLUMN A                  COLUMN B         COLUMN C          COLUMN D           COLUMN E
------------------------------------  ------------     ------------     --------------       ------------

                                        BALANCE AT       CHARGED TO                            BALANCE
                                        BEGINNING        COSTS AND         DEDUCTIONS          AT END
            DESCRIPTION                 OF PERIOD        EXPENSES          (DESCRIBE)         OF PERIOD
--------------------------------      ------------     ------------     ---------------      -----------
Allowance for doubtful accounts:

   Year ended December 31, 1997:      $    35,000      $    36,000      $   (32,000)(1)      $    39,000

   Year ended December 31, 1998:      $    39,000      $    11,607      $      (607)(1)      $    50,000

   Year ended December 31, 1999:      $    50,000      $    39,322      $       678(2)       $    90,000

Reserve for shrinkage:

   Year ended December 31, 1997:      $   135,000      $   606,000      $  (546,000)(3)      $   195,000

   Year ended December 31, 1998:      $   195,000      $ 1,523,000      $(1,268,000)(3)      $   450,000

   Year ended December 31, 1999:      $   450,000      $ 1,742,000      $(1,498,000)(3)      $   694,000

Reserve for obsolescence:

   Year ended December 31, 1997:      $     4,000      $      --        $      --            $     4,000

   Year ended December 31, 1998:      $     4,000      $      --        $    (1,000)(3)      $     3,000

   Year ended December 31, 1999:      $     3,000      $   102,000      $      --            $   105,000

(1) Write-offs of uncollectible accounts
(2) Write-off recoveries were greater than write-offs of uncollectible accounts
(3) Write-offs of reusable products

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company had experienced a change in its accountants in fiscal year 1999, which was previously reported pursuant to Form 8-K filed with the Commission on April 9, 1999.

                                    PART III

ITEM 10:          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item concerning the Company's executive officers and directors is incorporated by reference to the information set forth under the captions "Proposal No. 1: Election of Directors" and "Other Information" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 11: EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the information set forth under the caption "Executive Officer Compensation" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information required by this Item is incorporated by reference to the information set forth under the caption "Other Information" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the information set forth under the caption "Certain Relationships" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON  FORM 8-K

(a)1.    The following Financial Statements of the Registrant are included in
         Part II, Item 8, Page 16

         Reports of Independent Certified Public Accountants .................17
         Consolidated Statements of Income for Years Ended
            December 31, 1999, 1998 and 1997 .................................20
         Consolidated Balance Sheets at December 31, 1999 and 1998 ...........19
         Consolidated Statements of Shareholders' Equity for Years Ended
            December 31, 1999, 1998 and 1997 .................................21
         Consolidated Statements of Cash Flow for Years Ended
            December 31, 1999, 1998 and 1997 .................................22
         Notes to Consolidated Financial Statements ..........................23

   2.    Financial Statement Schedules of the Registrant: See (d) below.

(b) Reports on Form 8-K: The Company did not file a report on Form 8-K during the last quarter of 1999.

(c)      Exhibits: See Exhibit Index.

(d)      Financial Statements Schedule: The valuation and qualifying accounts schedule is provided and all other financial statement schedules are omitted because of the absence of the conditions under which they are required.

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

3.1(1)      Restated Articles of Incorporation of the Company.

3.2(1)      Bylaws of the Company.

3.3(6) First Amendment to Restated Articles of Incorporation dated as of August 31, 1998, of the Company (for Series A Preferred Stock).

4.1(1)      Specimen certificate for Common Stock of the Company.

4.2(8) Trust Indenture dated as of February 1, 1999, between First Union National Bank and the Industrial Development Board of Hamilton County, Tennessee.

4.3(9) Trust Indenture dated as of June 1, 1999, between First Union National Bank and First Security Bank, National Association.

10.1(1)     1995 Stock Option Plan, as amended, of the Company.

10.2(1) Form of Stock Option Agreement between the Company and participants under the 1995 Stock Option Plan.

10.3(1) Form of Indemnity Agreement between the Company and each of its executive officers.

10.4(1) Form of Registration Rights Agreement executed in connection with the private placement of Common Stock.

10.5(3) Employment Agreement between the Company and each of Messrs. Isel, Peterson and Boosales:
            (a) Isel
            (b) Peterson
            (c) Boosales

EXHIBIT
NUMBER                 EXHIBIT DESCRIPTION
--------               -------------------

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

10.15(1)    Stock Option Agreement dated as of October 18, 1996, between Bertram
            T. Martin, Jr. and the Company.

10.16(3) Stock Option Agreement dated as of May 2, 1996, between James M. Emanuel and the Company.

10.17(1)    1996 Non-Employee Director Stock Option Plan of the Company.

10.18(3) Retention Agreements between the Company and each of Messrs. Isel, Peterson and Boosales:
            (a) Isel
            (b) Peterson
            (c) Boosales

10.19(4)    Amendments No. 2 and 3 to the 1995 Stock Option Plan of the Company.

10.20(5) Stock Option Agreement dated November 21, 1997, between Bertram T. Martin, Jr. and the Company.

10.21(5) Corporate Service Agreement dated October 21, 1997, between Standard Textile Co., Inc. and the Company.

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION
--------                       -------------------



10.22(5) Corporate Service Agreement dated October 31, 1997, between Health Services Corporation of America and the Company.

10.23(5)    1998 Stock Option Plan of the Company.

10.24(6) Registration Rights Agreement dated August 31, 1998, between the Company and Standard Textile Co., Inc.

10.25(7) Procurement Agreement dated August 31, 1998, between the Company and Standard Textile Co., Inc.

10.26(8) Promissory Note dated as of February 24, 1999, executed by the Company in favor of First Union National Bank.

10.27(8) Credit Agreement dated as of February 24, 1999, between the Company and First Union National Bank (Revolving Line of Credit).

10.28(8) Security Agreement dated as of February 1, 1999, between the Company and First Union National Bank (Revolving Line of Credit).

10.29(8) Participation Agreement dated as of February 1, 1999, among the Company, First Union National Bank, and First Security Bank, National Association (lease facility).

10.30(8) Credit Agreement dated as of February 1, 1999, between First Security Bank, National Association and First Union National Bank (lease facility).

10.31(8) Lease Agreement dated as of February 1, 1999, between the Company and First Security Bank, National Association.

10.32(9) Lease Agreement dated as of June 15, 1999, between the Company and ProLogis Limited Partnership IV.

10.33 Lease Agreement dated as of June 10, 1999, between the Company and Riggs & Company, a division of Riggs Bank, N.A., as Trustee of the Multi-Employer Property Trust, a trust organized under 12 C.F.R.
            Section 9.18.

10.34 Lease Agreement dated as of March 22, 1999, between the Company and Aldo Abate (lease facility)

23.1        Consent of Grant Thornton LLP.

23.2        Consent of Ernst & Young LLP.

27          Financial Data Schedules (for SEC use only).

-------
(1) Incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996.

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

(6) Incorporated by reference to the Current Report on Form 8-K dated August 31, 1998, and filed by the Registrant on September 8, 1998.

(7) Incorporated by reference to the Quarterly Report on Form 10-Q for the third quarter of 1998 filed by the Registrant on November 13, 1998.

(8) Incorporated by reference to the Quarterly Report on Form 10-Q for the 1998 third quarter filed by the Registrant on March 23, 1999.

(9) Incorporated by reference to the Quarterly Report on Form 10-Q for the 1999 third quarter filed by the Registrant on November 11, 1999.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                           STERILE RECOVERIES, INC.

                                           BY: /s/ RICHARD T. ISEL
                                               ----------------------
                                               Richard T. Isel
                                               Chairman, President
                                               and CEO

Dated: March 28, 2000

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          SIGNATURE                     TITLE                          DATE
          ---------                     -----                          ----

   /s/ RICHARD T. ISEL          Chairman, President and         March 28, 2000
-------------------------       Chief Executive Officer
       Richard T. Isel          and Director


  /s/ WAYNE R. PETERSON         Executive Vice President and    March 28, 2000
-------------------------       Director
      Wayne R. Peterson


  /s/ JAMES T. BOOSALES         Executive Vice President,       March 28, 2000
-------------------------       Chief Financial Officer and
      James T. Boosales         Director


 /s/ JAMES M. EMANUEL           Director                        March 20, 2000
-------------------------
     James M. Emanuel


 /s/ LEE R. KEMBERLING          Director                        March 20, 2000
-------------------------
     Lee R. Kemberling


 /s/ GARY L. HEIMAN             Director                        March 21, 2000
-------------------------
     Gary L. Heiman