Form 10-Q
period 2000-03-31
STERILE RECOVERIES INC
filed 2000-05-15
CIK 1014041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to __________


                        Commission File Number: 000-20997

                            STERILE RECOVERIES, INC.
             (Exact name of Registrant as specified in its Charter)

         FLORIDA                                        59-3252632
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

Number of outstanding shares of each class of Registrant's Common Stock as of May 1, 2000:

                    Common Stock, par value $.001 - 5,676,794

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I            FINANCIAL INFORMATION

   Item 1   Condensed Consolidated Financial Statements

                    Condensed Consolidated Statements of Income
                     for the three months ended March 31, 2000
                     (unaudited) and the three months ended March 31,
                     1999 (unaudited) ....................................... 1

                    Condensed Consolidated Balance Sheets as of
                     March 31, 2000 (unaudited) and December
                     31, 1999................................................  2

                    Condensed Consolidated Statements of Cash
                     Flows for the three months ended March 31,
                     2000 (unaudited) and March 31, 1999 (unaudited).........  3

                    Notes to Condensed Consolidated Financial
                     Statements (unaudited)..................................  4

   Item 2   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations ....................  6


PART II                          OTHER INFORMATION

   Item 1   Legal Proceedings................................................ 11

   Item 2   Changes in Securities............................................ 11

   Item 3   Defaults Upon Senior Securities ................................. 11

   Item 4   Submission of Matters to a Vote of Security Holders.............. 11

   Item 5   Other Information ............................................... 11

   Item 6   Exhibits and Reports on Form 8-K................................. 11


SIGNATURE ................................................................... 12

                         PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

                            STERILE RECOVERIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share date)
                                   (unaudited)

                                                    Three Months Ended
                                               March 31,         March 31,
                                                 2000              1999
                                              ----------         ---------
Revenues                                       $ 18,332           $ 17,058
Cost of revenues                                 12,920             11,498
                                              ----------         ---------
     Gross profit                                 5,412               5,560

Distribution expenses                             1,362               1,266
Selling and administrative expenses               2,829               2,267
                                              ---------          ----------
     Income from operations                       1,221               2,027

Interest expense, net                               218                  65
                                              ---------        ------------
     Income before income tax expense             1,003               1,962

Income tax expense                                  391                 756
                                              ---------         -----------
      Net income                               $    612          $    1,206
                                               ========          ==========

Dividends on preferred stock                         51                  55
                                              ---------        ------------
Net income available for common shareholders   $    561          $    1,151
                                               ========          ==========

Net income per common share - basic            $   0.10         $      0.20
                                               ========         ===========

Net income per common share - diluted          $   0.10         $      0.19
                                               ========         ===========
Weighted average common shares
outstanding - basic                               5,677               5,674
                                               ========         ===========
Weighted average common shares
outstanding - diluted                             6,257               6,339
                                               ========          ==========

   The accompanying notes are an integral part of these financial statements.

                            STERILE RECOVERIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                March. 31,       December 31,
                                                   2000             1999
                                                -------------    ------------
                                                (unaudited)

                           ASSETS

Cash and cash equivalents                      $        61      $       37
Accounts receivable, net                             9,523           8,614
Inventories                                          5,390           3,311
Prepaid expenses and other assets                    1,491           2,052
Reusable surgical products, net                     21,848          19,796
Property, plant and equipment, net                  18,931          16,664
Goodwill, net                                        5,626           5,681
                                                ----------        --------
       Total assets                              $  62,870        $ 56,155
                                                 =========        ========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable to bank                            $  13,241       $   8,852
Accounts payable                                     6,703           5,574
Employee related accrued expenses                    1,276           1,076
Other accrued expenses                               1,232             796
Deferred tax liability                                 883             883
                                               -----------       ---------
      Total liabilities                             23,335          17,181

Shareholders' equity
   Preferred stock                                       1               1
   Common stock                                          6               6
  Additional paid-in capital                        27,427          27,427
  Retained earnings                                 12,101          11,540
                                                ----------       ---------
     Total shareholders' equity                     39,535          38,974
                                                ----------       ---------
     Total liabilities and shareholders' equity  $  62,870        $ 56,155
                                                 =========        ========

   The accompanying notes are an integral part of these financial statements.

                            STERILE RECOVERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                    Three Months Ended March 31,
                                                           2000           1999
                                                         --------     --------
Cash flows from operating activities
  Net income                                             $    612     $  1,206
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                            461          391
     Amortization of reusable surgical products             1,111          971
     Provision for reusable surgical products shrinkage       500          457
     Change in assets and liabilities (net of business
        combination):
        Accounts receivable, net                             (908)        (223)
        Inventories                                        (2,078)          34
        Prepaid expenses and other assets                     562         (244)
        Accounts payable                                    1,129         (603)
        Other accrued and employee related expenses           636          846
                                                         --------     --------
            Net cash provided by operating activities       2,025        2,835
                                                         --------     --------

Cash flows from investing activities
  Purchases of property, plant and equipment               (2,674)        (782)
  Purchases of reusable surgical products                  (3,665)      (1,682)
  Reimbursable construction costs                               0       (1,673)
  Payment for acquisition of business                           0         (633)
                                                         --------     --------
            Net cash used in investing activities          (6,339)      (4,770)
                                                         --------     --------

Cash flows from financing activities
  Net borrowings on notes payable to bank                   4,389        2,115
  Net proceeds from issuance of common stock                    0           93
  Dividends paid                                              (51)        (102)
                                                         --------     --------
            Net cash provided by financing activities       4,338        2,106
                                                         --------     --------

  Increase in cash                                             24          171
  Cash and cash equivalents at beginning of period             37          172
                                                         --------     --------
  Cash and cash equivalents at end of period             $     61     $    343
                                                         ========     ========

Supplemental cash flow information
    Cash paid for interest                               $    183     $     52
                                                         ========     ========
    Cash paid for income taxes                           $    212     $    144
                                                         ========     ========

Supplemental schedule of non-cash investing activities
    Acquisition of business
       Fair value of assets acquired                            0     $    633
       Cash paid                                         $      0     $   (633)
                                                         --------     --------
              Liabilities incurred or assumed            $      0     $      0
                                                         ========     ========


   The accompanying notes are an integral part of these financial statements.

                            STERILE RECOVERIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       BASIS OF PRESENTATION

             The accompanying unaudited condensed consolidated financial statements of Sterile Recoveries, Inc. (the "Company") have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting principles for interim financial statements and include those accounting policies disclosed in the Company's Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2000. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K.

             The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. There are 13 weeks and 14 weeks included for the three month periods ended March 31, 2000 and March 31, 1999, respectively.

2.       LINE OF CREDIT

             The Company's outstanding balance under its revolving credit facility with First Union National Bank was approximately $13.2 million and $5.8 million on March 31, 2000 and March 31, 1999, respectively.

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

             Pursuant to amendments effective February 24, 1999, the facility is secured by substantially all of SRI's assets and has a maturity date of February 28, 2002. The facility's interest rate varies between 100 and 150 basis points over LIBOR (6.15% as of March 31, 2000), depending on the Company's leverage. The credit facility requires the Company to maintain (a) consolidated net worth of $34.9 million plus 75% of cumulative consolidated net income for each fiscal quarter occurring after February 24, 1999; (b) a consolidated leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charge coverage ratio of not less than
2.8 to 1.0. The credit facility restricts the Company in paying dividends, engaging in acquisition transactions, incurring additional indebtedness, and encumbering assets.

3.       COMMITMENTS AND CONTINGENCIES

             As of February 1, 1999, the Company secured a $10.0 million lease financing agreement to provide financing for land, building and equipment for new processing facilities. The principal amount of this facility was increased by an additional $573,000 in the third quarter of 1999. The lease financing margins are substantially the same as under the Company's revolving line of credit. Under the agreement, the lessor purchases land, reimburses the Company for the facility's construction and equipment costs, and leases the completed facility to the Company for three years. The Company guarantees all lease payments and a substantial residual value for the facility when the lease term ends. Each lease agreement includes a purchase option for the Company at the original cost of the leased facility. The Company accounts for these leases as operating leases. Construction of two facilities that were financed under this agreement were completed in the third quarter of 1999 at a cost of approximately $5.5 million and $5.0 million for the Stockton, California and Chattanooga, Tennessee facilities, respectively. The Company had no outstanding construction costs reimbursable by the lessor as of March 31, 2000, and $2.0 million of those costs as of March 31, 1999. The Company incurred $75,954 and $65,729 in lease payments for its Stockton, California and Chattanooga, Tennessee facilities, respectively, in the three month period ended March 31, 2000.

3.       EARNINGS PER SHARE

             The following table sets forth the computation of basic and diluted earnings per share:
                                                       Three Months Ended
                                                             March 31,
                                                       2000           1999
                                                     ---------     ---------
                                                        (In thousands, except
                                                           per share data)
                                                             (unaudited)
BASIC
  Numerator:
       Net income                                     $     612     $   1,206
       Less effect of dividends of preferred stock          (51)          (55)
                                                      ---------     ---------
       Net income available for common shareholders   $     561     $   1,151
                                                      =========     =========
   Denominator:
        Weighted average shares outstanding               5,677         5,674
                                                      =========    ==========
        Net income per common share - basic           $    0.10    $     0.20
                                                      =========    ==========
DILUTED
  Numerator:
     Net income                                        $    612      $  1,206
                                                       ========      ========
  Denominator:
     Weighted average shares outstanding                  5,677         5,674
      Effect of dilutive securities:
        Employee stock options                               13            98
        Convertible preferred stock                         567           567
                                                      ---------     ---------
                                                          6,257         6,339
                                                       ========      ========

  Net income per common share - diluted               $   0.10       $   0.19
                                                      =========      ========

         Options to purchase 895,000 and 483,500 shares of common stock for the three month periods ended March 31, 2000 and March 31, 1999, respectively, were not included for all or a portion of the computation of diluted net income per common share as the options' exercise prices were greater than the average market price of the common shares, and therefore the effect would be anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

          The Company provides hospitals and surgery centers with a comprehensive surgical procedure-based delivery and retrieval service for reusable gowns, towels, drapes, and basins, and provides other disposable products necessary for surgery. At eleven regional facilities, the Company collects, sorts, cleans, inspects, packages, sterilizes and delivers its reusable products on a just-in-time basis. The Company offers an integrated "closed-loop" reprocessing service that uses two of the most technologically advanced reusable textiles: (i) a GORE(R) Surgical Barrier Fabric for gowns and drapes that is breathable yet liquidproof and provides a viral/bacterial barrier and (ii) an advanced microfiber polyester surgical fabric for gowns and drapes that is liquid and bacterial resistant. The Company believes that its reusable surgical products made from these fabrics provide protection and comfort that are superior to disposable alternatives.

          In 1998, the Company introduced its new service, Surgical Express, which uses daily delivery and retrieval to provide customers an expanded program of products and services. Surgical Express is an outsourced Surgical Case Cart Management Program, which the Company expects will reduce hospital and surgery center processing costs and their investment in surgical products. The Company expects this direct from manufacturer to surgical suite program will, in the future, include management of a broad range of reusable and disposable products, including instruments used in surgery.

          The Company opened two new reprocessing facilities in Stockton, California and Chattanooga, Tennessee in the third quarter of 1999. These new facilities now serve a portion of the customers previously served by the Long Beach, California and Raleigh, North Carolina facilities.

RESULTS OF EARNINGS

         The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in the statement of income of the Company.

                                          Three Months
                                         Ended March 31,
                                       2000          1999
                                      ------       ------
Revenues                               100.0%       100.0%
Cost of revenues                        70.5         67.4
                                      ------       ------
     Gross profit                       29.5         32.6
Distribution expenses                    7.4          7.4
Selling and administrative expenses     15.4         13.3
                                      ------       ------
     Income from operations              6.7         11.9
Interest expense, net                    1.2          0.4
                                      ------       ------
     Income before income taxes          5.5         11.5
Income tax expense                       2.2          4.4
                                      ------       ------
Net income                               3.3 %        7.1%
                                      ========     =======


GORE(R) Surgical Barrier Fabric is a registered trademark of W.L. Gore & Associates, Inc.

THREE MONTHS ENDED MARCH 31, 2000  COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         REVENUES. Revenues increased $1.3 million, or 7.5%, to $18.3 million in the first quarter of 2000, from $17.0 million in the first quarter of 1999. The revenue increases were attributable primarily to new customers in the Company's Surgical Express program.

         GROSS PROFIT. Gross profit decreased $148,000, or 2.7%, to $5.4 million in the first quarter of 2000, from $5.6 million in the first quarter of 1999. As a percentage of revenues, gross profit decreased by 3.1% to 29.5% in the first quarter of 2000, from 32.6% in the first quarter of 1999. Gross profit decreases for the first quarter of 2000 were primarily due to additional costs associated with the new reusable facilities in Stockton, California and Chattanooga, Tennessee, and the new disposable products facility in Plant City, Florida.

         DISTRIBUTION EXPENSES. Distribution expenses increased $96,000, or 7.6%, to $1.4 million in the first quarter of 2000, from $1.3 million in the first quarter of 1999. As a percentage of revenues, distribution expenses remained the same at 7.4% in the first quarter of 2000 and in the first quarter of 1999. The increase in distribution expenses as a percentage of revenues resulted primarily from new truck routes added for new customers and significantly higher fuel costs.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $562,000, or 24.8%, to $2.8 million in first quarter of 2000, from $2.3 million in the first quarter of 1999. As a percentage of revenues, selling and administrative expenses increased 2.1% to 15.4% in the first quarter of 2000 from 13.3% in the first quarter of 1999. Expenses increased due to the significant efforts the Company made to expand its product offering with instruments, to introduce its Surgical Express program, and due to severance expense.

         INCOME FROM OPERATIONS. Income from operations decreased $806,000, or 39.8%, to $1.2 million in the first quarter of 2000, from $2.0 million in the first quarter of 1999. As a percentage of revenues income from operations decreased 5.2% to 6.7% for the first quarter of 2000 from 11.9% for the first quarter of 1999 as a result of the increased costs described above.

         INTEREST EXPENSE, NET. Interest expense increased $153,000 to $218,000 in the first quarter of 2000 compared to $65,000 in the first quarter of 1999, primarily due to higher borrowings under the Company's revolving credit facility.

         INCOME TAX EXPENSE. Income tax expense decreased $365,000 to $391,000 in the first quarter of 2000, compared to $756,000 in the first quarter of 1999. The Company's effective tax rate is 39.0%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of capital have been cash flows from operations, sales of its debt and equity securities, including the offering, operating leases for facilities and distribution vehicles, and borrowings under its working capital loan and lease financing facilities.

         The Company's positive cash flow provided by operating activities was $2.0 million during the first quarter of 2000 compared to $2.8 million during the first quarter of 1999. The decrease in cash from operating activities resulted primarily from decreased net income before amortization, shrinkage, and depreciation expense, and increased inventories, and was partially offset by an increase in accounts payable.

         The Company used approximately $1.6 million more net cash in investing activities in the first quarter of 2000 than in the first quarter of 1999. To support sales growth, the Company made capital expenditures in the first quarter of 2000 for equipment of $2.7 million and for reusable surgical products of $3.7 million, compared to $782,000 for equipment and $1.7 million for reusable surgical products during the first quarter of 1999. These expenditures were funded primarily from cash provided by operating activities and borrowings under the Company's revolving credit facility.

         The Company continues to invest in more reusable surgical products, primarily to support anticipated increases in business. The Company's business is capital intensive and will require substantial capital expenditures for additional surgical products and equipment during the next several years to achieve its operating and expansion plans. To adequately service a new customer, the Company estimates that it makes an investment in new reusable surgical products and carts equal to approximately 45% of the projected first year revenue from the customer. The Company estimates capital expenditures for new carts and reusable surgical products will be approximately $1.2 million per month for the next 12 months, although the amount will fluctuate with the growth of its reusable business. The Company has in recent years spent $2.5 million in a continuing project to upgrade its technology software and related hardware, of which it incurred and capitalized $358,000 in the first quarter of 2000, as it completed this project. In addition, the Company has spent $3.3 million to expand and further equip its Cincinnati facility, of which $1.1 million was spent in the first quarter of 2000. The Company expects to spend $700,000 more in the balance of 2000 to complete these improvements.

         The Company's outstanding balance under its revolving credit facility with First Union National Bank was approximately $13.2 million on March 31, 2000 and $5.8 on March 31, 1999. On March 24, 2000, the Company entered into an amendment of its revolving credit facility in which the revolving committed amount was increased from $15 million to $20 million. Under the terms of the amendment, the revolving committed amount will be reduced to $15 million on May 30, 2000. The Company may elect to utilize a portion of the additional $5 million prior to refinancing the entire credit facility to fund expenditures for additional surgical products and equipment; accordingly, the Company may be required to repay the additional revolver drawn down on or before May 30, 2000. Management anticipates refinancing its revolving credit facility with market interest rates and a maturity date beyond January 1, 2001 before May 30, 2000.

         Pursuant to amendments effective February 24, 1999, the facility is secured by substantially all of the Company's assets and has a maturity date of February 28, 2002. The credit facility's interest rate varies between 100 and 150 basis points over LIBOR (6.15% as of March 31, 2000), depending on the Company's leverage. The credit facility requires the Company to maintain (a) consolidated net worth of $34.9 million plus 75% of cumulative consolidated net income for each fiscal quarter occurring after February 24, 1999; (b) a consolidated leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charge coverage ratio of not less than 2.8 to 1.0. The credit facility restricts the Company's payment of dividends, acquisition transactions, additional indebtedness, and encumbering assets.

         As of February 1, 1999, the Company secured a $10.0 million lease financing arrangement to acquire land, building, and equipment for its two new reprocessing facilities in Stockton, California and Chattanooga, Tennessee. The principal amount of the facility was increased by an additional $573,000 in the third quarter of 1999. The lease financing margins are substantially the same as under the Company's credit facility. Under the agreement, the lessor purchases land, reimburses the Company for the facility's construction and equipment costs, and leases the completed facility to the Company for three years. The Company guarantees all lease payments and a substantial residual value for the facility when the lease term ends. The Company receives a purchase option at the original cost of the leased facility. The Company accounts for these leases as operating leases. The Company incurred $75,954 and $65,729 in lease payments for its Stockton, California and Chattanooga, Tennessee facilities, respectively, in the first quarter of 2000.

         As of March 31, 2000, the Company had cash of approximately $61,000. The Company believes that its cash flows from operating activities and funds available under its credit facility as anticipated to be expanded will be sufficient to fund its growth and anticipated capital requirements for the next twelve months.

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

         DEPENDENCE ON SIGNIFICANT CUSTOMERS AND MARKET CONSOLIDATION. During the first quarter of 2000, Columbia/HCA Healthcare Corporation ("Columbia") and Premier, Inc. ("Premier") hospitals, with which the Company currently does business, accounted for approximately 11% and 22% of the Company's revenues respectively, compared to 12% and 23% respectively in the first quarter of 1999. The Company has in each of its last five years continued to grow its business with Columbia and Premier member hospitals. Although each Columbia and Premier hospital currently makes its purchasing decisions on an individual basis, and no single hospital accounted for more than 2% of the Company's sales, the loss of a substantial portion of the Columbia or Premier hospitals' business would have a material adverse effect on the Company.

         COMPETITION. The Company's business is highly competitive. The Company's competitors include a number of distributors and manufacturers, as well as the in-house reprocessing operations of hospitals. Certain of the Company's existing and potential competitors possess substantially greater resources than the Company, and their disposable products. Some of the Company's competitors, including Allegiance Corporation, serve as the sole supplier of a wide assortment of products to a significant number of hospitals. Although the Company offers a substantial array of surgical products, many of its competitors have a greater number of products for the entire hospital, which in some instances is a competitive disadvantage for the Company. There is no assurance that the Company will be able to compete effectively with existing or potential competitors.

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

Item 2.  Changes in  Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

EXHIBIT
NUMBER   EXHIBIT DESCRIPTION
------   -------------------

10.35 Amendment No. 2 to Credit Agreement dated as of March 24, 2000 between the Company and First Union National Bank

10.36 Replacement Revolving Note dated as of March 24, 2000, executed by the Company in favor of First Union National Bank

27       Financial Data Schedule (for SEC use only)

REPORTS ON FORM 8-K

The Company did not file a report on Form 8-K during the first quarter of 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             STERILE RECOVERIES, INC.


Date:  May 12, 2000                          By: /s/   James T. Boosales
                                                 ----------------------------
                                                   Executive Vice President
                                                   Chief Financial Officer