Form 10-Q
period 2000-06-30
STERILE RECOVERIES INC
filed 2000-08-14
CIK 1014041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

    (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended JUNE 30, 2000

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

          Yes [X]     No [ ]

Number of outstanding shares of each class of Registrant's Common Stock as of August 1, 2000:

                    Common Stock, par value $.001 - 5,676,794

                                      INDEX

                                                                                      PAGE
                                                                                      ----
    PART I            FINANCIAL INFORMATION

         Item 1   Condensed Consolidated Financial Statements

                     Condensed Consolidated Statements of Income
                     for the three months and six months ended June 30,
                     2000 (unaudited) and the three months and six months
                     ended June 30, 1999 (unaudited) .................................  1

                     Condensed Consolidated Balance Sheets as of
                     June 30, 2000 (unaudited) and December
                     31, 1999.........................................................  2

                     Condensed Consolidated Statements of Cash
                     Flows for the three and six months ended
                     June 30, 2000 (unaudited) and June 30, 1999
                     (unaudited)......................................................  3

                     Notes to Condensed Consolidated Financial
                     Statements (unaudited)...........................................  4

         Item 2   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations .............................  6


 PART II                      OTHER INFORMATION

         Item 1   Legal Proceedings................................................... 11

         Item 2   Changes in Securities............................................... 11

         Item 3   Defaults Upon Senior Securities .................................... 11

         Item 4   Submission of Matters to a Vote of Security Holders................. 11

         Item 5   Other Information .................................................. 11

         Item 6   Exhibits and Reports on Form 8-K.................................... 11


 SIGNATURE ........................................................................... 13

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

                            STERILE RECOVERIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share date)
                                   (unaudited)

                                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                                     JUNE 30,               JUNE 30,
                                                 2000       1999          2000      1999
                                                -------    -------       -------    -------
Revenues                                        $19,662    $17,170       $37,993    $34,228
Cost of revenues                                 13,430     11,396        26,349     22,894
                                                -------    -------       -------    -------
   Gross profit                                   6,232      5,774        11,644     11,334

Distribution expenses                             1,309      1,292         2,671      2,558
Selling and administrative expenses               2,798      2,349         5,627      4,616
                                                -------    -------       -------    -------
   Income from operations                         2,125      2,133         3,346      4,160

Interest expense, net                               299         78           516        143
                                                -------    -------       -------    -------
   Income before income tax expense               1,826      2,055         2,830      4,017

Income tax expense                                  712        795         1,103      1,551
                                                -------    -------       -------    -------
   Net income                                   $ 1,114    $ 1,260       $ 1,727    $ 2,466
                                                =======    =======       =======    =======

Dividends on preferred stock                         51         51           102        106
                                                -------    -------       -------    -------
Net income available for common shareholders    $ 1,063    $ 1,209       $ 1,625    $ 2,360
                                                =======    =======       =======    =======

Net income per common share - basic             $  0.19    $  0.21       $  0.29    $  0.42
                                                =======    =======       =======    =======
Net income per common share - diluted           $  0.18    $  0.20       $  0.28    $  0.39
                                                =======    =======       =======    =======

Weighted average common shares
outstanding - basic                               5,677      5,677         5,677      5,676
                                                =======    =======       =======    =======
Weighted average common shares
outstanding - diluted                             6,284      6,335         6,270      6,337
                                                =======    =======       =======    =======

   The accompanying notes are an integral part of these financial statements.

                            STERILE RECOVERIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                      JUNE 30,      DECEMBER 31,
                                                        2000            1999
                                                     ---------      -----------
                                                    (unaudited)

                           ASSETS

Cash and cash equivalents                              $    56        $    37
Accounts receivable, net                                 9,094          8,614
Inventories                                              4,962          3,311
Prepaid expenses and other assets                          950          2,052
Reusable surgical products, net                         20,750         19,796
Property, plant and equipment, net                      19,344         16,664
Goodwill, net                                            5,572          5,681
                                                       -------        -------

       Total assets                                    $60,728        $56,155
                                                       =======        =======

               LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable to bank                                  $14,000        $ 8,852
Accounts payable                                         2,529          5,574
Employee related accrued expenses                        1,390          1,076
Other accrued expenses                                   1,327            796
Deferred tax liability                                     883            883
                                                       -------        -------

      Total liabilities                                 20,129         17,181

Shareholders' equity
   Preferred stock                                           1              1
   Common stock                                              6              6
  Additional paid-in capital                            27,427         27,427
  Retained earnings                                     13,165         11,540
                                                       -------        -------

     Total shareholders' equity                         40,599         38,974
                                                       -------        -------

     Total liabilities and shareholders' equity        $60,728        $56,155
                                                       =======        =======

   The accompanying notes are an integral part of these financial statements.

                            STERILE RECOVERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)
                                                       SIX MONTHS ENDED JUNE 30,
                                                           2000        1999
                                                         -------      -------
Cash flows from operating activities
  Net income                                             $ 1,727      $ 2,466
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                         1,051          767
     Amortization of reusable surgical products            2,357        1,965
     Provision for reusable surgical products shrinkage    1,084          944
     Change in assets and liabilities (net of business
        combination):
        Accounts receivable, net                            (480)      (1,004)
        Inventories                                       (1,651)        (248)
        Prepaid expenses and other assets                  1,102          587
        Accounts payable                                  (3,045)         420
        Other accrued and employee related expenses          845          636
                                                         -------      -------
            Net cash provided by operating activities      2,990        6,533
                                                         -------      -------
Cash flows from investing activities
  Purchases of property, plant and equipment              (3,622)      (1,690)
  Purchases of reusable surgical products                 (4,395)      (3,172)
  Reimbursable construction costs                           --         (2,712)
        Payment for acquisition of business                 --           (641)
                                                         -------      -------
                 Net cash used in investing activities    (8,017)      (8,215)
                                                         -------      -------
Cash flows from financing activities
  Net borrowings on notes payable to bank                  5,148        1,651
  Net proceeds from issuance of common stock                --             93
  Dividends paid                                            (102)        (153)
                                                         -------      -------
            Net cash provided by financing activities      5,046        1,591
                                                         -------      -------
  Increase (decrease) in cash                                 19          (91)
  Cash and cash equivalents at beginning of period            37          172
                                                         -------      -------
  Cash and cash equivalents at end of period             $    56      $    81
                                                         =======      =======
Supplemental cash flow information
    Cash paid for interest                               $   481      $   134
                                                         =======      =======
    Cash paid for income taxes                           $    34      $ 1,304
                                                         =======      =======

Supplemental schedule of non-cash investing activities
    Acquisition of business
       Fair value of assets acquired                        --            633
       Cash paid                                         $  --           (633)
                                                         -------      -------
              Liabilities incurred or assumed            $  --        $     0
                                                         =======      =======

   The accompanying notes are an integral part of these financial statements.

                            STERILE RECOVERIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Sterile Recoveries, Inc. ("the Company" or "SRI") have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting principles for interim financial statements and include those accounting policies disclosed in the Company's Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2000. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K.

         The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. There are 26 weeks and 27 weeks included for the six month periods ended June 30, 2000 and June 30, 1999, respectively.

2.       LINE OF CREDIT

         The Company's outstanding balance under its revolving credit facility with First Union National Bank was approximately $14.0 million on June 30, 2000.

         On March 24, 2000, the Company and First Union amended the revolving credit facility to increase the revolving committed amount from $15 million to $20 million through May 30, 2000. The Company used a portion of this additional $5 million to fund expenditures for additional surgical products and equipment. The Company and First Union extended the additional financing to June 30, 2000 and then on June 27, 2000, permanently increased the revolving committed amount to $30 million with market interest rates and a maturity date of June 30, 2003.

         Pursuant to amendments effective June 27, 1999, the facility is secured by substantially all of SRI's assets and has a maturity date of June 30, 2003. The facility's interest rate varies between 225 and 275 basis points over LIBOR (6.64% as of June 30, 2000), depending on the Company's leverage. The credit facility requires the Company to maintain (a) consolidated net worth of $37.0 million plus 75% of cumulative consolidated net income for each fiscal quarter occurring after December 31, 1999; (b) a consolidated leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charge coverage ratio of at least 2.25 or greater through December 31, 2002, and 2.35 to 1.0 thereafter. The credit facility restricts the Company in paying dividends, engaging in acquisition transactions, incurring additional indebtedness, and encumbering assets.

3.                COMMITMENTS AND CONTINGENCIES

         As of February 1, 1999, the Company secured a $10.0 million lease financing agreement to provide financing for land, building and equipment for new processing facilities. The principal amount of this facility was increased by an additional $573,000 in the third quarter of 1999. The lease financing margins are substantially the same as under the Company's revolving line of credit. Under the agreement, the lessor purchases land, reimburses the Company for the facility's construction and equipment costs, and leases the completed facility to the Company for three years. The Company guarantees all lease payments and a substantial residual value for the facility when the lease term ends. Each lease agreement includes a purchase option for the Company at the original cost of the leased facility. The Company accounts for these leases as operating leases. Construction of two facilities that were financed under this agreement were completed in the third quarter of 1999 at a cost of approximately $5.5 million and $5.0 million for the Stockton, California and Chattanooga, Tennessee facilities, respectively. The Company had no outstanding construction costs reimbursable by the lessor as of June 30, 2000, and $3.0 million of those costs as of June 30, 1999. The Company incurred $159,545 and $138,068 in lease payments for its Stockton, California and Chattanooga, Tennessee facilities, respectively, in the six month period ended June 30, 2000.

4.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                             JUNE 30,                  JUNE 30,
                                                         2000        1999           2000        1999
                                                        -------     -------        -------     -------
                                                             (In thousands, except per share data)
BASIC                                                                    (unaudited)
   Numerator:
         Net income                                     $ 1,114     $ 1,260        $ 1,727     $ 2,466
         Less effect of dividends of preferred stock        (51)        (51)          (102)       (106)
                                                        -------     -------        -------     -------
         Net income available for common
            shareholders                                $ 1,063     $ 1,209        $ 1,625     $ 2,360
                                                        =======     =======        =======     =======
   Denominator:
          Weighted average shares outstanding             5,677       5,677          5,677       5,676
                                                        =======     =======        =======     =======
          Net income per common share - basic           $  0.19     $  0.21        $  0.29     $  0.42
                                                        =======     =======        =======     =======
DILUTED
    Numerator:
       Net income                                       $ 1,114     $ 1,260        $ 1,727     $ 2,466
                                                        =======     =======        =======     =======
    Denominator:
       Weighted average shares outstanding                5,677       5,677          5,677       5,676
        Effect of dilutive securities:
          Employee stock options                             40          91             27          94
          Convertible preferred stock                       567         567            567         567
                                                        -------     -------        -------     -------
                                                          6,284       6,335          6,270       6,337
                                                        =======     =======        =======     =======

    Net income per common share - diluted               $  0.18     $  0.20        $  0.28     $  0.39
                                                        =======     =======        =======     =======

             Options to purchase 655,400 and 506,000 shares of common stock for the three month periods ended June 30, 2000 and June 30, 1999, respectively, and options to purchase 670,826 and 506,000 shares of common stock for the six month periods ended June 30, 2000 and June 30, 1999, respectively, were not included for all or a portion of the computation of diluted net income per common share because the options' exercise prices were greater than the average market price of the common shares and therefore the effect of exercise would be anti-dilutive.

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

         In 1998, the Company introduced Surgical Express, which uses its established daily delivery and retrieval service to provide customers with an expanded program of products and services. Surgical Express is an outsourced Surgical Case Cart Management Program designed to reduce hospitals' processing costs and investment in surgical products. The Company expects this program will eventually include management of a broad range of reusable and disposable products, including instruments used in surgery.

         During the second quarter of 2000, the Company completed its design of its "Surgical Express for Laparoscopy" program. This program combines state of the art reusable laparoscopic instruments with the Company's reusable and disposable products necessary for laparoscopic procedures. The Company will bill hospitals using this program on a per procedure basis.

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

                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                           JUNE 30,              JUNE 30,
                                        2000       1999        2000      1999
                                        -----      -----       -----     -----

Revenues                                100.0%     100.0%      100.0%    100.0%
Cost of revenues                         68.3       66.4        69.4      66.9
                                        -----      -----       -----     -----
     Gross profit                        31.7       33.6        30.6      33.1
Distribution expenses                     6.7        7.5         7.0       7.4
Selling and administrative expenses      14.2       13.7        14.8      13.5
                                        -----      -----       -----     -----
     Income from operations              10.8       12.4         8.8      12.2
Interest expense, net                     1.5        0.4         1.4       0.5
                                        -----      -----       -----     -----
     Income before income taxes           9.3       12.0         7.4      11.7
Income tax expense                        3.6        4.7         2.9       4.5
                                        -----      -----       -----     -----
Net income                                5.7%       7.3%        4.5%      7.2%
                                        =====      =====       =====     =====

GORE(R)Surgical Barrier Fabric is a registered trademark of W.L. Gore & Associates, Inc.

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999

         REVENUES. Revenues increased $2.5 million, or 14.5%, to $19.7 million in the three months ended June 30, 2000, from $17.2 million in the three months ended 1999. In the six months ended June 30, 2000, the Company's revenues increased $3.8 million, or 11.0%, to $38.0 million, from $34.2 million in the six months ended June 30, 1999. The revenue increases were attributable primarily to new customers in the Company's Surgical Express program.

         GROSS PROFIT. Gross profit increased $458,000, or 7.9%, to $6.2 million in the three months ended June 30, 2000, from $5.8 million in the three months ended June 30, 1999; and $310,000, or 2.7%, to $11.6 million in the six months ended June 30, 2000, from $11.3 million in the six months ended June 30, 1999. As a percentage of revenues, gross profit decreased by 1.9% to 31.7% in the three months ended June 30, 2000, from 33.6% in the three months ended June 30, 1999; and decreased 2.5% to 30.6% in the six months ended June 30, 2000, from 33.1% in the six months ended June 30, 1999. Gross profit decreases as a percentage of revenues for the first six months of 2000 were primarily due to additional costs associated with the new reusable facilities in Stockton, California and Chattanooga, Tennessee, and the new disposable products facility in Plant City, Florida.

         DISTRIBUTION EXPENSES. Distribution expenses increased $17,000, or 1.3%, to $1.3 million in the three months ended June 30, 2000, from $1.3 million in the three months ended June 30, 1999; and $113,000, or 4.4%, to $2.7 million in the six months ended June 30, 2000, from $2.6 million in the six months ended June 30, 1999. As a percentage of revenues, distribution expenses decreased by 0.8% to 6.7% in the three months ended June 30, 2000, from 7.5% in the three months ended June 30, 1999; and decreased 0.4% to 7.0% in the six months ended June 30, 2000, from 7.4% in the six months ended June 30, 1999. The decrease in distribution expenses as a percentage of revenues resulted primarily from realignment and consolidation of truck routes made possible by the opening of the new facilities, and was partially offset by increased fuel costs.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $449,000, or 19.1%, to $2.8 million in the three months ended June 30, 2000, from $2.3 million in the three months ended June 30, 1999; and increased $1.0 million, or 21.9%, to $5.6 million in the six months ended June 30, 2000, from $4.6 million in the six months ended June 30, 1999. As a percentage of revenues, selling and administrative expenses increased 0.5% to 14.2% in the three months ended June 30, 2000 from 13.7% in the three months ended June 30, 1999; and increased 1.3% to 14.8% in the six months ended June 30, 2000, from 13.5% in the six months ended June 30, 1999. Expenses increased due to the continuing sales and marketing expenses to expand its product offering with instruments, to introduce its Surgical Express program, and expenses associated with the Company's new computer system.

         INCOME FROM OPERATIONS. Income from operations decreased $8,000, or 0.4%, to $2.1 million in the three months ended June 30, 2000, from $2.1 million in the three months ended June 30, 1999; and decreased $814,000, or 19.6%, to $3.3 million in the six months ended June 30, 2000, from $4.2 million in the six months ended June 30, 1999. As a percentage of revenues, income from operations decreased 1.6% to 10.8% for the three months ended June 30, 2000 from 12.4% for the three months ended June 30, 1999; and decreased 3.4% to 8.8% for the six months ended June 30, 2000, from 12.2% for the six months ended June 30, 1999.

         INTEREST EXPENSE, NET. Interest expense increased $221,000 to $299,000 in the three months ended June 30, 2000 from $78,000 in the three months ended June 30, 1999; and increased $373,000 to $516,000 in the six months ended June 30, 2000, from $143,000 in the six months ended June 30, 1999, primarily due to higher borrowings under the Company's revolving credit facility.

         INCOME TAX EXPENSE. Income tax expense decreased $83,000 to $712,000 in the three months ended June 30, 2000, from $795,000 in the three months ended June 30, 1999; and decreased $448,000 to $1.1 million in the six months ended June 30, 2000, from $1.6 million in the six months ended June 30, 1999. The Company's effective tax rate is 39.0%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of capital have been cash flows from operations, sales of its equity securities, including the offering, operating leases for facilities and distribution vehicles, and borrowings under its working capital loan and lease financing facilities.

         The Company's positive cash flow provided by operating activities was $3.0 million during the first six months of 2000 compared to $6.5 million during the first six months of 1999. The decrease in cash from operating activities resulted primarily from decreased net income before amortization, shrinkage and depreciation expense, increased inventories, and a decrease in accounts payable, and was partially offset by an increase in accounts receivable.

         The Company used approximately $198,000 less net cash in investing activities in the six months ended June 30, 2000 than in the six months ended June 30, 1999. To support sales growth, the Company made capital expenditures in the six months ended June 30, 2000 for equipment of $3.6 million and for reusable surgical products of $4.4 million, compared to $1.7 million for equipment and $3.2 million for reusable surgical products during the six months ended June 30, 1999. These expenditures were funded primarily from cash provided by operating activities and borrowings under the Company's revolving credit facility.

         The Company continues to invest in more reusable surgical products, primarily to support anticipated increases in business. The Company's business is capital intensive and will require substantial capital expenditures for additional surgical products and equipment during the next several years to achieve its operating and expansion plans. To adequately service a new customer, the Company estimates that it makes an investment in new reusable surgical products and carts equal to approximately 45% of the projected first year revenue from the customer. The Company estimates capital expenditures for new carts and reusable surgical products will be approximately $1.2 million per month for the next 12 months, although the amount will fluctuate with the growth of its reusable business. The Company has in recent years spent $2.3 million in a continuing project to upgrade its technology software and related hardware, of which it incurred and capitalized $245,000 in the first six months of 2000 as it completed this project. In addition, the Company has spent $3.6 million to expand and further equip its Cincinnati facility, of which $1.3 million was spent in the first six months of 2000 as it completed this project.

             On March 24, 2000, the Company and First Union National Bank amended the Company's revolving credit facility to increase the revolving committed amount from $15 million to $20 million through May 30, 2000. The Company used a portion of this additional $5 million to fund expenditures for additional surgical products and equipment. The Company and First Union extended the additional financing to June 30, 2000 and then on June 27, 2000, permanently increased the revolving committed amount to $30 million with market interest rates and a maturity date of June 30, 2003.

         Pursuant to amendments effective June 27, 1999, the facility is secured by substantially all of SRI's assets and has a maturity date of June 30, 2003. The facility's interest rate varies between 225 and 275 basis points over LIBOR (6.64% as of June 30, 2000), depending on the Company's leverage. The credit facility requires the Company to maintain (a) consolidated net worth of $37.0 million plus 75% of cumulative consolidated net income for each fiscal quarter occurring after December 31, 1999; (b) a consolidated leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charge coverage ratio of at least 2.25 or greater through December 31, 2002, and 2.35 to 1.0 thereafter. The credit facility restricts the

Company in paying dividends, engaging in acquisition transactions, incurring additional indebtedness, and encumbering assets.

          As of February 1, 1999, the Company secured a $10.0 million lease financing arrangement to acquire land, building, and equipment for its two new reprocessing facilities in Stockton, California and Chattanooga, Tennessee. The principal amount of the facility was increased by an additional $573,000 in the third quarter of 1999. The lease financing margins are substantially the same as under the Company's credit facility. Under the agreement, the lessor purchases land, reimburses the Company for the facility's construction and equipment costs, and leases the completed facility to the Company for three years. The Company guarantees all lease payments and a substantial residual value for the facility when the lease term ends. The Company receives a purchase option at the original cost of the leased facility. The Company accounts for these leases as operating leases. The Company incurred $159,545 and $138,068 in lease payments for its Stockton, California and Chattanooga, Tennessee facilities, respectively, in the six months ended June 30, 2000.

         As of June 30, 2000, the Company had cash of approximately $56,000. The Company believes that its cash flows from operating activities and funds available under its credit facility will be sufficient to fund its growth and anticipated capital requirements for the next twelve months.

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

         DEPENDENCE ON SIGNIFICANT CUSTOMERS AND MARKET CONSOLIDATION. During the six months ended June 30, 2000, Columbia/HCA Healthcare Corporation ("Columbia") and Premier, Inc. ("Premier") hospitals, with which the Company currently does business, accounted for approximately 12% and 21% of the Company's revenues, respectively, compared to 12% and 23%, respectively, in the six months ended June 30, 1999. The Company has in each of its last five years continued to grow its business with Columbia and Premier member hospitals. Although each Columbia and Premier hospital currently makes its purchasing decisions on an individual basis, and no single hospital accounted for more than 2% of the Company's sales, the loss of a substantial portion of the Columbia or Premier hospitals' business would have a material adverse effect on the Company.

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

         None.

ITEM 3.  Defaults Upon Senior Securities

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         At the annual meeting of the Company's shareholders on May 17, 2000, the shareholders voted on a proposal to elect James T. Boosales and Lee R. Kemberling as directors of the Company to serve until the 2003 annual meeting. The holders of the Company's Common Stock and Series A Preferred Stock vote together as a class in the election of directors. The following sets forth the votes in this election:

                                         VOTES FOR               VOTES AGAINST
                                         ---------               -------------

                 DIRECTOR        COMMON            SERIES A       OR WITHHELD
                 --------        ------            --------       -----------
                                        PREFERRED
                                        ---------

         James T. Boosales     5,002,847            566,667          21,650
         Lee R. Kemberling     5,002,847            566,667          21,650

         Richard T. Isel, Wayne R. Peterson, James M. Emanuel, and Gary Heiman continue to serve as directors. The shareholders also approved the appointment of Ernst & Young LLP as the Company's independent certified public accountants for the 2000 year.

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

EXHIBIT
NUMBER    EXHIBIT DESCRIPTION
--------  -------------------

10.37 Syndication Amendment and Assignment dated as of June 27, 2000, among the Company, First Union National Bank, and SouthTrust Bank, N.A.

10.38 First Amendment to Pledge Agreement and Security Agreement dated as of June 27, 2000, between the Company and First Union National Bank.

10.39 Revolving Note dated as of June 27, 2000, issued by the Company to SouthTrust Bank.

10.40 Replacement Swingline Note dated as of June 27, 2000, issued by the Company to First Union National Bank.

27        Financial Data Schedule (for SEC use only)

REPORTS ON FORM 8-K

The Company did not file a report on Form 8-K during the three months ended June 30, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        STERILE RECOVERIES, INC.


Date:  August 11, 2000                  By: /s/ JAMES T. BOOSALES
                                            ----------------------------
                                                Executive Vice President
                                                Chief Financial Officer