Form 10-Q
period 2000-09-30
STERILE RECOVERIES INC
filed 2000-11-09
CIK 1014041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________ to __________


                        Commission File Number: 000-20997

                            STERILE RECOVERIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


         FLORIDA                                           59-3252632
------------------------                              -------------------
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

          Yes [X]   No [ ]

Number of outstanding shares of each class of Registrant's Common Stock as of November 1, 2000:

                    Common Stock, par value $.001 - 5,676,794

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I            FINANCIAL INFORMATION

     Item 1   Condensed Consolidated Financial Statements

                       Condensed Consolidated Statements of Income
                       for the three months and nine months ended
                       September 30, 2000 (unaudited) and the three
                       months and nine months ended September 30,
                       1999 (unaudited) ......................................1

                       Condensed Consolidated Balance Sheets as of
                       September 30, 2000 (unaudited) and December
                       31, 1999...............................................2

                       Condensed Consolidated Statements of Cash
                       Flows for the nine months ended September
                       30, 2000 (unaudited) and September 30, 1999
                       (unaudited)............................................3

                       Notes to Condensed Consolidated Financial
                       Statements (unaudited).................................4

     Item 2   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations ...................6


PART II                          OTHER INFORMATION

     Item 1   Legal Proceedings...............................................12

     Item 2   Changes in Securities...........................................12

     Item 3   Defaults Upon Senior Securities ................................12

     Item 4   Submission of Matters to a Vote of Security Holders.............12

     Item 5   Other Information ..............................................12

     Item 6   Exhibits and Reports on Form 8-K................................12


SIGNATURE ....................................................................13

                         PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

                            STERILE RECOVERIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                  (unaudited)

                                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                                2000      1999         2000      1999
                                               -------   -------      -------   -------
Revenues                                       $19,493   $17,152      $57,487   $51,380
Cost of revenues                                13,269    11,748       39,619    34,642
                                               -------   -------      -------   -------
Gross profit                                     6,224     5,404       17,868    16,738

Distribution expenses                            1,266     1,242        3,936     3,800
Selling and administrative expenses              2,594     2,474        8,222     7,090
                                               -------   -------      -------   -------
Income from operations                           2,364     1,688        5,710     5,848

Interest expense, net                              264        67          780       210
                                               -------   -------      -------   -------
Income before income tax expense                 2,100     1,621        4,930     5,638

Income tax expense                                 819       632        1,923     2,183
                                               -------   -------      -------   -------
Net income                                     $ 1,281   $   989      $ 3,007   $ 3,455
                                               =======   =======      =======   =======

Dividends on preferred stock                        51        51          153       157
                                               -------   -------      -------   -------
Net income available for common shareholders   $ 1,230   $   938      $ 2,854   $ 3,298
                                               =======   =======      =======   =======

Net income per common share - basic            $  0.22   $  0.17      $  0.50   $  0.58
                                               =======   =======      =======   =======
Net income per common share - diluted          $  0.20   $  0.16      $  0.48   $  0.55
                                               =======   =======      =======   =======

Weighted average common shares
outstanding - basic                              5,677     5,677        5,677     5,676
                                               =======   =======      =======   =======
Weighted average common shares
outstanding - diluted                            6,373     6,330        6,304     6,335
                                               =======   =======      =======   =======

   The accompanying notes are an integral part of these financial statements.

                            STERILE RECOVERIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                          SEPTEMBER 30,    DECEMBER 31,
                                                             2000              1999
                                                          -------------    -----------
                                                          (unaudited)

                           ASSETS
Cash and cash equivalents                                    $    86          $    37
Accounts receivable, net                                       9,840            8,614
Inventories                                                    4,818            3,311
Prepaid expenses and other assets                              1,312            2,052
Reusable surgical products, net                               25,335           19,796
Property, plant and equipment, net                            19,427           16,664
Goodwill, net                                                  5,517            5,681
                                                             -------          -------

       Total assets                                          $66,335          $56,155
                                                             =======          =======


               LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable to bank                                        $14,000          $ 8,852
Accounts payable                                               6,525            5,574
Employee related accrued expenses                              1,621            1,076
Other accrued expenses                                         1,478              796
Deferred tax liability                                           883              883
                                                             -------          -------

      Total liabilities                                       24,507           17,181

Shareholders' equity
   Preferred stock                                                 1                1
   Common stock                                                    6                6
  Additional paid-in capital                                  27,427           27,427
  Retained earnings                                           14,394           11,540
                                                             -------          -------

     Total shareholders' equity                               41,828           38,974
                                                             -------          -------

     Total liabilities and shareholders' equity              $66,335          $56,155
                                                             =======          =======


   The accompanying notes are an integral part of these financial statements.

                            STERILE RECOVERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                     2000                 1999
                                                                   --------             --------
Cash flows from operating activities
  Net income                                                       $  3,007             $  3,455
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                    1,703                1,172
     Amortization of reusable surgical products                       3,602                2,971
     Provision for reusable surgical products shrinkage               1,472                1,409
     Change in assets and liabilities (net of business
        combination):
        Accounts receivable, net                                     (1,226)              (1,418)
        Inventories                                                  (1,507)                (466)
        Prepaid expenses and other assets                               740                  340
        Accounts payable                                             (2,034)                 489
        Other accrued and employee related expenses                   1,227                  585
                                                                   --------             --------
            Net cash provided by operating activities                 6,984                8,537
                                                                   --------             --------

Cash flows from investing activities
  Purchases of property, plant and equipment                         (4,302)              (3,541)
  Purchases of reusable surgical products                            (7,628)              (6,323)
  Reimbursable construction costs                                      --                   (176)
  Payment for acquisition of business                                  --                   (604)
                                                                   --------             --------
                 Net cash used in investing activities              (11,930)             (10,644)
                                                                   --------             --------

Cash flows from financing activities
  Net borrowings on notes payable to bank                             5,148                2,080
  Net proceeds from issuance of common stock                           --                     93
  Dividends paid                                                       (153)                (204)
                                                                   --------             --------
            Net cash provided by financing activities                 4,995                1,969
                                                                   --------             --------

  Increase (decrease) in cash                                            49                 (138)
  Cash and cash equivalents at beginning of period                       37                  172
                                                                   --------             --------
  Cash and cash equivalents at end of period                       $     86             $     34
                                                                   ========             ========

Supplemental cash flow information
    Cash paid for interest                                         $    825             $    203
                                                                   ========             ========
    Cash paid for income taxes                                     $    523             $  2,013
                                                                   ========             ========

Supplemental schedule of non-cash investing activities
    Acquisition of business

       Fair value of assets acquired                                   --                    604
       Cash paid                                                   $   --                   (604)
                                                                   --------             --------
              Liabilities incurred or assumed                      $   --               $      0
                                                                   ========             ========

   The accompanying notes are an integral part of these financial statements.

                            STERILE RECOVERIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Sterile Recoveries, Inc. ("the Company" or "SRI") have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting principles for interim financial statements and include those accounting policies disclosed in the Company's Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2000. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K.

         The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. There are 39 weeks and 40 weeks included for the nine month periods ended September 30, 2000 and September 30, 1999, respectively.

2.   LINE OF CREDIT

         The Company recently expanded its revolving credit facility with First Union National Bank to include two participating institutions, SouthTrust Bank and The Bankers Bank, and to increase the available amount to $45 million, subject to terms and conditions in the credit agreement. As of September 30, 2000, the Company's outstanding balance under its revolving credit facility was approximately $14.0 million.

         The revolving facility is secured by substantially all of SRI's assets and has a maturity date of June 30, 2003. The facility's interest rate varies between 225 and 275 basis points over LIBOR (6.6175% as of September 30, 2000), depending on the Company's leverage. The credit facility requires the Company to maintain (a) minimum consolidated net worth of not less than $37.0 million plus 75% of cumulative consolidated net income for each fiscal quarter beginning with the fiscal quarter ending March 31, 2000; (b) a consolidated leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charge coverage ratio of 2.25 to 1.0 through December 31, 2002, and 2.35 to 1.0 thereafter. The credit facility restricts the Company in paying dividends, engaging in acquisition transactions, incurring additional indebtedness, and encumbering assets.

         The revolving credit facility allows the Company to repurchase up to $5 million of its stock from time to time through open market purchases at prevailing market prices. As of September 30, 2000, the Company had not repurchased any of its common stock.

3.   COMMITMENTS AND CONTINGENCIES

         As of February 1, 1999, the Company entered lease arrangements totalling $10.6 million for two new processing facilities in Stockton, California and Chattanooga, Tennessee. The lease terms are for three years. The Company guarantees all lease payments and a substantial residual value for the facilities when the lease terms end. The lease terms can be extended upon approval of the Company and the lessor. Each lease agreement includes a purchase option for the Company at the original cost of each leased facility. The Company accounts for these leases as operating leases.

4.   EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                                           SEPTEMBER 30,           SEPTEMBER 30,
                                                         2000        1999        2000        1999
                                                        -------     -------     -------     -------
                                                            (In thousands, except per share data)
                                                                (unaudited)
 BASIC
   Numerator:
         Net income                                     $ 1,281     $   989     $ 3,007     $ 3,455
         Less effect of dividends of preferred stock        (51)        (51)       (153)       (157)
                                                        -------     -------     -------     -------
         Net income available for common
            shareholders                                $ 1,230     $   938     $ 2,854     $ 3,298
                                                        =======     =======     =======     =======
   Denominator:
          Weighted average shares outstanding             5,677       5,677       5,677       5,676
                                                        =======     =======     =======     =======
          Net income per common share - basic           $  0.22     $  0.17     $  0.50     $  0.58
                                                        =======     =======     =======     =======
DILUTED
    Numerator:
       Net income                                       $ 1,281     $   989     $ 3,007     $ 3,455
                                                        =======     =======     =======     =======
    Denominator:
       Weighted average shares outstanding                5,677       5,677       5,677       5,676
        Effect of dilutive securities:
          Employee stock options                            129          86          60          92
          Convertible preferred stock                       567         567         567         567
                                                        -------     -------     -------     -------
                                                          6,373       6,330       6,304       6,335
                                                        =======     =======     =======     =======

    Net income per common share - diluted               $  0.20     $  0.16     $  0.48     $  0.55
                                                        =======     =======     =======     =======

         Options to purchase 620,900 and 518,000 shares of common stock for the three month periods ended September 30, 2000 and September 30, 1999, respectively, and options to purchase 643,710 and 518,000 shares of common stock for the nine month periods ended September 30, 2000 and September 30, 1999, respectively, were not included for all or a portion of the computation of diluted net income per common share because the options' exercise prices were greater than the average market price of the common shares and therefore the effect of exercise would be anti-dilutive.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

          The Company provides hospitals and surgery centers with a comprehensive surgical procedure-based delivery and retrieval service for reusable gowns, towels, drapes, and basins, and provides other disposable products necessary for surgery. Through its new "Surgical Express(TM)" programs discussed below, the Company supplements this service with instruments. At eleven regional facilities, the Company collects, sorts, cleans, inspects, packages, sterilizes and delivers its reusable products on a just-in-time basis. The Company offers an integrated "closed-loop" reprocessing service that uses two of the most technologically advanced reusable textiles: (i) a GORE(R) Surgical Barrier Fabric for gowns and drapes that is breathable yet liquidproof and provides a viral/bacterial barrier and (ii) an advanced microfiber polyester surgical fabric for gowns and drapes that is liquid and bacterial resistant. The Company believes that its reusable surgical products made from these fabrics provide protection and comfort that are superior to disposable alternatives.

          During the third quarter of 2000, the Company began furnishing its Surgical Express service to UMass Memorial Medical Center, Inc. in Worcester, Massachusetts and Rex Healthcare in Raleigh, North Carolina. Surgical Express is SRI's comprehensive procedure-based surgical products program, and is designed to reduce hospitals' processing costs and investment in surgical products. The agreements with these two independent hospital networks (IHN's) provide for the exclusive use of SRI's Surgical Express program for their reusable products and their custom disposable accessory packs for all procedures.

          During the third quarter of 2000, the Company began delivering to hospital customers its new laparoscopy program, Surgical Express for Laparoscopy. This program combines the state-of-the-art reusable laparoscopic instruments of Aesculap, Inc. and the Company's Surgical Express products and services into an integrated program that (a) provides hospital customers with the reusable and disposable products, including instruments, that are needed for laparoscopic surgical procedures, and (b) includes arrangements to deliver, retrieve and reprocess gowns, instruments, and other reusable product components. The Company charges customers a single per procedure price for the supplies and instruments required for a laparoscopic surgical procedure.

          The Company is offering the laparocopy program pursuant to a Joint Marketing Agreement dated April 28, 2000, between the Company and Aesculap, Inc., one of the oldest and largest worldwide suppliers of surgical instruments. The agreement term is three years and renews for additional three-year terms, unless either party provides notice of non-renewal at least 120 days before its expiration. The agreement provides for Aesculap to furnish and repair laparoscopic instruments. The Company delivers, retrieves and reprocesses the instruments and is responsible for customer relationships. Aesculap receives an agreed share of the revenues from each procedure, based on the number and kinds of procedures, and the number and combination of instruments for each procedure. Because Aesculap furnishes the instruments, the Company expects its return on capital will be favorably impacted by this new business.

GORE(R)Surgical Barrier Fabric is a registered trademark of W.L. Gore & Associates, Inc.

RESULTS OF EARNINGS

         The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in the statement of income of the Company.

                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                          SEPTEMBER  30,      SEPTEMBER 30,
                                          2000      1999     2000       1999
                                         -----     -----     -----     -----

Revenues                                 100.0%    100.0%    100.0%    100.0%
Cost of revenues                          68.1      68.5      68.9      67.4
                                         -----     -----     -----     -----
     Gross profit                         31.9      31.5      31.1      32.6
Distribution expenses                      6.5       7.3       6.9       7.4
Selling and administrative expenses       13.3      14.4      14.3      13.8
                                         -----     -----     -----     -----
     Income from operations               12.1       9.8       9.9      11.4
Interest expense, net                      1.3       0.3       1.3       0.4
                                         -----     -----     -----     -----
     Income before income taxes           10.8       9.5       8.6      11.0
Income tax expense                         4.2       3.7       3.4       4.3
                                         -----     -----     -----     -----
Net income                                 6.6%      5.8%     5.2%      6.7%
                                         =====     =====     =====     =====


THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999

         REVENUES. Revenues increased $2.3 million, or 13.6%, to $19.5 million in the three months ended September 30, 2000, from $17.2 million in the three months ended September 30, 1999. In the nine months ended September 30, 2000, the Company's revenues increased $6.1 million, or 11.9%, to $57.5 million, from $51.4 million in the nine months ended September 30, 1999. The revenue increases were attributable primarily to new customers in the Company's Surgical Express program, and were partially offset by the adverse impacts of seasonal product demand changes and the Company's elimination of relatively low margin customers.

         GROSS PROFIT. Gross profit increased $820,000, or 15.2%, to $6.2 million in the three months ended September 30, 2000, from $5.4 million in the three months ended September 30, 1999; and $1.1 million, or 6.8%, to $17.9 million in the nine months ended September 30, 2000, from $16.7 million in the nine months ended September 30, 1999. As a percentage of revenues, gross profit increased by 0.4% to 31.9% in the three months ended September 30, 2000, from 31.5% in the three months ended September 30, 1999; and decreased 1.5% to 31.1% in the nine months ended September 30, 2000, from 32.6% in the nine months ended September 30, 1999. The gross profit increase as a percentage of revenues for the three months ended September 30, 2000 reflects positive leverage of increased revenues. Gross profit decreases as a percentage of revenues for the nine months ended September 30, 2000 were primarily due to additional costs associated with the new reusable facilities in Stockton, California and Chattanooga, Tennessee, the new disposable products facility in Plant City, Florida, and expansion of the Company's Mason, Ohio facility.

         DISTRIBUTION EXPENSES. Distribution expenses increased $24,000, or 1.9%, to $1.3 million in the three months ended September 30, 2000, from $1.2 million in the three months ended September 30, 1999; and $136,000, or 3.6%, to $3.9 million in the nine months ended September 30, 2000, from $3.8 million in the nine months ended September 30, 1999. As a percentage of revenues, distribution expenses decreased by 0.8% to 6.5% in the three months ended September 30, 2000, from 7.3% in the three months ended September 30, 1999; and decreased 0.5% to 6.9% in the nine months ended September 30, 2000, from 7.4% in the nine months ended September 30, 1999. The decrease in distribution expenses as a percentage of revenues resulted primarily from the Company's realignment and consolidation of its truck routes made possible by its opening of two new facilities, and was partially offset by increased fuel costs.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $120,000, or 4.9%, to $2.6 million in the three months ended September 30, 2000, from $2.5 million in the three months ended September 30, 1999; and increased $1.1 million, or 16.0%, to $8.2 million in the nine months ended September 30, 2000, from $7.1 million in the nine months ended September 30, 1999. As a percentage of revenues, selling and administrative expenses decreased 1.1% to 13.3% in the three months ended September 30, 2000 from 14.4% in the three months ended September 30, 1999; and increased 0.5% to 14.3% in the nine months ended September 30, 2000, from 13.8% in the nine months ended September 30, 1999. The Company's sales and administrative expenses increased due to the sales and marketing expenses the Company is incurring to expand its product offering to include instruments and introduce its Surgical Express program, and due to expenses associated with the Company's new computer system.

         INCOME FROM OPERATIONS. Income from operations increased $676,000, or 40.0%, to $2.4 million in the three months ended September 30, 2000, from $1.7 million in the three months ended September 30, 1999; and decreased $138,000, or 2.4%, to $5.7 million in the nine months ended September 30, 2000, from $5.8 million in the nine months ended September 30, 1999. As a percentage of revenues, income from operations increased 2.3% to 12.1% for the three months ended September 30, 2000 from 9.8% for the three months ended September 30, 1999; and decreased 1.5% to 9.9% for the nine months ended September 30, 2000, from 11.4% for the nine months ended September 30, 1999.

         INTEREST EXPENSE, NET. Interest expense increased $197,000 to $264,000 in the three months ended September 30, 2000, from $67,000 in the three months ended September 30, 1999; and increased $570,000 to $780,000 in the nine months ended September 30, 2000, from $210,000 in the nine months ended September 30, 1999, primarily due to higher borrowings under the Company's revolving credit facility.

         INCOME TAX EXPENSE. Income tax expense increased $187,000 to $819,000 in the three months ended September 30, 2000, from $632,000 in the three months ended September 30, 1999; and decreased $260,000 to $1.9 million in the nine months ended September 30, 2000, from $2.2 million in the nine months ended September 30, 1999. The Company's effective tax rate is 39.0%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of capital have been cash flows from operations, operating leases for facilities and distribution vehicles, and borrowings under its working capital loan facility.

         The Company's positive cash flow provided by operating activities was $7.0 million during the first nine months of 2000 compared to $8.5 million during the first nine months of 1999. The decrease in cash from operating activities resulted primarily from decreased net income before amortization, shrinkage and depreciation expense, increased inventories, and a decrease in accounts payable, and was partially offset by a decrease in prepaid and other accrued expenses.

         The Company used approximately $1.3 million more net cash in investing activities in the nine months ended September 30, 2000 than in the nine months ended September 30, 1999. To support sales growth, the Company made capital expenditures in the nine months ended September 30, 2000 for equipment of $4.3 million and for reusable surgical products of $7.6 million, compared to $3.5 million for equipment and $6.3 million for reusable surgical products during the nine months ended September 30, 1999. These expenditures were funded primarily from cash provided by operating activities and borrowings under the Company's revolving credit facility.

         The Company continues to invest in more reusable surgical products, primarily to support anticipated increases in business. The Company's business is capital intensive and will require substantial capital expenditures for additional surgical products and equipment during the next several years to achieve its operating and expansion plans. To adequately service a new customer, the Company estimates that it makes an investment in new reusable surgical products and carts equal to approximately 40% of the projected first year revenue from the customer. The Company estimates capital expenditures for new carts and reusable surgical products will be approximately $1.0 million per month for the next 12 months, although the amount will fluctuate with the growth of its reusable business. The Company has in recent years spent $2.4 million in a continuing project to upgrade its technology software and related hardware, of which it incurred and capitalized $344,000 in the first nine months of 2000 as it completed this project. In addition, the Company has spent $3.9 million to expand and further equip its Cincinnati facility, of which $1.6 million was spent in the first nine months of 2000 as it completed this project.

         The Company recently expanded its revolving credit facility with First Union National Bank to include two participating institutions, SouthTrust Bank and The Bankers Bank, and to increase the available amount to $45 million, subject to terms and conditions in the credit agreement. As of September 30, 2000, the Company's outstanding balance under its revolving credit facility was approximately $14.0 million.

         The revolving facility is secured by substantially all of SRI's assets and has a maturity date of June 30, 2003. The facility's interest rate varies between 225 and 275 basis points over LIBOR (6.6175% as of September 30, 2000), depending on the Company's leverage. The credit facility requires the Company to maintain (a) minimum consolidated net worth of not less than $37.0 million plus 75% of cumulative consolidated net income for each fiscal quarter beginning with the fiscal quarter ending March 31, 2000; (b) a consolidated leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charge coverage ratio of 2.25 to 1.0 through December 31, 2002, and 2.35 to 1.0 thereafter. The credit facility restricts the Company in paying dividends, engaging in acquisition transactions, incurring additional indebtedness, and encumbering assets.

         The revolving credit facility allows the Company to repurchase up to $5 million of its stock from time to time through open market purchases at prevailing market prices. As of September 30, 2000, the Company had not repurchased any of its common stock.

         As of February 1, 1999, the Company entered lease arrangements totalling $10.6 million for two new processing facilities in Stockton, California and Chattanooga, Tennessee. The lease terms are for three years. The Company guarantees all lease payments and a substantial residual value for the facilities when the lease terms end. The lease terms can be extended upon approval of the Company and the lessor. Each lease agreement includes a purchase option for the Company at the original cost of each leased facility. The Company accounts for these leases as operating leases.

         As of September 30, 2000, the Company had cash of approximately $86,000. The Company believes that its cash flows from operating activities and funds available under its credit facility will be sufficient to fund its growth and anticipated capital requirements for the next twelve months.

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

STATEMENTS SET FORTH BELOW DISCUSS IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS.

         SALES PROCESS AND MARKET ACCEPTANCE OF PRODUCTS AND SERVICES. The Company's future performance depends on its ability to increase revenues from new and existing customers. The Company's sales process for new customers is typically between six and eighteen months in duration from initial contact to purchase commitment. The extended sales process is typically due to the complicated approval process within hospitals for purchases from new suppliers, the long duration of existing supply contracts, and implementation delays pending termination of a hospital's previous supply relationships. The long sales process inhibits the ability of the Company to quickly increase revenues from new and existing customers or enter new markets. The Company's future performance will also depend on market acceptance of its combination of reusable surgical products, disposable accessory packs, and direct delivery and retrieval service.

         NEED FOR CAPITAL. The Company's business is capital intensive and will require substantial capital expenditures for additional surgical products and equipment during the next several years to achieve operating and expansion plans. In the longer term, the Company expects that its needs for capital expenditures will be substantial and will depend on its growth and opportunities. The Company's inability to obtain adequate capital could have a material adverse effect on the Company. See -- "Liquidity and Capital Resources."

         NEW PRODUCT OFFERING; DEPENDENCE ON A SUPPLIER. Surgical Express for Laparoscopy is a new product offering for the Company. The Company is in its initial stages of implementing the program and remains subject to a risk that the market will not broadly accept it. Further, the Company is relying on Aesculap, Inc. as its major source of supply of laparoscopic instruments for the program. The Joint Marketing Agreement between SRI and Aesculap provides for Aesculap to furnish instruments to the Company for at least three years, subject to terms and conditions stated in the agreement. Any failure of Aesculap to furnish instruments for any reason would materially adversely affect the Company's ability to implement this program.

         DEPENDENCE ON SIGNIFICANT CUSTOMERS. During the nine months ended September 30, 2000, Premier, Inc. and HCA - The Healthcare Company hospitals accounted for approximately 21% and 12% of the Company's revenues, respectively, compared to 18% and 12%, respectively, in the nine months ended September 30, 1999. The Company has in each of its last five years continued to grow its business with Premier and HCA member hospitals. Although each Premier and HCA hospital currently makes its purchasing decisions on an individual basis, and no single hospital accounted for more than 6% of the Company's sales, the loss of a substantial portion of the Premier or HCA hospitals' business would have a material adverse effect on the Company.

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

         GOVERNMENT REGULATION. Significant aspects of the Company's businesses are subject to state and federal statutes and regulations governing, among other things, medical waste-disposal and workplace health and safety. In addition, most of the products furnished or sold by the Company are subject to regulation as medical devices by the U.S. Food and Drug Administration (FDA), as well as by other federal and state agencies. The Company's facilities are subject to regular inspections by FDA officials. The FDA has the power to enjoin future violations, seize adulterated or misbranded devices, require the manufacturer to remove products from the market, and publicize the results of investigations. Federal or state governments might impose additional restrictions or adopt interpretations of existing laws that could materially adversely affect the Company.

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

         None.

ITEM 3.  Defaults Upon Senior Securities

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None.

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

EXHIBIT
NUMBER   EXHIBIT DESCRIPTION
-------  -------------------

10.41 Amendment No. 5 to Existing Credit Agreement dated as of July 24, 2000, among the Company, First Union National Bank, and SouthTrust Bank, N.A.

10.42 Amendment No. 6 to Existing Credit Agreement dated as of September 22, 2000, between the Company and First Union National Bank.

10.43 New Commitment Agreement dated as of October 4, 2000, among the Company, First Union National Bank, Bankers Bank, and SouthTrust Bank, N.A.

27       Financial Data Schedule (for SEC use only)

REPORTS ON FORM 8-K

         On October 24, 2000, the Company filed a current report on Form 8-K to report its signing of major contracts and its new business initiative involving Surgical Express for Laparoscopy.

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           STERILE RECOVERIES, INC.


Date:  November 8, 2000           By: /s/ JAMES T. BOOSALES
                                      ----------------------------
                                          Executive Vice President
                                          Chief Financial Officer