Form 10-K
period 2000-12-31
SRI SURGICAL EXPRESS INC
filed 2001-03-30
CIK 1014041

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                          COMMISSION FILE NO. 000-20997

                           SRI/SURGICAL EXPRESS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 FLORIDA                                  59-3252632
                 -------                                  ----------
        (State of Incorporation)               (IRS Employer Identification No.)

                   12425 RACETRACK ROAD, TAMPA, FLORIDA 33626
               (Address of principal executive offices) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (813) 891-9550

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
         YES    X          NO
             -------          -------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 27, 2001, as reported on the Nasdaq National Market, was approximately $47,223,597.

         The Registrant had outstanding 5,670,894 shares of Common Stock as of February 27, 2001.



                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders to be held on May 16, 2001 is incorporated by reference in Part III of this report to the extent stated herein.

                           SRI/SURGICAL EXPRESS, INC.
                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 2000

SECTION                                                                     PAGE

PART I

         Item 1:  Business                                                   1
         Item 2:  Properties                                                 8
         Item 3:  Legal Proceedings                                          9
         Item 4:  Submission of Matters to a Vote of Security Holders        9

PART II

         Item 5:  Market for the Registrant's Common Equity and Related
                  Shareholder Matters                                       10
         Item 6:  Selected Financial Data                                   11
         Item 7:  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       12
         Item 7A: Quantitative and Qualitative Disclosures About Market Ris 17
         Item 8:  Financial Statements and Supplementary Data               17
         Item 9:  Changes In and Disagreements With Accountants On
                  Accounting and Financial Disclosure                       36

PART III

         Item 10: Directors and Executive Officers of the Registrant        37
         Item 11: Executive Compensation                                    37
         Item 12: Security Ownership of Certain Beneficial Owners
                  and Management                                            37
         Item 13: Certain Relationships and Related Transactions            37


PART IV

         Item 14: Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K                                               37

SIGNATURES                                                                  42

                                     PART I

ITEM 1.    BUSINESS

         SRI/Surgical Express, Inc. ("SRI" or the "Company"), formerly Sterile Recoveries, Inc.(R), provides hospitals and surgery centers with a comprehensive surgical procedure-based daily delivery service. The foundations of this service are SRI's reusable surgical products, including gowns, towels, drapes, basins, and instruments, and its daily delivery and retrieval of these products for each customer. To provide its customers a comprehensive offering for surgical procedures, the Company complements these reusable products with cost-effective disposable accessory packs and individual single sterile disposable items. SRI(R) believes its superior quality reusable products and its service solutions, including direct delivery to its customers' departments, differentiate SRI from its competitors.

         At eleven regional facilities, SRI collects, sorts, cleans, inspects, packages, sterilizes, and delivers its reusable products on a just-in-time basis. SRI offers an integrated "closed-loop" reprocessing service which uses two of the most technologically advanced reusable textiles: (i) a GORE(R) Surgical Barrier Fabric for gowns and drapes that is breathable yet liquidproof and provides a viral/bacterial barrier and (ii) an advanced microfiber polyester surgical fabric for gowns and drapes, which is liquid and bacterial resistant.

         In 1998, SRI introduced its new service, Surgical Express(R), which uses daily delivery and retrieval to provide customers an expanded program of products and services. Surgical Express is an outsourced Surgical Case Cart Management Program, which the Company expects will reduce hospital and surgery center processing costs and those customers' investment in surgical products. The Company's Surgical Express program offers its customers disposable accessory packs containing smaller surgical items that are not reusable, such as needles, syringes, and tubing. The flexibility the Company offers its customers by combining reusable surgical gowns, towels, drapes, and basins with disposable products and laparoscopic instruments is a unique product and service offering, which the Company believes improves its competitive position in the marketplace.

          During the third quarter of 2000, the Company began furnishing its Surgical Express service to two independent hospital networks (IHNs). The agreements with these two IHNs provide for the exclusive use of SRI's Surgical Express program for their reusable products and their custom disposable accessory packs for all procedures.

          Also during the third quarter of 2000, the Company began delivering to hospital customers its new laparoscopy program, Surgical Express for Laparoscopy. This program combines the state-of-the-art reusable laparoscopic instruments from Aesculap, Inc. and the Company's Surgical Express products and services into an integrated program that (a) provides hospital customers with the reusable and disposable products, including reusable instruments, needed for laparoscopic surgical procedures, and (b) includes arrangements to deliver and retrieve the instruments and other reusable products. The Company charges customers a single per procedure price for the supplies and instruments required for a laparoscopic surgical procedure.

         The Company offers the laparoscopy program pursuant to a Joint Marketing Agreement dated April 28, 2000, between the Company and Aesculap, Inc., one of the oldest and largest worldwide suppliers of surgical instruments. The agreement term is three years and renews for additional three-year terms, unless either party provides notice of non-renewal at least 120 days before its expiration. The agreement provides for Aesculap to furnish and repair laparoscopic instruments. The Company delivers, retrieves, and reprocesses the instruments and is responsible for customer relationships. Aesculap receives an agreed share of the revenues from each procedure, based on the number and kinds of procedures, and the number and combination of instruments for each procedure. Because Aesculap furnishes the instruments, the Company expects its return on capital will be favorably impacted by this new business.

         SRI currently serves a customer base of over 400 hospitals and surgery centers located in 25 states, including Duke University Medical Center (Durham), Johns Hopkins Medical Center (Baltimore), Jewish Healthcare Systems (Louisville), St. Luke's Episcopal Hospital (Houston), Jackson Memorial Hospital (Miami), and IHC Hospitals, Inc. (Salt Lake City). SRI is increasingly focused on large networks of hospitals and in 2000 discontinued service to several small hospitals and surgery centers because the cost of service was not commensurate with revenue. None of these customers accounted for a material portion of the Company's revenues.

         The Company maintains agreements to supply two group purchasing organizations. SRI's agreement with Hospital Services Corporation of America ("HSCA") designates the Company as an approved vendor of reusable surgical products to HSCA's hospital and surgery center members. In addition, the Company has an agreement to provide its "Surgical Express" program to Novation member hospitals. Novation is the supply company for Voluntary Hospitals of America
(VHA) and University HealthSystem Consortium (UHC). SRI will offer Novation members its Surgical Express program as a unitized delivery system featuring reusable surgical textiles, reusable instruments, and disposable accessory packs.

         SRI believes that Surgical Express is a superior quality and competitively priced alternative to a full disposable program, other procedure-based surgical supply programs, and operating an in-house reusable program for surgical products. The Company's delivery service offers savings to hospitals by reducing or eliminating the following costly steps associated with the disposable or in-house alternatives: (i) disposing of biohazardous wastes,
(ii) carrying an inventory of disposable surgical products, including costly disposable instruments, and (iii) in-house processing of reusable surgical products. In addition to these cost savings, the Company's liquidproof and liquid resistant gowns offer surgeons and surgical staff enhanced protection against transmission of blood-borne pathogens, including the HIV and hepatitis viruses, and the Company's reusable gowns are made with a breathable surgical fabric, which is designed for superior comfort during long procedures. Also, the Company believes hospitals will be attracted by the convenience of its complete supply management program that is provided and billed on a per-procedure basis.

THE MARKET

         The United States health care system includes approximately 7,400 acute care hospitals, over 2,750 freestanding surgery centers, and a variety of other health care facilities. According to industry sources, approximately 33 million surgical procedures were performed at hospitals and surgery centers in 1999. The Company believes that between $100-$150 of surgical products service revenues, including $40-$50 from reusable products, can be realized from a typical surgical procedure. Where SRI will provide instruments for the procedure, such as in laparoscopic cases, revenues can be $500 per procedure depending upon the product mix.

         In the 1980's, hospitals began using custom procedure trays because of their convenience. This trend continued growing throughout the 1990's. A custom procedure tray typically contains, in disposable form, most of the sterile products used in a particular surgical or other medical procedure. Industry sources estimate total annual sales of custom procedure trays in the United States to be $1.5 billion. The Company believes that custom procedure trays suffer shortcomings in comparison to reusable products, including costs associated with excessive product content, storage, handling and waste disposal, lost instruments and the working capital requirements required to carry product inventory.

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

         The following developments have created a market opportunity for SRI's Surgical Express program:

         CONTINUED PRESSURE ON HOSPITALS TO CONTAIN COST AND RAISE PRODUCTIVITY. With the growth of managed care and a decrease in surgical service reimbursements, economic constraints continue to require hospitals to become more efficient by limiting capital investments and reducing staff and costs. Hospitals are continually seeking to decrease their cost of operations, including supplies and waste disposal. SRI's service eliminates the need for in-house inventory or processing facilities and the process costs associated with stocking and discarding disposable products.

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

         INCREASED OUTSOURCING OF HOSPITAL FUNCTIONS THAT DO NOT INVOLVE PATIENT CARE. Hospitals with significant staff, capital and space dedicated to in-house processing of reusable surgical products are increasingly outsourcing this function to more efficient outside providers. This trend is consistent with the overall industry focus on efficiency and improved patient care. Surgical Express allows hospitals to outsource to SRI the ownership and reprocessing of surgical products, including instruments, and inventory management of complementary disposable products as well.

STRATEGY

         The Company's objective is to continue its growth and become the surgical supply solution, providing reusable surgical products and related delivery and retrieval services to hospitals and surgery centers. The Company's principal strategies for achieving this objective are as follows:

         LEVERAGE INFRASTRUCTURE WITH INCREASED PENETRATION IN EXISTING MARKETS. The Company believes its existing facilities currently operate at approximately 60% of their aggregate annual revenue capacity. The Company believes that by supplementing its core reusable product line with instruments and other components of its Surgical Express program, SRI should substantially increase its total revenue capacity in existing facilities and reduce its need for significant additional capital expenditures for equipment or new facilities.

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

         ADD FACILITIES IN SELECTED MARKETS. SRI currently services customers in 25 states through eleven regional facilities. SRI serves several large metropolitan areas through highway transport and satellite depots supported by a regional facility. To expand geographically, the Company in 1999 built additional facilities in Stockton, California and Chattanooga, Tennessee, which were markets that it previously served by highway transport. From these new facilities, SRI now serves new metropolitan areas that were previously too distant from an existing regional facility. Under its Surgical Express program, the Company will open new distribution centers that enable the Company to service larger accounts and provide closer customer contact, enabling the Company to move into selected markets without constructing a new facility. In 2000, the Company added new distribution centers in Worcester, Massachusetts to service UMass Memorial Medical Center and Burlington, North Carolina to service Rex Healthcare.

         UTILIZE OPERATIONAL KNOWLEDGE. The Company's management originally designed and developed its 11 facilities and has gained substantial knowledge by operating them since the Company's inception. The Company continues to supplement that expertise through processing and engineering experience with instruments and other products. The Company believes that no other supplier offers comparable knowledge and experience in the reusable product segment.

DELIVERY, RETRIEVAL AND REPROCESSING SYSTEM

         SRI's Surgical Express procedure-based service furnishes hospital customers the products needed for a surgical procedure, including reusable packs, disposable accessory packs, single sterile items, and instruments. Following a procedure, the hospital discards the small amount of disposable products used and places soiled reusable products into SRI's lockable carts.

         SRI's closed-loop reprocessing service picks up soiled reusable surgical products from its customers and sorts, cleans, inspects, packages, sterilizes, and redelivers the products to customers. In one trip, SRI's trucks deliver clean carts of sterilized surgical products to the hospital or surgical center and retrieve carts containing soiled products and return them to its facility for reprocessing. The specially designed aluminum carts which hold sterile products are locked to maintain security. Carts conveniently roll for delivery within the hospital and convert into hampers to hold soiled or used products after the procedure. The customer avoids the need to maintain secondary stock locations and the costs of either reprocessing reusable products or stocking and discarding disposable products.

         Upon return to SRI's facility, the contents of the soiled carts are sorted by product type in a controlled area and transferred to the appropriate area for processing and decontamination. Soiled linen products are processed through an automated washing and drying process that delivers clean and decontaminated, products to the pack room floor, where they are carefully inspected, repaired if necessary, folded, and assembled into packs. Surgical instruments are segregated and processed through specially designed processes by qualified Instrument Technicians. SRI processes only high quality reusable instruments designed to be thoroughly cleaned and disinfected. Following the cleaning/disinfecting process, all instruments are 100% inspected and tested for functionality prior to being included in a pack/instrument set. Stainless steel basin components, delivery carts and other hard reusable products are processed through special tunnel washers before reuse. Following assembly, packs are steam sterilized and combined with complementary disposable packs for delivery to the customers. All processing is performed in accordance with documented procedures.

         Because the Company's ability to manage its amortization expense depends on maintaining its sewn goods' useful lives, SRI closely monitors its reprocessing to ensure longevity. SRI uses a barcoding system to track its reusable surgical products' status, history, and number of uses. SRI continues to improve its operating processes.

         The growth of SRI's business reflects its products' appeal, its service quality, and general customer resistance to change when the SRI system is in place. SRI also believes its direct relationship with the hospital's staff has been important in attracting and retaining customers. Many of SRI's competitors use a distributor system that introduces an intermediary between the competition and their customers, which S5 RI believes adds costs and reduces customer contact.

         The Company's sales process for new customers is typically six to eighteen months in duration from initial contact to a purchase commitment. The extended sales process is typically due to the complicated approval process within hospitals for purchases from new suppliers, the long duration of existing supply contracts, and implementation delays pending termination of a hospital's previous supply relationships. Conversely, SRI's high service level, quality products, and customer resistance to change help it retain existing customers. SRI believes that its new Surgical Express program for laparoscopy procedures will have shorter lead times, as experienced in the early months of its sales efforts.

         SRI bills its customers weekly for its previous week's deliveries under service contracts or purchase orders. Consistent with industry custom, these contracts generally are cancelable by either party with 90 days notice, and customers may without penalty unilaterally reduce their use of the Company's services under these contracts. Surgical Express contracts will have longer terms, typically three to five years, with more stringent cancellation provisions. The Company does not have any order backlog because its products are generally delivered daily in response to customer orders. Surgical Express customers will be typically billed on a per procedure basis, rather than based on products delivered.

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

         The Company's liquidproof gown has GORE(R) Surgical Barrier Fabric in critical areas to provide protection for procedures which present a higher risk of liquid strike-through. This protection is critical to SRI's customers given continuing concerns of doctors, staff, and regulatory authorities regarding transmission of blood-borne pathogens, including the HIV and hepatitis viruses. The Gore Surgical Barrier fabric is a liquidproof, breathable material providing additional protection for the surgical staff while allowing for continued comfort during the longest procedures. The Company's liquid resistant gown is made of an advanced microfiber polyester fabric designed to resist liquid and bacterial strike-through in most surgical procedures. All of SRI's gowns and drapes offer the wearer both comfort and breathability, combined with a high level of protection from liquid penetration that SRI believes is superior to that offered by disposable products.

         SRI contracts with third-party vendors for the weaving of microfiber fabric and the cutting and sewing of garments, wraps and drapes. The Company in August 1998 signed a ten-year sales and manufacturing agreement with Standard Textile Co., Inc., under which Standard Textile will manufacture the bulk of SRI's reusable textile products with fabric provided by W.L. Gore and other textile suppliers. The other components of the Company's products are currently available at reasonable costs from a variety of suppliers. To complement its reusable surgical products, the Company offers disposable accessory packs containing smaller surgical products, such as needles, syringes, and tubing. The Company develops these packs with its customers' cooperation to assure a desirable and cost-effective product mix. SRI purchases the products from major manufacturers, assembles the products in packs, arranges for ethylene oxide sterilization by a third party, and delivers them to customers on its carts with its reusable products.

         SRI has in 2000 expanded its product offering to include selected reusable instruments. SRI offers laparoscopic instruments through its Surgical Express service for laparoscopic procedures. The service includes instruments, reusable textiles, and disposable products used in the procedure.

EMPLOYEES

         As of December 31, 2000, SRI employed 1,089 people, consisting of 70 persons in management, administration and finance at its corporate office and 1,019 people in various positions at the Company's facilities. The Company's employees are not covered by a collective bargaining agreement. The Company considers its employee relations to be good.

COMPETITION

         SRI competes with sellers of both reusable and disposable gowns, drapes, utensils, and other products for surgical procedures. This product market is dominated by disposables, especially custom procedure trays. SRI believes it is the leading provider of high quality reusable surgical gowns and drapes, and that with its Surgical Express Program, SRI effectively competes with suppliers of disposable custom procedure trays.

         Unlike SRI, many of SRI's competitors offer full national coverage. Some of these competitors have much greater resources than the Company. The Company's principal competitors are Allegiance Corporation (a subsidiary of Cardinal Health, Inc.), which has a substantial market share, Maxxim Medical Inc., and Kimberly-Clark Corporation.

         The Company competes based primarily on price, service, quality, process improvement, and its ability to save its customers waste disposal costs. The changing healthcare environment in recent years has led to increasingly intense competition among health care suppliers based on price, service, and product performance. Hospitals are seeking cost reductions in response to pressure from governments, insurance companies, and health maintenance organizations. The Company believes its high level of operating expertise significantly benefits it in offering a superior product at a competitive cost. Hospitals increasingly seek buying leverage by purchasing in integrated networks. SRI believes that competitive pressure in these areas will continue.

REGULATION

         Substantially all of the Company's products and services are subject to extensive government regulation in the United States by federal, state and local governmental agencies, including the Food and Drug Administration (the "FDA"), the Department of Transportation ("DOT"), and the Occupational Safety and Health Administration ("OSHA").

         The Company's reusable products are regulated as medical devices by the FDA, which regulates the development, production, distribution, and promotion of medical devices in the United States. Various states in which the Company does business also regulate medical devices. Pursuant to the Federal Food Drug and Cosmetics Act (the "FDA Act"), the Company's medical devices are subject to general controls regarding FDA inspections of facilities, "Current Good Manufacturing Practices ("cGMP's")," labeling, maintenance of records, and medical device reporting with the FDA. To the extent required, the Company has obtained FDA pre-market approval of its devices under Section 510(k) of regulations issued under the FDA Act, which provides for FDA approval on an expedited basis for products shown to be substantially equivalent to devices already cleared by the FDA and currently legally marketable in the United States. Products must be produced in establishments registered with the FDA and manufactured in accordance with cGMP's, as defined under the FDA Act. The cGMP requirements have been substantially revised and incorporated into what is now known as the "Quality System Regulation", or QSRs, (21 CFR Part 820). Since the QSRs were first issued on June 1, 1997, the focus of most routine FDA inspections has been compliance with these new regulations. In addition, the Company's medical devices must be initially listed with the FDA, and its labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The Medical Device Reporting ("MDR") regulation obligates the Company to provide information to the FDA on injuries or deaths alleged to have been associated with the use of a product or in connection with certain product failures which could have caused serious injury or death. If the Company fails to comply with the applicable provisions of the FDA Act, the FDA may institute proceedings to detain or seize products, impose fines, enjoin future company activities, impose product labeling restrictions, or enforce product recalls or withdrawals from the market.

         The Company and its hospital customers also must comply with regulations of OSHA, including the bloodborne pathogen rule requiring "universal precautions" be observed to minimize exposure to blood and other bodily fluids. To comply with these requirements, the Company's employees wear personal protective equipment when handling soiled linens in the facility's decontamination area. Properly used, the Company's products allow its hospital customers to protect their employees in compliance with these regulations. The Company must comply with local regulations governing the discharge of water used in its operations. The Company uses local licensed contractors to dispose of any biohazardous waste generated by the hospital and received by the Company and therefore does not need to obtain permits for biohazardous waste disposal. The Company must comply with DOT and OSHA regulations governing the transportation of hazardous materials, which include containing and labeling waste as well as reporting various discharges. The Company complies with these regulations by confining soiled products in marked liquidproof bags and locked, marked transfer carts. Sterilization of the Company's disposable accessory packs is provided by a third-party contractor. The use of ethylene oxide by that contractor in the sterilization of the Company's disposable accessory packs is subject to regulation by FDA, OSHA, and the Environmental Protection Agency.

         In addition to the foregoing, other federal, state and local regulatory authorities, including those enforcing laws which relate to the environment, fire hazard control, and working conditions, have jurisdiction to take actions that could have a material adverse effect on the Company. The Company makes expenditures from time to time to comply with environmental regulations, but does not expect any material capital expenditures for environmental compliance in 2001.

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

         NEED FOR CAPITAL. The Company's business is capital intensive and will require substantial capital expenditures for additional surgical products and equipment during the next several years to achieve its operating and expansion plans. To adequately service a new customer, SRI typically makes an investment in new reusable surgical products and carts of approximately 40% of the projected new annual revenue from the customer. The Company's inability to obtain adequate capital could have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Note G of Notes to Consolidated Financial Statements."

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

         DEPENDENCE ON A SIGNIFICANT CUSTOMER. During 2000, Premier Hospitals and HCA-The Healthcare Company hospitals accounted for approximately 20% and 12% of the Company's sales, compared to 23% and 11% in 1999, respectively. The Company has in each of its last five years continued to grow its business with Premier and HCA member hospitals. Although each Premier and HCA hospital currently makes its purchasing decisions on an individual basis, and no single hospital accounted for more than 7% of the Company's sales, the loss of a substantial portion of the Premier or Columbia hospitals' business would have a material adverse effect on the Company.

         COMPETITION. The Company's business is highly competitive. Competitors include a number of distributors and manufacturers, as well as the in-house reprocessing operations of hospitals. Certain of the Company's existing and potential competitors possess substantially greater resources than the Company. Some of the Company's competitors, including Allegiance Corporation, serve as the sole supplier of a wide assortment of products to a significant number of hospitals. While the Company has a substantial array of surgical products, many of its competitors have a greater number of products for the entire hospital, which in some instances is a competitive disadvantage for the Company. There is no assurance that the Company will be able to compete effectively with existing or potential competitors. See "Business--Competition."

         GOVERNMENT REGULATION. Significant aspects of the Company's businesses are subject to state and federal statutes and regulations governing, among other things, medical waste-disposal and workplace health and safety. In addition, most of the products furnished or sold by the Company are subject to regulation as medical devices by the U.S. Food and Drug Administration, as well as by other federal and state agencies. The Company's facilities are subject to quality systems inspections by FDA officials. The FDA has the power to enjoin future violations, seize adulterated or misbranded devices, require the manufacturer to remove products from the market, and publicize relevant facts. Federal or state governments might impose additional restrictions or adopt interpretations of existing laws that could materially adversely affect the Company.

ITEM 2.   PROPERTIES

         The Company operates eleven processing facilities that range in size between 20,000 and 57,000 square feet in Baltimore, Chattanooga, Cincinnati, Dallas, Detroit, Houston, Los Angeles, Raleigh, Salt Lake City, Stockton, and Tampa. Each facility contains a uniform set of computerized and fully automated heavy duty washers, dryers, and sterilizers to achieve consistent cleaning and sterilization cycles for reusable surgical products. The Company uses standard operating procedures at each facility, and regularly implements at all facilities efficiencies that have been developed and tested at one location.

         The Company's properties and the major markets that they serve are summarized below. All of the properties are leased, except for the Cincinnati and Houston processing facilities. The Company also leases its Disposable Accessory Pack facility in Plant City, Florida, at which it assembles and packages surgical products into customer specific disposable accessory packs. The Company transports these disposable accessory packs to a third party facility for sterilization. The Company believes its existing facilities adequately serve its current requirements.

                                    SQUARE FEET
FACILITY AND LOCATION               (APPROX.)        LEASE EXPIRATION           SELECTED MARKETS SERVED
Processing facilities:
  Baltimore, Maryland               58,700           February 28, 2007          Baltimore, Philadelphia,
                                                     (Options to 2012)          Richmond, New Jersey,
                                                                                Washington D.C., Massachusetts
  Chattanooga, Tennessee            50,000           September 14, 2002         Atlanta, Birmingham, Nashville
                                                     (Options to 2005)
  Cincinnati, Ohio                  50,000           Owned                      Columbus, Akron, Cincinnati
                                                                                Louisville, Lexington
  Dallas, Texas                     31,000           March 31, 2002             Dallas, Oklahoma City, Tulsa
                                                     (Options to 2012)
  Detroit, Michigan                 23,000           September 30, 2002         Chicago, Detroit, Milwaukee,
                                                     (Options to 2012)          Toledo, Flint, Cleveland,
                                                                                Ann Arbor, Champaign
  Houston, Texas                    30,000           Owned                      Houston, San Antonio, Austin
  Los Angeles, California           30,400           November 30, 2002          San Diego, Los Angeles, Arizona
                                                     (Options to 2012)
  Raleigh, North Carolina           31,500           April 30, 2002             South Carolina, North Carolina
                                                     (Options to 2012)
  Salt Lake City, Utah              28,900           July 6, 2006               Utah, Idaho
                                                     (Options to 2018)
  Stockton, California              57,000           August 31, 2002            Sacramento, San Francisco,
                                                     (Options to 2005) Oakland
  Tampa, Florida                    29,000           February 6, 2002           Tampa, Miami, Orlando,
                                                     (Options to  2012)         Jacksonville, Gainesville, Ocala, Ft. Myers, Ft.
                                                                                Lauderdale
Service centers:
  Boston, Massachusetts             13,500           June 30, 2005              -
  Chicago, Illinois                  3,200           November 30, 2001          -
  Louisville, Kentucky              10,000           (1)                        -
  Miami, Florida                     4,000           January 31, 2002           -
  Raleigh, North Carolina           15,000           July 30, 2002              -
Warehouses:
  Detroit, Michigan                 11,000           November 30, 2003          -
  Long Beach, California             3,300           July 31, 2002              -
  Salt Lake City, Utah               5,400           Month to Month             -
Disposable products facility:
 Plant City, Florida                40,800           November 1, 2004           -
                                                     (Options to 2009)
Corporate office:
  Tampa, Florida                    42,000           March  26, 2021            -

(1) Service center provided by hospital

ITEM 3.  LEGAL PROCEEDINGS

         Neither the Company nor any of its property is subject to any litigation or other legal proceeding expected to have a material effect on the Company or its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

         The Company's Common Stock trades publicly on The Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "STRC." The table below sets forth the high and low bid quotations for the Company's Common Stock from January 1, 1999 through December 31, 2000. These bid prices represent prices between dealers without adjustment for retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

                            COMMON STOCK PRICE RANGE

    1999                                            HIGH               LOW
    ----                                            ----               ---

First Quarter                                      $12.250           $  9.500
Second Quarter                                     $12.000           $  6.875
Third Quarter                                      $12.250           $  7.625
Fourth Quarter                                     $ 8.250           $  6.813

    2000
    ----

First Quarter                                      $ 7.250            $ 3.875
Second Quarter                                     $ 8.000            $ 4.266
Third Quarter                                      $13.875            $ 7.625
Fourth Quarter                                     $15.500            $12.188


         The Company has never declared or paid cash dividends on its Common Stock. The Company currently expects that its earnings will be retained for development and expansion, and does not anticipate paying dividends on its Common Stock in the foreseeable future. Financial covenants in the Company's credit facility prohibit the payment of cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Notes to Consolidated Financial Statements." On March 1, 2000, there were approximately 50 holders of record of the Common Stock.

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

ITEM 6.    SELECTED FINANCIAL DATA

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

                                                                          SRI/SURGICAL EXPRESS, INC.
                                                        ------------------------------------------------------------
                                                                                 YEARS ENDED
                                                        Dec. 31,    Dec. 31,      Dec. 31,      Dec. 31,    Dec. 31,
                                                         2000         1999          1998          1997        1996
                                                      --------     --------       --------      --------    --------
                                                                   (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
  Revenues                                            $ 77,817     $ 68,596       $ 52,318      $ 39,854    $ 32,168
  Cost of revenues                                      53,043       47,011         35,334        26,286      21,764
                                                      --------     --------       --------      --------    --------
       Gross profit                                     24,774       21,585         16,984        13,568      10,404
  Distribution expenses                                  5,293        5,121          3,788         3,150       3,000
  Selling and administrative expenses                   11,224        9,700          7,065         5,924       4,734
                                                      --------     --------       --------      --------    --------
       Income from operations                            8,257        6,764          6,131         4,494       2,670
  Interest expense (income), net                         1,174          307             52          (142)        648
                                                      --------     --------       --------      ---------   --------
       Income before income taxes                        7,083        6,457          6,079         4,636       2,022
  Income tax expense(1)                                  2,463        2,503          2,393         1,835         190
                                                      --------     --------       --------      --------    --------
       Net income                                     $  4,620     $  3,954       $  3,686      $  2,801    $  1,832
                                                      ========     ========       ========      ========    ========
  Dividends on preferred stock                             204          208            67
                                                      --------     --------       --------
       Net income available for common shareholders   $  4,416     $  3,746       $  3,619
                                                      ========     ========       ========

UNAUDITED PRO FORMA INFORMATION (1):
  Historical income before income taxes                                                                    $   2,022
  Pro forma income tax expense                                                                                   778
                                                                                                           ---------
  Pro forma net income                                                                                     $   1,244
                                                                                                           =========
  Historical and pro forma (1996 only)
    net income per common share, basic                $   0.78     $   0.66       $   0.64      $   0.50   $    0.29
                                                      ========     ========       ========      ========   =========
  Historical and pro forma (1996 only)
    net income per common share, diluted              $   0.73     $   0.63       $   0.61      $   0.48   $    0.28
                                                      ========     ========       ========      ========   =========
  Weighted average common shares outstanding,
    basic                                                5,673        5,676          5,662         5,637       4,300
                                                      ========     ========       ========      --------   =========
  Weighted average common shares outstanding,
    diluted                                              6,360        6,322          6,019         5,862       4,491
                                                      ========     ========       ========      ========   =========

BALANCE SHEET DATA:
  Reusable surgical products, net                      $24,168     $ 19,796       $ 14,705       $10,034   $   6,915
  Total assets                                          66,516       56,155         43,620        27,546      25,006
  Total indebtedness                                    15,593        8,852          2,408          --         1,000
  Shareholders' equity                                  42,852       38,974         35,122        24,348      20,756


(1) As an S Corporation for federal income tax purposes, the Company had not been subject to income tax until the date of its initial public offering (July 18, 1996), at which time the Company became a C Corporation. On a pro forma basis, assuming the Company had been subject to income tax for all periods presented, the Company would not have recognized any corporate income tax expense prior to 1996. See "Notes B and G of Notes to Consolidated Financial Statements".

The following selected unaudited quarterly information is being disclosed in accordance with Regulation S-K (Item 302).

                                                                      QUARTERS ENDED
                                                      Mar. 31,      Jun. 30,     Sep. 30,      Dec. 31,
                                                        2000          2000         2000          2000
                                                        ----          ----         ----          ----
                                                            (In thousands, except per share data)

Net Revenues                                          $ 18,332     $ 19,662     $ 19,493       $ 20,330
Gross Profit                                             5,412        6,232        6,224          6,906
Net Income                                                 612        1,114        1,281          1,613
Net income available for common shareholders               561        1,063        1,230          1,562
Net income per common share, basic                        0.10         0.19         0.22           0.27
Net income per common share, diluted                      0.10         0.18         0.20           0.25

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         The Company's revenues are derived from providing hospitals and surgery centers with reusable gowns, towels, drapes, basins, and instruments for use in surgical procedures through a daily comprehensive surgical procedure-based delivery and retrieval system, and also from the sale of disposable surgical products that supplement its reusable surgical product service. The Company's revenue growth is primarily affected by the number of customers, the number and type of surgical procedures it services for each customer, and the pricing by type of surgical pack.

         On August 31, 1998, the Company acquired all the shares of stock of RePak, a wholly owned subsidiary of Standard Textile Co., Inc., in exchange for 566,667 shares of its convertible Series A Preferred Stock. From a facility in the Cincinnati area, RePak provides the Ohio and Michigan markets with reusable surgical product services similar to the Company's reprocessing service. The Company also purchased the RePak facility's real estate for $1.5 million cash from affiliates of Standard Textile. The Company merged RePak into the Company in January 2001. See "Note C of Notes to Consolidated Financial Statements."

         On February 26, 1999, the Company acquired assets of NPAC, the reusable surgical product business of the textile rental segment of National Service Industries, Inc., for approximately $604,000 cash, of which $449,000 has been allocated to goodwill. Goodwill is amortized over 30 years. The Company has accounted for the acquisition as a purchase. NPAC's operating results are included in the Company's operating results since the date of acquisition. Pro forma results are not materially different from historical results and therefore are not presented.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                      RESULTS OF OPERATIONS - (CONTINUED)

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of revenues represented by certain items reflected in the statements of income of the Company.

                                                 YEARS ENDED
                                                 DECEMBER 31,
                                      --------------------------------

                                         2000         1999         1998
                                        ------       ------       ------


Revenues                                 100.0%       100.0%       100.0%
Cost of revenues                          68.2         68.5         67.5
                                        ------       ------       ------

     Gross profit                         31.8         31.5         32.5

Distribution expenses                      6.8          7.5          7.2
Selling and administrative expenses       14.4         14.1         13.6
                                        ------       ------       ------

     Income from operations               10.6          9.9         11.7

Interest expense, net                      1.5          0.5          0.1
                                        ------       ------       ------
     Income before income taxes            9.1          9.4         11.6

Income tax expense                         3.2          3.6          4.6
                                        ------       ------       ------

Net income                                 5.9%         5.8%         7.0%
                                        ======       ======       ======

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

REVENUES

         Revenues increased $9.2 million, or 13.4%, to $77.8 million in 2000 from $68.6 million in 1999. The revenue increases were attributable primarily to new customers in the Company's Surgical Express program, and were partially offset by the Company's elimination of relatively low margin business.

GROSS PROFIT

         Gross profit increased $3.2 million, or 14.8%, to $24.8 million in 2000 from $21.6 million in 1999. As a percentage of revenues, gross profit increased to 31.8% in 2000 from 31.5% in 1999. The increase in gross profit percentage reflects positive leverage of increased revenues.

DISTRIBUTION EXPENSES

         Distribution expenses increased $172,000 or 3.4%, to $5.3 million in 2000 from $5.1 million in 1999. As a percentage of revenues, distribution expenses decreased to 6.8% in 2000 from 7.5% in 1999. The decrease in distribution expenses as a percentage of revenues resulted primarily from the Company's realignment and consolidation of its truck routes made possible by its opening of two new facilities, and was partially offset by increased fuel costs.

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses increased $1.5 million, or 15.7%, to $11.2 million in 2000 from $9.7 million in 1999. As a percentage of revenues, selling and administrative expenses increased to 14.4% in 2000 from 14.1% in 1999. The Company's sales and administrative expenses increased due to the sales and marketing expenses the Company is incurring to expand its product offering to include instruments and introduce its Surgical Express program, and due to expenses associated with the Company's new computer system.

INTEREST EXPENSE, NET

         Interest expense increased $867,000, or 282.4%, to $1.2 million in 2000 from $307,000 in 1999, primarily due to additional borrowings under the Company's revolving credit facility.

INCOME BEFORE INCOME TAX EXPENSE

         As a result of the foregoing, the Company's income before income taxes increased to $7.1 million in 2000, from $6.5 million in 1999. As a percentage of revenues, income before income taxes was 9.1% of revenues in 2000 and 9.4% of revenues in 1999.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

INCOME TAX EXPENSE

         Income tax expense remained the same at $2.5 million for 2000 and 1999. The Company's effective tax rate is 34.8% for 2000 and 38.8% for 1999. The reduction of the Company's effective tax rate was due to state income tax credits that will not recur in 2001.

NET INCOME PER COMMON SHARE

         The Company recorded net income per common share of $0.73 on a diluted per share basis, and $0.78 on a basic per share basis for 2000, compared with $0.63 on a diluted per share basis and $0.66 on a basic per share basis in 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

REVENUES

         Revenues increased $16.3 million, or 31.1%, to $68.6 million in 1999 from $52.3 million in 1998. The revenue increases were attributable in roughly equal amounts to new customers and increased revenues from current customers. The Company also benefited from additional revenues from the RePak acquisition.

GROSS PROFIT

         Gross profit increased $4.6 million, or 27.1%, to $21.6 million in 1999 from $17.0 million in 1998. As a percentage of revenues, gross profit decreased to 31.5% in 1999 from 32.5% in 1998. The decline in gross profit percentage resulted from the Company's failure to grow revenues as expected in its third and fourth quarters of 1999, and from expenses incurred in opening and initiating operation of two new reprocessing facilities and a new disposable product facility, along with continued implementation costs of the Company's new information systems.

DISTRIBUTION EXPENSES

         Distribution expenses increased $1.3 million, or 35.2%, to $5.1 million in 1999 from $3.8 million in 1998. As a percentage of revenues, distribution expenses increased to 7.5% in 1999 from 7.2% in 1998. The increase in distribution expenses as a percentage of revenues resulted primarily from higher fuel costs and new truck routes added to serve new customers as the Company expanded its geographic reach.

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses increased $2.6 million, or 37.3%, to $9.7 million in 1999 from $7.1 million in 1998. As a percentage of revenues, selling and administrative expenses increased to 14.1% in 1999 from 13.6% in 1998. Expenses increased due to the significant efforts that the Company made in 1999 to expand its product offering with instruments and to introduce its Surgical Express program. The increase in selling and administrative expenses as a percentage of revenues resulted primarily from expenses incurred by the Company in adding sales representatives and implementing its new information systems.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED

INTEREST EXPENSE, NET

         Interest expense increased $255,000 to $307,000 in 1999 from $52,000 in 1998, primarily due to borrowings under the Company's revolving credit facility.

INCOME BEFORE INCOME TAX EXPENSE

         As a result of the foregoing, the Company's income before income taxes increased to $6.5 million in 1999, from $6.1 million in 1998. As a percentage of revenues, income before income taxes was 9.4% of revenues in 1999 and 11.6% of revenues in 1998.

INCOME TAX EXPENSE

         Income tax expense increased $110,000 to $2.5 million in 1999 from $2.4 million in 1998. The Company's effective tax rate was 38.8% for 1999 and 39.4% for 1998.

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

         The Company's positive cash flow provided by operating activities was approximately $9.4 million in 2000, compared to approximately $11.0 million in 1999. The decrease in cash from operating activities in 2000 resulted primarily from decreased accounts payable and increased inventories and accounts receivable, and was partially offset by increased net income before amortization, shrinkage and depreciation expense and other accrued expenses.

         The Company used approximately $2.2 million less net cash in investing activities in 2000 than in 1999. The Company in 2000 made capital expenditures for equipment of $5.6 million and for reusable surgical products of $9.6 million compared to $6.3 million for equipment and $10.9 million for reusable surgical products in 1999. These expenditures were funded from cash provided by operating activities and borrowings under the Company's revolving credit facility.

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

for new carts and reusable surgical products will be approximately
$800,000 per month for the next 12 months, although the amount will fluctuate with the growth of its business. The Company also made additional expenditures in 2000 of approximately $3.1 million for equipment upgrades, including the addition of instrument reprocessing equipment and equipment to increase its facilities' aggregate capacity. In recent years, the Company has spent $2.4 million in a continuing project to upgrade its technology software and related hardware, including $344,000 in 2000 to substantially complete this project. The Company has spent $3.9 million to expand and further equip its Cincinnati, Ohio facility, including $1.6 million in 2000 to complete this project. In addition, the Company has spent approximately $258,000 as of December 31, 2000, and expects to spend an additional $1.4 million in 2001 for leasehold improvements for its new corporate offices located in Tampa, Florida.

         The Company recently expanded its revolving credit facility with First Union National Bank to include two participating institutions, SouthTrust Bank and The Bankers Bank, and to increase the available amount from $15.0 million to $45.0 million, subject to terms and conditions in the credit agreement. As of December 31, 2000, the Company's outstanding balance under its revolving credit facility was approximately $15.6 million.

         The revolving facility is secured by substantially all of SRI's assets and has a maturity date of June 30, 2003. The facility's interest rate varies between 225 and 275 basis points over LIBOR (6.4390% as of December 31, 2000), depending on the Company's leverage. The credit facility requires the Company to maintain (a) minimum consolidated net worth of not less than $37.0 million plus 75% of cumulative consolidated net income for each fiscal quarter beginning with the fiscal quarter ending March 31, 2000; (b) a consolidated leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charge coverage ratio of 2.25 to 1.0 through December 31, 2002, and 2.35 to 1.0 thereafter. The credit facility restricts the Company in paying dividends, engaging in acquisition transactions, incurring additional indebtedness, and encumbering its assets.

         The revolving credit facility allows the Company to repurchase up to $5 million of its stock from time to time through open market purchases at prevailing market prices. As of December 31, 2000, the Company had repurchased 35,900 shares of its common stock, valued at approximately $549,000.

         As of February 1, 1999, the Company entered into a $10.6 million lease agreement for two new processing facilities in Stockton, California and Chattanooga, Tennessee. The lease terms are for three years. The Company guarantees all lease payments and a substantial residual value for the facilities when the lease terms end. The lease terms can be extended upon approval of the Company and the lessor. Each lease agreement includes a purchase option for the Company at the original cost of each leased facility. The Company accounts for these leases as operating leases.

         As of December 31, 2000, the Company had cash of approximately $132,000. The Company believes that its cash flows from operating activities and funds available under its credit facility will be sufficient to fund its growth and anticipated capital requirements for the next twelve months. See "Business - Certain Considerations--Need for Capital."

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have any material market risk sensitive financial instruments.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
SRI/Surgical Express, Inc.

         We have audited the accompanying consolidated balance sheets of SRI/Surgical Express, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a) for each of the two years in the period ended December 31, 2000. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SRI/Surgical Express, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                              /s/   ERNST & YOUNG LLP


Tampa, Florida
February 8, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
SRI/Surgical Express, Inc.

         We have audited the accompanying consolidated statements of income, shareholders' equity and cash flows of SRI/Surgical Express, Inc. for the year ended December 31, 1998. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the consolidated operations and cash flows of SRI/Surgical Express, Inc for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                              /s/ GRANT THORNTON LLP

Tampa, Florida
February 26, 1999

                           SRI/SURGICAL EXPRESS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 YEARS ENDED  DECEMBER 31,

                                                2000         1999         1998
                                               -------      -------      -------

Revenues                                       $77,817      $68,596      $52,318
Cost of revenues                                53,043       47,011       35,334
                                               -------      -------      -------
     Gross profit                               24,774       21,585       16,984

Distribution expenses                            5,293        5,121        3,788
Selling and administrative expenses             11,224        9,700        7,065
                                               -------      -------      -------
     Income from operations                      8,257        6,764        6,131

Interest expense, net                            1,174          307           52
                                               -------      -------      -------
     Income before income taxes                  7,083        6,457        6,079

Income tax expense                               2,463        2,503        2,393
                                               -------      -------      -------
     Net income                                $ 4,620      $ 3,954      $ 3,686
                                               =======      =======      =======
Dividends on preferred stock                       204          208           67
                                               -------      -------      -------
     Net income available for
     common shareholders                       $ 4,416      $ 3,746      $ 3,619
                                               =======      =======      =======
Net income per common share -
     basic                                     $  0.78      $  0.66      $  0.64
                                               =======      =======      =======
Net income per common share -
     diluted                                   $  0.73      $  0.63      $  0.61
                                               =======      =======      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                           SRI/SURGICAL EXPRESS, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    DECEMBER 31,
                                                                                  2000       1999
                                                                                 -------    -------
                                              ASSETS
Cash and cash equivalents                                                        $   132    $    37
Accounts receivable, net                                                           9,825      8,614
Inventories                                                                        5,569      3,311
Prepaid expenses and other assets                                                  1,381      2,052
Reusable surgical products                                                        24,168     19,796
Property, plant and equipment, net                                                19,979     16,664
Goodwill, net                                                                      5,462      5,681
                                                                                 -------    -------

     Total assets                                                                $66,516    $56,155
                                                                                 =======    =======


                       LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable to bank                                                            $15,593    $ 8,852
Accounts payable                                                                   4,325      5,574
Employee related accrued expenses                                                  1,402      1,076
Other accrued expenses                                                             1,462        796
Deferred tax liability, net                                                          882        883
                                                                                 -------    -------

     Total liabilities                                                            23,664     17,181

Shareholders' equity
     Convertible preferred stock-authorized 5,000,000 shares
        of $.001 par value; 566,667 shares issued and
        outstanding at December 31, 2000 and 1999                                      1          1
     Common stock-authorized 30,000,000 shares of $.001 par value; issued and outstanding 5,641,894 and 5,676,794 shares at December 31,
        2000 and 1999, respectively                                                    6          6

     Additional paid-in capital                                                   26,889     27,427
     Retained earnings                                                            15,956     11,540
                                                                                 -------    -------

        Total shareholders' equity                                               $42,852    $38,974
                                                                                 -------    -------

     Total liabilities and shareholders' equity                                  $66,516    $56,155
                                                                                 =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                           SRI/SURGICAL EXPRESS, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                 CONVERTIBLE
                                      COMMON STOCK             PREFERRED STOCK        ADDITIONAL
                                 ------------------------   -----------------------    PAID-IN      RETAINED
                                   SHARES       AMOUNT      SHARES         AMOUNT      CAPITAL      EARNINGS       TOTAL
                                 ----------    ----------   ----------   ----------  -----------   ----------    ----------
BALANCE AT DECEMBER 31, 1997     5,659,894    $        6         --           --     $   20,167    $    4,175    $   24,348

Exercise of stock options            4,900          --           --           --             15          --              15
Acquisition of RePak Surgical

 Enterprises, Inc.                    --            --        566,667            1        7,139          --           7,140
Dividend on preferred stock           --            --           --           --           --             (67)          (67)
Net income                            --            --           --           --           --           3,686         3,686
                                ----------    ----------   ----------   ----------   ----------    ----------    ----------

BALANCE AT DECEMBER 31, 1998     5,664,794             6      566,667            1       27,321         7,794        35,122

Exercise of stock options           12,000          --           --           --            106          --             106
Dividend on preferred stock           --            --           --           --           --            (208)         (208)
Net income                            --            --           --           --           --           3,954         3,954
                                ----------    ----------   ----------   ----------   ----------    ----------    ----------

BALANCE AT DECEMBER 31, 1999     5,676,794             6      566,667            1       27,427        11,540        38,974

Exercise of stock options            1,000          --           --           --             11          --              11

Repurchase and retirement of
   treasury stock                  (35,900)         --           --           --           (549)         --            (549)
Dividend on preferred stock           --            --           --           --           --            (204)         (204)
Net income                            --            --           --           --           --           4,620         4,620
                                ----------    ----------   ----------   ----------   ----------    ----------    ----------

BALANCE AT DECEMBER 31, 2000     5,641,894    $        6      566,667   $        1   $   26,889    $   15,956    $   42,852
                                ==========    ==========   ==========   ==========   ==========    ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                           SRI/SURGICAL EXPRESS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                               -------------------------------
                                                                  2000        1999        1998
                                                              --------    --------    --------
Cash flows from operating activities
   Net income                                                 $  4,620    $  3,954    $  3,686
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                           2,535       1,677       1,067
         Amortization of reusable surgical products              4,066       4,036       2,910
         Provision for reusable surgical products shrinkage      2,145       1,742       1,523
         Deferred income taxes                                      (1)        741         409
         Change in assets and liabilities (net of business
            combinations)
           Accounts receivable                                  (1,211)       (866)       (878)
           Inventories                                          (2,258)       (987)       (326)
           Prepaid expenses and other assets                       671        (871)       (404)
           Accounts payable                                     (2,206)      1,425       2,142
           Employee related and other accrued expenses             992         139        (219)
                                                              --------    --------    --------
                Net cash provided by operating activities        9,353      10,990       9,910
                                                              --------    --------    --------
Cash flows from investing activities
   Purchases of property, plant and equipment                   (5,631)     (6,278)     (3,303)
   Purchases of reusable surgical products                      (9,626)    (10,867)     (7,810)
   Reimbursable construction costs                                --           330        --
   Payment for acquisition of business                            --          (604)     (1,428)
                                                              --------    --------    --------
                Net cash used in investing activities          (15,257)    (17,419)    (12,541)
                                                              --------    --------    --------
Cash flows from financing activities
   Net borrowings on notes payable to bank                       6,741       6,443       2,408
   Net proceeds from issuance (repurchase) of common stock        (538)        106          15
   Dividends paid                                                 (204)       (255)       --
                                                              --------    --------    --------
                Net cash provided by financing activities        5,999       6,294       2,423
                                                              --------    --------    --------
   Increase (decrease) in cash                                      95        (135)       (208)
   Cash and cash equivalents at beginning of year                   37         172         380
                                                              --------    --------    --------
   Cash and cash equivalents at end of year                   $    132    $     37    $    172
                                                              ========    ========    ========
   Supplemental cash flow information
       Cash paid for interest                                 $  1,246    $    294    $     69
                                                              ========    ========    ========
       Cash paid for income taxes                             $  1,325    $  2,700    $  2,202
                                                              ========    ========    ========
   Supplemental schedule of non-cash investing activities
       Acquisition of businesses

          Fair value of assets acquired                       $   --      $    604    $  9,330
          Cash paid                                               --          (604)     (1,428)
          Convertible preferred stock issued                      --          --         7,140
                                                              --------    --------    --------
                Liabilities incurred or assumed               $   --      $   --      $    762
                                                              ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           SRI/SURGICAL EXPRESS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--DESCRIPTION OF ORGANIZATION AND BUSINESS

         SRI/Surgical Express, Inc. ("SRI" or the "Company"), formerly Sterile Recoveries, Inc., provides hospitals and surgery centers in 25 states with a comprehensive surgical procedure-based delivery and retrieval service for reusable gowns, towels, drapes, basins, and instruments, and additionally, provides disposable products necessary for surgery. At eleven regional facilities, SRI collects, sorts, cleans, inspects, packages, sterilizes and delivers its reusable products on a just-in-time basis. The Company operates in a single industry segment.

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

FINANCIAL STATEMENT PRESENTATION

         The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. The financial statements reflect the Company's year-end as December 31 for presentation purposes. There were 52 weeks in 2000, 53 weeks in 1999, and 52 weeks in 1998.

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

CONCENTRATION OF CREDIT RISK

         The Company has accounts receivable from hospitals and surgery centers. The Company does not believe that there are substantial credit risks associated with those receivables. The Company does not require any form of collateral from the hospitals and surgery centers. The allowance for doubtful accounts as of December 31, 2000 and 1999 was approximately $106,000 and $90,000, respectively.

         For the years ended December 31, 2000, 1999 and 1998, revenues from two hospital groups (Premier Hospitals and HCA-The Healthcare Company) accounted for approximately 32%, 34% and 39% of the Company's revenues, respectively. No single hospital or surgery center accounted for more than 7% of the Company's revenues for the years ended December 31, 2000, 1999 and 1998, respectively.

INVENTORIES

         Inventories, consisting principally of consumables, supplies, and disposable surgical products, are valued at the lower of cost or market, with cost being determined on the first-in, first-out method. As of December 31, 2000 and 1999, the Company had a reserve for slow-moving inventory and obsolescence of approximately $284,000 and $107,000, respectively.

                           SRI/SURGICAL EXPRESS, INC.

REUSABLE SURGICAL PRODUCTS

         Reusable surgical products are stated at cost. Amortization is computed on a basis similar to the units of production method. Estimated useful lives are based on the estimated total number of available uses for each product. The expected total available usage for its products using the three principal fabrics (accounting for 85% of its products) are 75, 100, and 125 uses based on several factors. Accumulated amortization as of December 31, 2000 and 1999 was approximately $10.2 million and $8.5 million, respectively.

         As of December 31, 2000 and 1999, the Company had reserves for shrinkage and obsolescence of approximately $1.2 million and $799,000, respectively.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost. Depreciation and amortization is computed by the straight-line method over the estimated useful lives of the assets, or the term of the related leases for leasehold improvements.

GOODWILL

         Goodwill from acquisitions is stated at cost. Amortization is computed by the straight-line method over a period of 20 to 30 years. For the years ended December 31, 2000, 1999 and 1998, amortization of goodwill was ap-proximately $218,000, $202,000 and $83,000, respectively. Accumulated amortization as of December 31, 2000 and 1999 was approximately $556,000 and $338,000, respectively.

         On a quarterly basis, the Company evaluates the projected undiscounted cash flows of each business unit to determine, when indicators of impairment are present, whether or not there has been permanent impairment of its long-lived assets, and accrues expenses for the amount, if any, determined to be permanently impaired. No impairment exists for all years presented.

REVENUE RECOGNITION

         Revenues are recognized as the agreed upon services are delivered, generally daily. The Company's revenues are principally generated from service agreements with varying terms of one to five years, which are cancelable by either party, generally with a 90-day notice.

         Substantially all of the reusable surgical products provided to a customer are owned by the Company. Certain reusable instruments that are included in the comprehensive surgical procedure-based delivery and retrieval service are provided to the Company by a third party agent for a fee. In accordance with Emerging Issues Task Force No. 99-19 REPORTING REVENUE GROSS AS A PRINCIPAL VERSUS NET AS AN AGENT, management has concluded that the Company is acting as a principal in this arrangement and has reported the revenue gross for the comprehensive surgical procedure-based delivery and retrieval service. The fee charged by the third party agent to the Company is included in cost of revenues in the Company's consolidated statements of income.

INCOME TAXES

         Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109 ACCOUNTING FOR INCOME TAXES.

                           SRI/SURGICAL EXPRESS, INC.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash, cash equivalents, accounts payable, and accrued expenses approximate fair value because of the short-term nature of these items. The fair value of the Company's long-term debt approximates its carrying amount as the interest rates change with market interest rates.

NET INCOME PER COMMON SHARE

         Basic net income per share is calculated by dividing net income available for common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the dilutive effect of outstanding options, calculated using the treasury stock method and convertible preferred stock, calculated using the if-converted method.

STOCK-BASED COMPENSATION

         The Company accounts for stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25 ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25). In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123). Under SFAS 123, the Company may elect to recognize stock-based compensation expense based on the fair value of the awards or continue to account for stock-based compensation under APB 25, and disclose in the consolidated financial statements the effects of SFAS 123 as if the recognition provisions were adopted.

RECENTLY ISSUED ACCOUNTING STANDARDS

         The Company has adopted in 1998 Statement of Position 98-1 ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE (SOP 98-1). This SOP segments an internal use software project into stages and accounts for the project's costs based on the stage in which the costs are incurred. Specified costs for each application development stage are capitalized if the preliminary project stage is complete, management authorized the project, and completion of the project is probable. Capitalizable costs of internal-use software projects consist of (1) external direct costs of materials and services used to develop or purchase internal-use software, (2) payroll and payroll-related costs for time spent directly on the project by employees directly associated with the internal-use software project, and (3) interest costs incurred during the development of internal use software. The Company's adoption of this pronouncement did not materially impact its financial statements. The Company's policy was to capitalize internal-use software costs. Accordingly, to upgrade its technology software and related hardware, the Company capitalized approximately $2.4 million, including $344,000 in 2000 as it completed this project. The Company amortizes these costs over five years.

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In June 2000, FASB issued Statement of Financial Accounting Standards No. 138 ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT NO.
133. These statements require all derivatives to be recorded on the balance sheet at fair market value and establishes new accounting rules for hedging instruments, and are effective for fiscal years beginning after June 15, 2000. The Company currently does not have any derivative instruments and is not involved in hedging activities and therefore does not expect these Statements to have an impact on its results of operations or financial position.

COMPREHENSIVE INCOME

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 REPORTING COMPREHENSIVE INCOME (SFAS 130). SFAS 130 requires that total comprehensive income and comprehensive income per share be disclosed with equal prominence as net income and earnings per share. Comprehensive income is defined

                           SRI/SURGICAL EXPRESS, INC.

as changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends and specifically excluded items such as deferred compensation. The Company adopted this Standard in 1998. The Company did not report any items of other comprehensive income in any of the years presented.

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified in order to conform to the 2000 presentation.

NOTE C--BUSINESS COMBINATIONS

         On February 26, 1999, the Company acquired assets of NPAC, the reusable surgical product business of the textile rental segment of National Service Industries, Inc., for approximately $604,000 cash, of which $449,000 has been allocated to goodwill. Goodwill is amortized over 30 years. The Company has accounted for the acquisition as a purchase. NPAC's operating results are included in the Company's operating results since the date of acquisition. Pro forma results are not materially different from historical results and therefore are not presented.

         On August 31, 1998, the Company acquired all the stock of RePak Surgical Enterprises, Inc. ("RePak"), a wholly owned subsidiary of Standard Textile Co., Inc. ("Standard Textile"), in exchange for 566,667 shares of its convertible Series A Preferred Stock. The Company also purchased the RePak facility's real estate for $1.5 million cash from Standard Textile's affiliates. The Company has accounted for the acquisition as a purchase. RePak's operating results are included in the Company's operating results since the date of acquisition. Of the approximately $8.6 million total costs it incurred to complete the acquisition, the Company allocated approximately $4.7 million to tangible assets, assumed approximately $760,000 in liabilities, and allocated approximately $4.7 million to goodwill. In January 2001, the Company merged RePak into the Company.

         The following unaudited pro forma results of operations for the year ended December 31, 1998 assumes the RePak acquisition described above had occurred January 1, 1998, and does not purport to show the results that actually would have occurred if the acquisition was made as of that date or results that might occur in the future.

                                             YEAR ENDED DECEMBER 31,1998
                                             ---------------------------
                                                     (UNAUDITED)
                                                    (IN THOUSANDS)

Revenues                                              $58,262
Net income                                            $ 4,017
Net income available for common shareholders          $ 3,809
Net income per common share, basic                    $  0.67
Net income per common share, diluted                  $  0.63


NOTE D--PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                           SRI/SURGICAL EXPRESS, INC.

                                                     USEFUL LIVES               DECEMBER 31,
                                                      IN YEARS               2000           1999
                                                      --------               ----           ----
Land                                                      -              $   429,460    $   429,460
Buildings and improvements                               40                4,000,317      2,905,132
Leasehold improvements                                 2-18                2,677,069      2,555,124
Machinery and equipment                                3-12               13,975,433     10,718,283
Office furniture, equipment and computers              3-10                5,378,253      4,220,319
                                                                         -----------     -----------
                                                                          26,460,532     20,828,318
Less: Accumulated depreciation and amortization                            6,481,275      4,164,303
                                                                         -----------    -----------
                                                                         $19,979,257    $16,664,015
                                                                         ===========    ===========

         For the years ended December 31, 2000, 1999 and 1998, depreciation and amortization expense was approximately $2.3 million, $1.5 million, and $984,000, respectively.

NOTE E- NOTES PAYABLE TO BANK

         The Company's outstanding balance under its revolving credit facility with First Union National Bank was approximately $15.6 million and $8.9 million as of December 31, 2000 and December 31, 1999, respectively.

         The Company recently expanded its revolving credit facility with First Union National Bank to include two participating institutions, SouthTrust Bank and The Bankers Bank, and to increase the available amount from $15.0 million to $45.0 million, subject to terms and conditions in the credit agreement.

         The revolving facility is secured by substantially all of SRI's assets and has a maturity date of June 30, 2003. The facility's interest rate varies between 225 and 275 basis points over LIBOR (6.4390% as of December 31, 2000), depending on the Company's leverage. The credit facility requires the Company to maintain (a) minimum consolidated net worth of not less than $37.0 million plus 75% of cumulative consolidated net income for each fiscal quarter beginning with the fiscal quarter ending March 31, 2000; (b) a consolidated leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charge coverage ratio of 2.25 to 1.0 through December 31, 2002, and 2.35 to 1.0 thereafter. The credit facility restricts the Company in paying dividends, engaging in acquisition transactions, incurring additional indebtedness, and encumbering its assets.

         The revolving credit facility allows the Company to repurchase up to $5 million of its stock from time to time through open market purchases at prevailing market prices. As of December 31, 2000, the Company had repurchased 35,900 shares of its common stock, valued at approximately $549,000.

         For the years ended December 31, 2000, 1999 and 1998, interest expense was approximately $1.3 million, $320,000, and $100,000, respectively.

                           SRI/SURGICAL EXPRESS, INC.

NOTE F--COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

         The Company leases offices, facilities, office equipment, and distribution vehicles under non-cancellable operating leases with terms ranging from one year to nine years. The office and processing facility leases contain various renewal options and escalating payments. At present, the Company intends to exercise certain aspects of these renewal options when the initial terms expire. The vehicle leases contain contingent rentals based on mileage.

         Future minimum lease payments as of December 31, 2000 under leases in excess of one year are as follows:

                          YEAR ENDING DECEMBER 31

                     2001                   $ 4,163,000
                     2002                     4,570,000
                     2003                     4,516,000
                     2004                     4,598,000
                     2005                     4,791,000
                     Thereafter               2,151,000
                                            -----------
                       Total                $24,789,000
                                            ===========

         Rental expense for the years ended December 31, 2000, 1999 and 1998 totaled approximately $4.1 million, $3.0 million, and $1.7 million (including contingent rentals of approximately $267,000, $293,000, and $237,000), respectively.

         As of February 1, 1999, the Company entered lease arrangements totaling $10.6 million for two new processing facilities in Stockton, California and Chattanooga, Tennessee. The lease terms are for three years. The Company guarantees all lease payments and a substantial residual value for the facilities when the lease terms end. The lease terms can be extended upon approval of the Company and the lessor. Each lease agreement includes a purchase option for the Company at the original cost of each leased facility. The Company accounts for these leases as operating leases. For the years ended December 31, 2000 and 1999, lease expense was approximately $629,000 and $191,000 for the two facilities, respectively. In addition, the Company has spent approximately $258,000 as of December 31, 2000, and expects to spend an additional $1.4 million (unaudited) in 2001 for leasehold improvements for its new corporate offices located in Tampa, Florida.

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

                           SRI/SURGICAL EXPRESS, INC.

MANAGEMENT INCENTIVE PLAN

         The Company has a Management Incentive Plan, the incentives of which are based on various performance factors and are adjusted to reflect the Company's overall performance as determined by the Board of Directors. Payment of the cash incentives is made at the end of the second month after the end of the incentive year. The participant must still be an employee of the Company at that time. Approximately $483,000, $200,000, and $212,000 of incentives were recognized during the years ended December 31, 2000, 1999 and 1998, respectively.

MANAGEMENT EMPLOYMENT AGREEMENTS

         The Company has employment agreements with three executives that provide for each person to receive severance pay equal to two years of base salary if the executive is terminated following a change in control of the Company.

NOTE G--INCOME TAX

         The provisions for income taxes for the years ended December 31 were as follows:

                2000            1999           1998
            -----------     -----------    -----------
Current     $ 2,464,000     $ 1,762,000    $ 1,984,000
Deferred         (1,000)        741,000        409,000
            -----------     -----------    -----------
Total       $ 2,463,000     $ 2,503,000    $ 2,393,000
            ===========     ===========    ===========

         Reconciliation of the federal statutory income tax rate of 34.0% to the effective income tax rate for the years ended December 31 were as follows:

                                          2000        1999        1998
                                         ------      ------      ------

Federal statutory income tax rate         34.0%       34.0%       34.0%
State income taxes, net of federal         5.2         5.2         4.6
Benefit of state tax credits              (3.0)         --          --
Other, net                                (1.4)        (.4)         .8
                                        ------      ------      ------
                                          34.8%       38.8%       39.4%
                                        ======      ======      ======

Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                       DECEMBER 31,
                                               ---------------------------
                                                  2000            1999
                                               -----------     -----------

Deferred tax assets:
         Inventory                             $   694,000     $   467,000
          Accounts receivable                       41,000          35,000
          Accrued expenses                         234,000         135,000
          State tax credits                        136,000            --
          Other                                      4,000          12,000
                                               -----------     -----------
                                                 1,109,000         649,000
      Deferred tax liabilities:
          Depreciation                          (1,459,000)     (1,025,000)
          Software development costs              (519,000)       (502,000)
          Other                                    (13,000)         (5,000)
                                               -----------     -----------

          Net deferred income tax liability    $  (882,000)    $  (883,000)
                                               ===========     ===========

                           SRI/SURGICAL EXPRESS, INC.

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

CONVERTIBLE PREFERRED STOCK

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

NOTE I--STOCK OPTIONS

         The Company maintains three stock option plans, the 1995 Stock Option Plan, the 1996 Non-Employee Director Plan, and the 1998 Stock Option Plan.

THE 1995 STOCK OPTION PLAN

         The 1995 Stock Option Plan provides employees with incentive or non-qualified options to purchase up to 700,000 shares of Common Stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement or termination of employment. As of December 31, 2000, options to purchase 678,100 shares were outstanding under this Plan.

THE 1998 STOCK OPTION PLAN

         The 1998 Stock Option Plan provides employees with incentive or non-qualified options to purchase up to 300,000 shares of Common Stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement or termination of employment. As of December 31, 2000, options to purchase 164,000 shares were outstanding under this Plan.

THE NON-EMPLOYEE PLAN

         The Non-Employee Plan provides for the grant of non-qualified stock options to purchase up to 100,000 shares of Common Stock to members of the Board of Directors who are not employees of the Company. At the completion of its initial public offering, each non-employee director was granted options to purchase 4,000 shares of Common Stock for each full remaining year of the director's term. Thereafter, on the date on which a new non-

                           SRI/SURGICAL EXPRESS, INC.

employee director is first elected or appointed, he or she is automatically granted options to purchase 4,000 shares of Common Stock for each year of his initial term, and will be granted options to purchase 4,000 shares of Common Stock for each year of any subsequent term to which he is elected. All options become exercisable ratably over the director's term and have an exercise price equal to the fair market value of the Common Stock on the date of grant. As of December 31, 2000, options to purchase 71,500 shares were outstanding under this Plan.

OTHER STOCK OPTIONS

         In October 1995, 66,000 non-qualified stock options were granted to a former officer and former director of the Company. The options are fully vested, and have an exercise price of $4.43 per share.

         In November 1997, 20,000 non-qualified stock options were granted to a former officer and former director of the Company. The options vest ratably over five years, and have an exercise price of $15.06 per share.

         If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below:


                                                            YEARS ENDED DECEMBER 31,
                                                   ----------------------------------------
                                                     2000            1999            1998
                                                   --------        --------        --------
Net income                         As reported     $  4,620        $  3,954        $  3,686
                                    Pro forma      $  3,932        $  2,973        $  2,991

Basic net income per share         As reported     $   0.78        $   0.66        $   0.64
                                    Pro forma      $   0.66        $   0.49        $   0.52

Diluted net income per share       As reported     $   0.73        $   0.63        $   0.61
                                    Pro forma      $   0.62        $   0.47        $   0.50

         The fair value of each option grant is estimated on the date of grant using the Binomial options-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 2000, 1999 and 1998, respectively, no dividend yield for all years, expected volatility of 69%, 61% and 53%; risk-free interest rates of 7.0%, 7.5%, and 6.0%, and expected lives of 4.1, 4.0, and 4.0 years. The weighted average fair value of options granted during the years ended December 31, 2000, 1999 and 1998 were $4.46, $5.91, and $7.89, respectively.

                           SRI/SURGICAL EXPRESS, INC.

         A summary of the status of the Company's fixed stock option plan as of December 31, 2000, 1999 and 1998, and changes during the years ended on those dates is presented below:
                                                                    WEIGHTED
                                                                    AVERAGE
                                                                    EXERCISE
                                                  OPTIONS            PRICE
                                                 --------          ---------
Outstanding as of December, 31, 1997              631,200          $   11.17

          Granted                                 132,500          $   17.26
          Exercised                                (4,900)         $    2.98
          Forfeited                               (55,800)         $   13.26
                                                 --------          ---------

Outstanding as of December 31, 1998               703,000          $   12.21

         Granted                                  216,000          $   11.18
         Exercised                                (12,000)         $    7.68
         Forfeited                                (14,500)         $   14.86
                                                 --------          ---------

Outstanding as of December 31, 1999               892,500          $   11.98

         Granted                                  229,000          $    7.69
         Exercised                                 (1,000)         $   11.44
         Forfeited                               (128,900)         $   12.10
                                                 --------          ---------

Outstanding as of December, 31, 2000              991,600          $   10.97
                                                 ========          =========

         The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2000:

                                               WEIGHTED AVERAGE
                                                   REMAINING
      RANGE OF                  NUMBER         CONTRACTUAL LIFE    WEIGHTED AVERAGE
  EXERCISE PRICES            OUTSTANDING           (YEARS)          EXERCISE PRICE
  ---------------            -----------       ----------------    ----------------
   $ 4.43 -  5.85              272,000               5.9                $ 5.45
   $ 5.86 -  9.50              239,000               4.9                $ 8.92
   $ 9.51 - 17.50              381,100               6.2                $14.37
   $17.51 - 19.00               99,500               7.3                $18.01
                               -------                                  ------
                               991,600                                  $10.97
                               =======                                  ======
EXERCISABLE SHARES

    $ 4.43 -  5.85             134,000                                  $ 5.15
    $ 5.86 -  9.50             171,300                                  $ 9.40
    $ 9.51 - 17.50             179,699                                  $15.31
    $17.51 - 19.00              39,800                                  $18.01
                               -------                                  ------
                               524,799                                  $10.99
                               =======                                  ======

         At December 31, 1999 and 1998, exercisable options totaled 368,299 and 263,400 at weighted average exercise prices of $10.25 and $8.85, respectively.

                           SRI/SURGICAL EXPRESS, INC.

NOTE J-EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                        YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------------
                                                                2000               1999             1998
                                                             -----------       -----------       -----------
BASIC
         Numerator:
            Net income                                       $ 4,619,616       $ 3,954,310       $ 3,686,000
            Less effect of dividends of preferred stock         (204,000)         (207,923)          (67,000)
                                                             -----------       -----------       -----------
            Net income available for common
            shareholders                                     $ 4,415,616       $ 3,746,387       $ 3,619,000
                                                             ===========       ===========       ===========
         Denominator:
            Weighted average shares outstanding                5,673,396         5,676,160         5,662,000
                                                             ===========       ===========       ===========
            Net income per common share - basic              $      0.78       $      0.66       $      0.64
                                                             ===========       ===========       ===========
DILUTED
         Numerator:
            Net income                                       $ 4,619,616       $ 3,954,310       $ 3,686,000
                                                             ===========       ===========       ===========
         Denominator:
            Weighted average shares outstanding                5,673,396         5,676,160         5,662,000

            Effect of dilutive securities:
                 Employee stock options                          119,750            79,276           172,000
                 Convertible preferred stock                     566,667           566,667           185,000
                                                             -----------       -----------       -----------

                                                               6,359,814         6,322,103         6,019,000
                                                             ===========       ===========       ===========

         Net income per common share - diluted               $      0.73       $      0.63       $      0.61
                                                             ===========       ===========       ===========

         Options to purchase 666,600, 538,870 and 371,000 shares of common stock were not included for all or a portion of the years ended December 31, 2000, 1999 and 1998 computation of diluted net income per common share, respectively, as the options' exercise prices were greater than the average market price of the common shares and therefore the effect would be anti-dilutive.

NOTE K - 1999 EMPLOYEE BENEFIT PLAN

         Effective February 1, 1999, the Company sponsors the SRI/Surgical Express, Inc. 401(k) Plan (the "Plan"), a defined contribution plan established under Section 401(k) of the U.S. Internal Revenue Code. Employees are eligible to contribute voluntarily to the Plan after one year of continued service, satisfying 1,000 hours of service, and attaining age 21. At its discretion, the Company may contribute 25% of the first 4% of the employee's contribution. The Plan allows for employee elective contributions up to an amount equivalent to 15% of salary. Employees are always vested in their contributed balance and vest ratably in the Company's contribution over six years. For the years ended December 31, 2000 and 1999, the Company expense related to the Plan was approximately $96,000 and $89,000, respectively.

NOTE L-RELATED PARTY TRANSACTIONS

         During the years ended December 31, 2000, 1999 and 1998, the Company paid $33,000, $394,000, and $24,000, respectively, to a company to design and supply the components for water reclamation systems for SRI facilities. A director and shareholder of the Company owns the business providing these services to SRI.

                           SRI/SURGICAL EXPRESS, INC.

         During the years ended December 31, 2000, 1999 and 1998, the Company paid approximately $42,000, $73,000, and $76,000, respectively, to two law firms. A member of each law firm was a shareholder of the Company when these services were rendered.

         During the years ended December 31, 2000 and 1999, the Company paid approximately $10.9 million and $7.4 million, respectively, to a company for the purchase of reusable surgical products. This firm is owned and managed by a director and shareholder of the Company. As of December 31, 2000 and 1999, the Company had accounts payable to that company of approximately $1.0 million and $2.6 million, respectively.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                           SRI/SURGICAL EXPRESS, INC.


               COLUMN A                          COLUMN B            COLUMN C            COLUMN D           COLUMN E
-------------------------------------           -----------       ------------        ---------------     ------------

                                                BALANCE AT         CHARGED TO                               BALANCE0
                                                BEGINNING           COSTS AND           DEDUCTIONS           AT END
             DESCRIPTION                        OF PERIOD           EXPENSES            (DESCRIBE)         OF PERIOD
-------------------------------------           -----------       ------------       ----------------     ------------
Allowance for doubtful accounts:

   Year ended December 31, 1998:                 $  39,000        $     11,607       $       (607)(1)     $     50,000

   Year ended December 31, 1999:                 $  50,000        $     39,322       $        678 (2)     $     90,000

   Year ended December 31, 2000:                 $  90,000        $     41,362       $    (25,362)(1)     $    106,000

Reserve for shrinkage and obsolescence, reusables:

   Year ended December 31, 1998:                 $ 199,000        $  1,523,000       $ (1,269,000)(3)     $    453,000

   Year ended December 31, 1999:                 $ 453,000        $  1,844,000       $ (1,498,000)(3)     $    799,000

   Year ended December, 31, 2000:                $ 799,000        $  2,166,000       $ (1,777,000)(3)     $  1,188,000

Reserve for shrinkage, disposables:

   Year ended December 31, 1998:                 $  45,000        $     36,000       $    (13,000)(4)     $     68,000
   Year ended December 31, 1999:                 $  68,000        $     61,000       $    (22,000)(4)     $    107,000

   Year ended December 31, 2000:                 $ 107,000        $    481,000       $   (304,000)(4)     $    284,000

(1) Write-offs of uncollectible accounts
(2) Recoveries were greater than write-offs of uncollectible accounts
(3) Write-offs of reusable products
(4) Write-offs of disposable products


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item concerning the Company's executive officers and directors is incorporated by reference to the information set forth under the captions "Proposal No. 1: Election of Directors" and "Other Information" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the information set forth under the caption "Executive Officer Compensation" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the information set forth under the caption "Other Information" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the information set forth under the caption "Certain Relationships" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.   The following Financial Statements of the Registrant are included in
         Part II, Item 8, Page 16

         Reports of Independent Certified Public Accountants . . . . . . . .  19
         Consolidated Statements of Income for Years Ended
               December 31, 2000, 1999 and 1998  . . . . . . . . . . . . . .  21
         Consolidated Balance Sheets at December 31, 2000 and 1999   . . . .  22
         Consolidated Statements of Shareholders' Equity for
               Years Ended December 31, 2000, 1999 and 1998. . . . . . . . .  23
         Consolidated Statements of Cash Flow for Years Ended
               December 31, 2000, 1999 and 1998  . . . . . . . . . . . . . .  24
         Notes to Consolidated Financial Statements  . . . . . . . . . . . .  25

    2.   Financial Statement Schedules of the Registrant: See (d) below.

(b) Reports on Form 8-K: On October 24, 2000, the Company filed a current report on Form 8-K to announce new customer agreements, its new Surgical Express for Laparoscopy program, and a new joint marketing agreement with Aesculap, Inc.

(c)      Exhibits: See Exhibit Index

(d)      Financial Statements Schedule: The valuation and qualifying accounts schedule is provided and all other financial statement schedules are omitted because of the absence of the conditions under which they are required.

                                 EXHIBITS INDEX

EXHIBIT
NUMBER            EXHIBIT DESCRIPTION
-------           -------------------

2.1(1) Asset Purchase Agreement dated July 31, 1994, between the Company and Amsco SRI/Surgical Express, Inc.

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

10.5(3)           Employment Agreement between the Company and each of Messrs.
                  Isel, Peterson and Boosales: (a) Isel (b) Peterson (c)
                  Boosales

10.6(1) Lease Agreement dated August 16, 1991, between Coastal 2920 Corporation and Amsco SRI/Surgical Express, Inc., as amended and assigned to the Company.

10.7(1) Lease dated August 28, 1992, among Winchester Homes, Inc. and Weyerhaeuser Real Estate Company and Amsco SRI/Surgical Express, Inc., as assigned to the Company.

10.8(1) Texas Industrial Net Lease dated March 19, 1992, between the Trustees of the Estate of James Campbell, Deceased, and Amsco SRI/Surgical Express, Inc., as assigned to the Company.

10.9(1) Lease dated March 30, 1992, between Walter D'Aloisio and Amsco SRI/Surgical Express, Inc., as assigned to the Company.

EXHIBIT
NUMBER            EXHIBIT DESCRIPTION
-------           -------------------

10.10(1) Standard Industrial Lease -- Multi-Tenant (American Industrial Real Estate Association) dated February 24, 1992, between Borstein Enterprises and Amsco SRI/Surgical Express, Inc., as assigned to the Company.

10.11(1) Carolina Central Industrial Center Lease dated April 22, 1992, between Industrial Development Associates and Amsco SRI/Surgical Express, Inc., as assigned to the Company.

10.12(1) Lease Agreement dated September 2, 1993, between Price Pioneer Company, Ltd., and Amsco SRI/Surgical Express, Inc., as assigned to the Company.

10.13(1) Service Center Lease dated December 4, 1991, between QP One Corporation and Amsco SRI/Surgical Express, Inc., as assigned to the Company.

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

10.24(6) Registration Rights Agreement dated August 31, 1998, between the Company and Standard Textile Co., Inc.

10.25(7) Procurement Agreement dated August 31, 1998, between the Company and Standard Textile Co., Inc.

10.26(8) Promissory Note dated as of February 24, 1999, executed by the Company in favor of First Union National Bank.

10.27(8) Credit Agreement dated as of February 24, 1999, between the Company and First Union National Bank (Revolving Line of Credit).

10.28(8) Security Agreement dated as of February 1, 1999, between the Company and First Union National Bank (Revolving Line of Credit).

EXHIBIT
NUMBER            EXHIBIT DESCRIPTION
-------           -------------------

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

10.31(8) Lease Agreement dated as of February 1, 1999, between the Company and First Security Bank, National Association.

10.32(9) Lease Agreement dated as of June 15, 1999, between the Company and ProLogis Limited Partnership IV.

10.33(10)         Lease Agreement dated as of June 10, 1999, between the Company and Riggs & Company, a division of Riggs Bank, N.A., as
                  Trustee of the Multi-Employer Property Trust, a trust organized under 12 C.F.R. Section 9.18.

10.34(10)         Lease Agreement dated as of March 22, 1999, between the
                  Company and Aldo Abate (lease facility)

10.35(11)         Amendment No. 2 to Credit Agreement dated as of March 24, 2000 between the Company and First Union National Bank

10.36(11)         Replacement Revolving Note dated as of March 24, 2000,
                  executed by the Company in favor of First Union National Bank

10.37(13)         Joint Marketing Agreement dated as of April 28, 2000, between
                  Aesculap, Inc. and the Company.

10.38(12)         Syndication Amendment and Assignment dated as of June 27,
                  2000, among the Company, First Union National Bank, and
                  SouthTrust Bank, N.A.

10.39(12)         First Amendment to Pledge Agreement and Security Agreement
                  dated as of June 27, 2000, between the Company and First Union
                  National Bank.

10.40(12)         Revolving Note dated as of June 27, 2000, issued by the
                  Company to SouthTrust Bank.

10.41(12)         Replacement Swingline Note dated as of June 27, 2000, issued by the Company to SouthTrust Bank.

10.42(14)         Amendment No. 5 to Existing Credit Agreement dated as of June
                  24, 2000, among the Company, First Union National Bank, and
                  SouthTrust Bank, N.A.

10.43(14)         Amendment No. 6 to Existing Credit Agreement dated as of
                  September 22, 2000, between the Company and First Union
                  National Bank.

10.44(14)         New Commitment Agreement dated as of October 4, 2000, among the Company, First Union National Bank, The Bankers Bank, and
                  SouthTrust Bank, N.A.

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

(10) Incorporated by reference to the Annual Report on Form 10-K for the 1999 year filed by the Registrant on March 28, 2000.

(11) Incorporated by reference to the Quarterly Report on Form 10-Q for the 2000 first quarter filed by the Registrant on May 12, 2000.

(12) Incorporated by reference to the Quarterly Report on Form 10-Q for the 2000 second quarter filed by the Registrant on August 11, 2000.

(13) Incorporated by reference to the Current Report on Form 8-K dated October 24, 2000, and filed by the Registrant on October 24, 2000.

(14) Incorporated by reference to the Quarterly Report on Form 10-Q for the 2000 third quarter filed by the Registrant on November 8, 2000.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

         SRI/SURGICAL EXPRESS, INC.

                                                BY: /s/ RICHARD T. ISEL
                                                    -------------------
                                                    Richard T. Isel
                                                    Chairman, President
                                                    and CEO

Dated: March 27, 2001

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


                  SIGNATURE                                   TITLE                               DATE
                  ---------                                   -----                               ----
           /s/  RICHARD T. ISEL                      Chairman, President,                    March 27, 2001
----------------------------------------------       Chief Executive Officer
                Richard T. Isel                      and Director


          /s/   WAYNE R. PETERSON                    Executive Vice President and            March 27, 2001
----------------------------------------------       Director
                Wayne R. Peterson


          /s/   JAMES T. BOOSALES                    Executive Vice President,               March 27, 2001
----------------------------------------------       Chief Financial Officer and
                James T. Boosales                    Director


         /s/    JAMES M. EMANUEL                     Director                                March 27, 2001
----------------------------------------------
                James M. Emanuel


         /s/    LEE R. KEMBERLING                    Director                                March 27, 2001
----------------------------------------------
                Lee R. Kemberling


         /s/    GARY L. HEIMAN                       Director                                March 27, 2001
----------------------------------------------
                Gary L. Heiman


         /s/    N. JOHN SIMMONS, JR.                 Director                                March 27, 2001
 ---------------------------------------------
                N.  John Simmons, Jr.