Form 10-Q
period 2001-03-31
SRI SURGICAL EXPRESS INC
filed 2001-05-14
CIK 1014041

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549



                                   FORM 10-Q


       (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MARCH 31, 2001

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to __________


                      Commission File Number:   000-20997

                           SRI/SURGICAL EXPRESS, INC.
             (Exact name of Registrant as specified in its Charter)

    Florida                                                      59-3252632
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)


                              12425 Racetrack Road
                             Tampa, Florida   33626
                    (Address of Principal Executive Offices)


                                 (813) 891-9550
                        (Registrant's Telephone Number)

     Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X    No ____
         -----

Number of outstanding shares of each class of Registrant's Common Stock as of May 1, 2001:

                   Common Stock, par value $.001 - 6,217,361

                                      INDEX

                                                                           Page
                                                                           ----

PART I    FINANCIAL INFORMATION

       Item 1   Condensed Financial Statements

                      Condensed Statements of Income for the three months
                      ended March 31, 2001 (unaudited) and March 31, 2000
                      (unaudited)...........................................   1

                      Condensed Balance Sheets as of March 31,
                      2001(unaudited) and December 31,
                      2000..................................................   2

                      Condensed Statements of Cash Flows for the three months ended March 31, 2001 (unaudited) and March 31, 2000
                      (unaudited)...........................................   3

                      Notes to Condensed Financial Statements
                      (unaudited)...........................................   4

      Item 2   Management's Discussion and Analysis of Financial
               Condition and Results of Operations .........................   6


PART II                          OTHER INFORMATION

      Item 1   Legal Proceedings............................................  10

      Item 2   Changes in Securities........................................  10

      Item 3   Defaults Upon Senior Securities .............................  10

      Item 4   Submission of Matters to a Vote of Security Holders..........  10

      Item 5   Other Information ...........................................  10

      Item 6   Exhibits and Reports on Form 8-K.............................  10


SIGNATURE ..................................................................  11

                        PART I - FINANACIAL INFORMATION

Item 1. Condensed Financial Statements

                           SRI/SURGICAL EXPRESS, INC.
                         CONDENSED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (unaudited)

                                                        Three Months Ended
                                                    March 31,         March 31,
                                                      2001              2000
                                                     -----              ----

Revenues                                            $  21,298         $ 18,332
Cost of revenues                                       14,548           12,920
                                                    ---------         --------
     Gross profit                                       6,750            5,412

Distribution expenses                                   1,349            1,362
Selling and administrative expenses                     2,727            2,829
                                                    ---------         --------
     Income from operations                             2,674            1,221

Interest expense, net                                     388              218
                                                    ---------         --------
     Income before income taxes                         2,286            1,003

Income tax expense                                        880              391
                                                    ---------         --------
     Net income                                     $   1,406         $    612
                                                    =========         ========

Dividends on preferred stock                               51               51
                                                    ---------         --------
Net income available for common shareholders        $   1,355         $    561
                                                    =========         ========

Net income per common share - basic                 $    0.24         $   0.10
                                                    =========         ========

Net income per common share - diluted               $    0.22         $   0.10
                                                    =========         ========

Weighted average common shares
outstanding - basic                                     5,628            5,677
                                                    =========         ========

Weighted average common shares
outstanding - diluted                                   6,509            6,257
                                                    =========         ========

   The accompanying notes are an integral part of these financial statements.

                           SRI/SURGICAL EXPRESS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                             Three Months Ended March 31,
                                                                              2001                 2000
                                                                              ----                 ----
Cash flows from operating activities
  Net income                                                            $    1,406             $       612
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                             696                     461
     Amortization of reusable surgical products                              1,042                   1,111
     Provision for reusable surgical products shrinkage                        603                     500
     Change in assets and liabilities:
        Accounts receivable, net                                               254                    (908)
        Inventories                                                           (344)                 (2,078)
        Prepaid expenses and other assets                                     (199)                    562
        Accounts payable                                                       782                   1,129
        Employee related and other accrued expenses                           (961)                    636
                                                                      ------------             -----------
            Net cash provided by operating activities                        3,279                   2,025
                                                                      ------------             -----------

Cash flows from investing activities
  Purchases of property, plant and equipment                                (1,850)                 (2,674)
  Purchases of reusable surgical products                                   (1,064)                 (3,665)
                                                                      ------------             -----------
            Net cash used in investing activities                           (2,914)                 (6,339)
                                                                      ------------             -----------

Cash flows from financing activities
  Net borrowings on notes payable to bank                                      (38)                  4,389
  Net proceeds from issuance (repurchase) of common stock                     (355)                    --
  Dividends paid                                                               (51)                    (51)
                                                                      ------------             -----------
            Net cash provided by (used in) financing activities               (444)                  4,338
                                                                      ------------             -----------

  Increase (decrease) in cash and cash equivalents                             (79)                     24
  Cash and cash equivalents at beginning of period                             132                      37
                                                                      ------------             -----------
  Cash and cash equivalents at end of period                                    53             $        61
                                                                      ============             ===========

Supplemental cash flow information
    Cash paid for interest                                                     393             $       183
                                                                      ============             ===========
    Cash paid for income taxes                                               1,270             $       212
                                                                      ============             ===========




   The accompanying notes are an integral part of these financial statements.

                           SRI/SURGICAL EXPRESS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (unaudited)

1.        BASIS OF PRESENTATION

          The accompanying unaudited condensed financial statements of SRI/Surgical Express, Inc. (the "Company"), formerly Sterile Recoveries, Inc., have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting principles for interim financial statements and include those accounting policies disclosed in tShe Company's Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2001. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K.

          The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. There are 13 weeks included for the three month periods ended March 31, 2001 and March 31, 2000, respectively.

2.        LINE OF CREDIT

          The Company's outstanding balance under its $45.0 million revolving credit facility was approximately $15.6 million and $13.2 million on March 31, 2001 and March 31, 2000, respectively.

          The revolving facility is secured by substantially all of the Company's assets and has a maturity date of June 30, 2003. The facility's interest rate varies between 225 and 275 basis points over LIBOR (5.078% as of March 31, 2001), depending on the Company's leverage. The credit facility requires the Company to maintain (a) minimum net worth of not less than $37.0 million plus 75% of cumulative net income for each fiscal quarter beginning with the fiscal quarter ending March 31, 2000; (b) a leverage ratio of not more than
2.5 to 1.0; and (c) a fixed charge coverage ratio of 2.25 to 1.0 through December 31, 2002, and 2.35 to 1.0 thereafter. The credit facility restricts the Company in paying dividends, engaging in acquisition transactions, incurring additional indebtedness, and encumbering its assets.

          The revolving credit facility allows the Company to repurchase up to $5 million of its stock from time to time through open market purchases at prevailing market prices. As of March 31, 2001, the Company had repurchased 72,000 shares of its common stock, for a total of $1,073,144.

3.        COMMITMENTS AND CONTINGENCIES

          A new operating lease for the Company's new corporate offices located in Tampa, Florida commenced on March 24, 2001. The monthly lease payments are $38,300 and the lease term is 20 years. In addition, the Company incurred approximately $1.4 million as of March 31, 2001, and expects to incur an additional $750,000 in 2001 for leasehold improvements, furniture and equipment for its corporate offices.

4.        EARNINGS PER SHARE

          The following table sets forth the computation of basic and diluted earnings per share:

                                                                  Three Months Ended
                                                                       March 31,
                                                              2001                   2000
                                                              ------                  -----
                                                                 (In thousands, except
                                                                    per share data)
                                                                       (unaudited)
Basic
-----
    Numerator:
    Net income                                                $   1,406                   612
         Less effect of dividends of preferred stock                (51)                  (51)
                                                              ---------             ---------
         Net income available for common shareholders         $   1,355             $     561
                                                              =========             =========
    Denominator:
          Weighted average shares outstanding                     5,628                 5,677
                                                              =========             =========
          Net income per common share - basic                 $    0.24             $    0.10
                                                              =========             =========

Diluted
-------
    Numerator:

       Net income                                             $   1,406             $     612
                                                              =========             =========
    Denominator:
       Weighted average shares outstanding                        5,628                 5,677
       Effect of dilutive securities:
          Employee stock options                                    314                    13
          Convertible preferred stock                               567                   567
                                                              ---------             ---------
                                                                  6,509                 6,257
                                                              =========             =========

Net income per common share - diluted                         $   0.22              $    0.10
                                                              =========             =========


         Options to purchase 239,500 and 895,500 shares of common stock for the three month periods ended March 31, 2001 and March 31, 2000, respectively, were not included for all or a portion of the computation of diluted net income per common share as the options' exercise prices were greater than the average market price of the common shares, and therefore the effect would be anti-dilutive.

Item 2.  Management's Discussion and Analysis of Financial Condition and
-------
Results of Operations

Overview

          The Company provides hospitals and surgery centers with a comprehensive surgical procedure-based delivery and retrieval service for reusable gowns, towels, drapes, basins, and instruments, and provides other disposable products necessary for surgery. At eleven regional facilities, the Company collects, sorts, cleans, inspects, packages, sterilizes and delivers its reusable products on a just-in-time basis. The Company offers an integrated "closed-loop" reprocessing service that uses two of the most technologically advanced reusable textiles: (i) a GORE(R) Surgical Barrier Fabric* for gowns and drapes that is breathable yet liquidproof and provides a viral/bacterial barrier and (ii) an advanced microfiber polyester surgical fabric for gowns and drapes that is liquid and bacterial resistant. The Company also offers state of the art reusable laparoscopic instruments from Aesculap, Inc., one of the oldest and largest worldwide suppliers of surgical instruments. Aesculap furnishes and maintains the instruments. The surgical instruments are designed with flush ports or to be taken apart for complete cleaning and decontamination.

         In 1998, the Company introduced its new service, Surgical Express(R), which uses daily delivery and retrieval to provide customers an expanded program of products and services. Surgical Express is an outsourced Surgical Case Cart Management Program, which the Company expects will reduce hospital and surgery center processing costs and their investment in surgical products. The Company's Surgical Express program offers its customers disposable accessory packs containing smaller surgical items that are not reusable, such as needles, syringes, and tubing. The Company's first complete procedure-based offering, Surgical Express for Laparoscopy, combines reusable surgical gowns, towels, drapes, and basins with disposable products and laparoscopic instruments. The Company believes that the flexibility offered its customers by this unique product offering improves its competitive position in the marketplace.

Results of Earnings

         The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in the statement of income of the Company.

                                                                                Three Months
                                                                                Ended March 31,
                                                                              2001         2000
                                                                             ------       ------
Revenues                                                                     100.0%       100.0%
Cost of revenues                                                              68.3         70.5
                                                                            ------       ------
     Gross profit                                                             31.7         29.5
Distribution expenses                                                          6.3          7.4
Selling and administrative expenses                                           12.8         15.4
                                                                            ------       ------
     Income from operations                                                   12.6          6.7
Interest expense, net                                                          1.9          1.2
                                                                           -------      -------
     Income before income taxes                                               10.7          5.5
Income tax expense                                                             4.1          2.2
                                                                           -------       ------
Net income                                                                     6.6%         3.3%
                                                                           =======       ======

Selected Quarterly Data

         The Company's selected unaudited quarterly information is as follows:

                                                                              Quarters Ended
                                                                              --------------
                                                        Mar. 31,     Jun. 30,    Sep. 30,       Dec. 31,      Mar. 31,
                                                        2000          2000        2000           2000          2001
                                                        ----          ----        ----           ----          ----
                                                                    (In thousands, except per share data)
Net Revenues                                          $ 18,332     $ 19,662     $ 19,493       $ 20,330    $ 21,298
Gross Profit                                             5,412        6,232        6,224          6,906       6,750
Net Income                                                 612        1,114        1,281          1,613       1,406
Net income available for common shareholders               561        1,063        1,230          1,562       1,355
Net income per common share, basic                        0.10         0.19         0.22           0.27        0.24
Net income per common share, diluted                      0.10         0.18         0.20           0.25        0.22

Three Months Ended March 31,2001 Compared to Three Months Ended March 31, 2000

         Revenues. Revenues increased $3.0 million, or 16.2%, to $21.3 million in the first quarter of 2001, from $18.3 million in the first quarter of 2000. While the Company benefited from continued growth in its core reusable business, the revenue increases were attributable primarily to increased Surgical Express business and expansion of its instrument program.

         Gross Profit. Gross profit increased $1.3 million, or 24.7%, to $6.7 million in the first quarter of 2001, from $5.4 million in the first quarter of 2000. As a percentage of revenues, gross profit increased by 2.2% to 31.7% in the first quarter of 2001, from 29.5% in the first quarter of 2000. The increase in gross profit reflects positive leverage of increased revenues.

         Distribution Expenses. Distribution expenses decreased $13,000, or 1.0%, to $1.3 million in the first quarter of 2001, from $1.4 million in the first quarter of 2000. As a percentage of revenues, distribution expenses decreased to 6.3% in the first quarter of 2001 from 7.4% in the first quarter of 2000. The decrease as a percentage of revenues was achieved despite increases in fuel costs. The Company was able to offset the increased fuel costs by increased volume per shipment and increased utilization of optimal truck routes.

         Selling and Administrative Expenses. Selling and administrative expenses decreased $102,000, or 3.6%, to $2.7 million in first quarter of 2001, from $2.8 million in the first quarter of 2000. As a percentage of revenues, selling and administrative expenses decreased 2.6% to 12.8% in the first quarter of 2001 from 15.4% in the first quarter of 2000. The decrease in selling and administrative expenses resulted primarily from a severance expense incurred in January 2000.

         Income from Operations. Income from operations increased $1.5 million, or 119.0%, to $2.7 million in the first quarter of 2001, from $1.2 million in the first quarter of 2000. As a percentage of revenues, income from operations increased 5.9% to 12.6% for the first quarter of 2001 from 6.7% for the first quarter of 2000.

         Interest Expense, Net. Interest expense increased $170,000 to $388,000 in the first quarter of 2001, from $218,000 in the first quarter of 2000, primarily due to higher borrowings under the Company's revolving credit facility.

         Income Tax Expense. Income tax expense increased $489,000 to $880,000 in the first quarter of 2001, compared to $391,000 in the first quarter of 2000. The Company's effective tax rate is 38.5%.


Liquidity and Capital Resources

         The Company's principal sources of capital have been cash flows from operations, operating leases for facilities and distribution vehicles, and borrowings under its revolving credit facility.

         The Company's positive cash flow provided by operating activities was $3.3 million during the first quarter of 2001 compared to $2.0 million during the first quarter of 2000. The increase in cash from operating activities resulted primarily from an increase in net income before amortization, shrinkage and depreciation, slower growth in inventories, and decreased accounts receivable, and was partially offset by a decrease in employee related and other accrued expenses.

         The Company's net cash used in investing activities declined from $6.3 million in the first quarter of 2000 to $2.9 million in the first quarter of 2001. The Company made substantial capital expenditures in the first quarter of 2000 to improve its facilities and to purchase reusable surgical products. The Company's equipment expenditures during the first quarter of 2001 were primarily for its new corporate offices, facility equipment and expansions. The Company expects to spend an additional $7.0 million for property, plant and equipment during the balance of 2001, primarily for facility equipment and expansions.

         The Company's expenditures for reusable surgical products during this year's first quarter were substantially lower than for its 2000 first quarter. The Company's level of reusable surgical products exceeded its needs at the close of 2000, and management adjusted its new product expenditures this year accordingly. The Company expects to spend an additional $8.0 million for reusable surgical products during the balance of 2001.

         As of March 31, 2001, the Company's outstanding balance under its $45.0 million revolving credit facility was approximately $15.6 million. The revolving facility is secured by substantially all of the Company's assets and has a maturity date of June 30, 2003. The facility's interest rate varies between 225 and 275 basis points over LIBOR (5.078% as of March 31, 2001), depending on the Company's leverage. The credit facility requires the Company to maintain (a) minimum net worth of not less than $37.0 million plus 75% of cumulative net income for each fiscal quarter beginning with the fiscal quarter ending March 31, 2000; (b) a leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charge coverage ratio of 2.25 to 1.0 through December 31, 2002, and 2.35 to 1.0 thereafter. The credit facility restricts the Company in paying dividends, engaging in acquisition transactions, incurring additional indebtedness, and encumbering its assets.

         The revolving credit facility allows the Company to repurchase up to $5 million of its stock from time to time through open market purchases at prevailing market prices. As of March 31, 2001, the Company had repurchased 72,000 shares of its common stock, for a total of $1,073,144.

         A new operating lease for the Company's new corporate offices located in Tampa, Florida commenced on March 24, 2001. The monthly lease payments are $38,300 and the lease term is 20 years. In addition, the Company incurred approximately $1.4 million as of March 31, 2001, and expects to incur an additional $750,000 in 2001 for leasehold improvements, furniture and equipment for its corporate offices.

         As of March 31, 2001, the Company had cash of approximately $53,000. The Company believes that its cash flows from operating activities and funds available under its credit facility will be sufficient to fund its growth and anticipated capital requirements for the next twelve months


Certain Considerations

         This report, other documents that are publicly disseminated by the Company, and oral statements that are made on behalf of the Company contain or might contain both statements of historical fact and forward-looking statements. Examples of forward-looking statements include: (a) projections of revenue, earnings, capital structure, and other financial items, (b) statements of the plans and objectives of the Company and its management, (c) statements of future economic performance, and (d) assumptions underlying statements regarding the Company or its business. The cautionary statements set forth below discuss important factors that could cause actual results to differ materially from any forward-looking statements. The Company assumes no obligation to update these forward-looking statements.

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

         New Product Offering; Dependence on a Supplier. Surgical Express for Laparoscopy is a new product offering for the Company. The Company is in its initial stages of implementing the program and remains subject to a risk that the market will not broadly accept it. Further, the Company is relying on Aesculap, Inc. as its major source of supply of laparoscopic instruments for the program. The Joint Marketing Agreement between the Company and Aesculap provides for Aesculap to furnish instruments to the Company for at least three years, subject to terms and conditions stated in the agreement. Any failure of Aesculap to furnish instruments for any reason would materially adversely affect the Company's ability to implement this program.

         Dependence on Significant Customers and Market Consolidation. During the first quarter of 2001 and the first quarter of 2000, revenues from two hospital groups (Premier, Inc. and HCA - The Healthcare Company) accounted for approximately 29% and 33% of the Company's revenues, respectively. No single hospital or surgery center accounted for more than 7% of the Company's revenues for the first quarter of 2001 and 2000, respectively. Although each Premier and HCA hospital currently makes its purchasing decisions on an individual basis, the loss of a substantial portion of the Premier or HCA hospitals business would have a material adverse effect on the Company.

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

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
-------
         Neither the Company nor any of its property is subject to any litigation or other legal proceeding that is expected to have a material effect on the Company or its business.

Item 2.  Changes in  Securities
-------
         None.

Item 3.  Defaults Upon Senior Securities
-------
         None

Item 4.  Submission of Matters to a Vote of Security Holders
-------

         None

Item 5.  Other Information
-------
         None

Item 6.  Exhibits and Reports on Form 8-K
-------

Exhibit
Number   Exhibit Description
-------  -------------------

2.5 Articles of Merger dated as of January 3, 2001, between the Company and RePak Surgical Enterprises, Inc.

10.45 Lease Agreement dated as of February 25, 2000, between the Company and Coastal Hillsborough Partners, L.L.P.; Confirmation of Lease Commencement dated as of March 24, 2001.


Reports on Form 8-K
-------------------

The Company did not file a report on Form 8-K during the first quarter of 2001.

                                   SIGNATURE
                                   ---------

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SRI/SURGICAL EXPRESS, INC.


Date:  May 14, 2001                By: /s/ James T. Boosales
                                   --------------------------------------
                                      Executive Vice President
                                      Chief Financial Officer