Form 10-Q/A
period 2001-03-31
SRI SURGICAL EXPRESS INC
filed 2001-05-15
CIK 1014041

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                               Amendment No. 1
                                      to
                                   FORM 10-Q


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

                          SRI/SURGICAL EXPRESS, INC.
                           CONDENSED BALANCE SHEETS
                                (In thousands)

                                                                        March 31,              December 31,
                                                                          2001                     2001
                                                                          ----                     ----
                                                                       (unaudited)
          ASSETS

Cash and cash equivalents                                              $       53              $      132
Accounts receivable, net                                                    9,571                   9,825
Inventories                                                                 5,913                   5,569
Prepaid expenses and other assets                                           1,580                   1,381
Reusable surgical products, net                                            22,628                  24,168
Property, plant and equipment, net                                         21,188                  19,979
Goodwill, net                                                               5,408                   5,462
                                                                       ----------              ----------

     Total assets                                                      $   66,341              $   66,516
                                                                       ==========              ==========


          LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable to bank                                                  $   15,555              $   15,593
Accounts payable                                                            4,150                   4,325
Employee related accrued expenses                                           1,128                   1,402
Other accrued expenses                                                        775                   1,462
Deferred tax liability, net                                                   882                     882
                                                                       ----------              ----------

     Total liabilities                                                     22,490                  23,664


Shareholders' equity

   Preferred stock                                                              1                       1
   Common stock                                                                 6                       6
  Additional paid-in capital                                               26,533                  26,889
  Retained earnings                                                        17,311                  15,956
                                                                       ----------              ----------

     Total shareholders' equity                                            43,851                  42,852
                                                                       ----------              ----------

     Total liabilities and shareholders' equity                        $   66,341              $   66,516
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

                                   SRI/SURGICAL EXPRESS, INC.


Date:  May 15, 2001                By: /s/ James T. Boosales
                                   --------------------------------------
                                      Executive Vice President
                                      Chief Financial Officer