Form 10-Q
period 2001-06-30
SRI SURGICAL EXPRESS INC
filed 2001-07-26
CIK 1014041

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549



                                   FORM 10-Q


       (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended JUNE 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Number of outstanding shares of each class of Registrant's Common Stock as of July 24, 2001:

                   Common Stock, par value $.001 - 6,240,961

                                     INDEX

                                                                                                   Page
                                                                                                   ----

         PART I                     Financial Information

                  Item 1   Condensed Financial Statements

                                    Condensed Statements of Income for the
                                    three months and six months ended June 30,
                                    2001 (unaudited) and June 30, 2000 (unaudited)...............      1

                                    Condensed Balance Sheets as of June 30, 2001
                                    (unaudited) and December 31, 2000............................      2

                                    Condensed Statements of Cash Flows for the
                                    six months ended June 30, 2001 (unaudited)
                                    and June 30, 2000 (unaudited)................................      3

                                    Notes to Condensed Financial Statements
                                    (unaudited)..................................................      4

                  Item 2   Management's Discussion and Analysis of Financial
                            Condition and Results of Operations .................................      5


      PART II                                       OTHER INFORMATION

                  Item 1   Legal Proceedings.....................................................     11

                  Item 2   Changes in Securities.................................................     11

                  Item 3   Defaults Upon Senior Securities ......................................     11

                  Item 4   Submission of Matters to a Vote of Security Holders...................     11

                  Item 5   Other Information ....................................................     11

                  Item 6   Exhibits and Reports on Form 8-K......................................     11


      SIGNATURE .................................................................................     12

                        PART I - FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements
------

                          SRI/SURGICAL EXPRESS, INC.
                        CONDENSED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (unaudited)


                                                       Three Months Ended   Six Months Ended
                                                             June 30,           June 30,
                                                          2001     2000     2001     2000
                                                          ----    -----     ----     ----
Revenues                                                 $22,469  $19,662  $43,767  $37,993
Cost of revenues                                          15,015   13,430   29,563   26,349
                                                         -------  -------  -------  -------
     Gross profit                                          7,454    6,232   14,204   11,644

Distribution expenses                                      1,339    1,309    2,688    2,671
Selling and administrative expenses                        3,183    2,798    5,910    5,627
                                                         -------  -------  -------  -------
     Income from operations                                2,932    2,125    5,606    3,346

Interest expense, net                                        355      299      743      516
                                                         -------  -------  -------  -------
     Income before income taxes                            2,577    1,826    4,863    2,830

Income tax expense                                           992      712    1,872    1,103
                                                         -------  -------  -------  -------
     Net income                                          $ 1,585  $ 1,114  $ 2,991  $ 1,727
                                                         =======  =======  =======  =======

Dividends on preferred stock                                   5       51       57      102
                                                         -------  -------  -------  -------
Net income available for common shareholders             $ 1,580  $ 1,063  $ 2,934  $ 1,625
                                                         =======  =======  =======  =======

Net income per common share - basic                      $  0.26  $  0.19  $  0.50  $  0.29
                                                         =======  =======  =======  =======
Net income per common share - diluted                    $  0.24  $  0.18  $  0.46  $  0.28
                                                         =======  =======  =======  =======

Weighted average common shares
          outstanding - basic                              6,160    5,677    5,879    5,677
                                                         =======  =======  =======  =======
Weighted average common shares
          outstanding - diluted                            6,693    6,284    6,558    6,270
                                                         =======  =======  =======  =======



  The accompanying notes are an integral part of these financial statements.

                           SRI/SURGICAL EXPRESS, INC.
                            CONDENSED BALANCE SHEETS
                                 (In thousands)



                                                  June. 30,     December 31,
                                                    2001           2000
                                                    ----           ----
                                                 (unaudited)

        ASSETS

Cash and cash equivalents                           $   105       $   132
Accounts receivable, net                             10,859         9,825
Inventories                                           5,688         5,569
Prepaid expenses and other assets                     1,943         1,381
Reusable surgical products, net                      22,002        24,168
Property, plant and equipment, net                   22,806        19,979
Goodwill, net                                         5,354         5,462
                                                    -------       -------

      Total assets                                  $68,757       $66,516
                                                    =======       =======

        LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable to bank                               $16,121       $15,593
Accounts payable                                      3,964         4,325
Employee related accrued expenses                     1,031         1,402
Other accrued expenses                                  936         1,462
Deferred tax liability, net                             882           882
                                                    -------       -------

      Total liabilities                              22,934        23,664


Shareholders' equity
  Preferred stock                                         -             1
  Common stock                                            6             6
  Additional paid-in capital                         26,926        26,889
  Retained earnings                                  18,891        15,956
                                                    -------       -------

     Total shareholders' equity                      45,823        42,852
                                                    -------       -------

     Total liabilities and shareholders' equity     $68,757       $66,516
                                                    =======       =======




   The accompanying notes are an integral part of these financial statements.

                          SRI/SURGICAL EXPRESS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)

                                                       Six Months Ended June 30,
                                                             2001       2000
                                                             ----       ----
Cash flows from operating activities
 Net income                                                 $ 2,991   $ 1,727
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                             1,339     1,051
    Amortization of reusable surgical products                2,080     2,357
    Provision for reusable surgical products shrinkage          923     1,084
    Change in assets and liabilities:
     Accounts receivable, net                                (1,034)     (480)
     Inventories                                               (149)   (1,651)
     Prepaid expenses and other assets                         (562)    1,102
     Accounts payable                                           620    (3,045)
     Employee related and other accrued expenses               (897)      845
                                                            -------   -------
      Net cash provided by operating activities               5,311     2,990
                                                            -------   -------

Cash flows from investing activities
 Purchases of property, plant and equipment                  (4,057)   (3,622)
 Purchases of reusable surgical products                     (1,770)   (4,395)
                                                            -------   -------
      Net cash used in investing activities                  (5,827)   (8,017)
                                                            -------   -------

Cash flows from financing activities
 Net borrowings on notes payable to bank                        528     5,148
 Net proceeds from issuance (repurchase) of common stock         37        --
 Dividends paid                                                 (76)     (102)
                                                            -------   -------
      Net cash provided by financing activities                 489     5,046
                                                            -------   -------

 Increase (decrease) in cash and cash equivalents               (27)       19
 Cash and cash equivalents at beginning of period               132        37
                                                            -------   -------
 Cash and cash equivalents at end of period                 $   105   $    56
                                                            =======   =======

Supplemental cash flow information
   Cash paid for interest                                   $   713   $   481
                                                            =======   =======
   Cash paid for income taxes                               $ 2,380   $    34
                                                            =======   =======


   The accompanying notes are an integral part of these financial statements.

                          SRI/SURGICAL EXPRESS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements of SRI/Surgical Express, Inc. (the "Company"), formerly Sterile Recoveries, Inc., have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting principles for interim financial statements and include those accounting policies disclosed in the Company's Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2001. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K.

     The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. There are 26 weeks included for the six-month periods ended June 30, 2001 and June 30, 2000, respectively.

2.   LINE OF CREDIT

     The Company's outstanding balance under its $45.0 million revolving credit facility was approximately $16.1 million and $14.0 million on June 30, 2001 and June 30, 2000, respectively.

     The credit facility is secured by substantially all of SRI's assets and has a maturity date of June 30, 2003. The credit facility's interest rate varies between 225 and 275 basis points over LIBOR (3.835% as of June 30, 2001), depending on the Company's leverage. The credit facility requires the Company to maintain (a) minimum consolidated net worth of not less than $37.0 million plus 75% of cumulative consolidated net income for each fiscal quarter beginning with the fiscal quarter ending March 31, 2000; (b) a consolidated leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charge coverage ratio of 2.25 to
1.0 through December 31, 2002, and 2.35 to 1.0 thereafter. The credit facility restricts the Company in paying dividends, engaging in acquisition transactions, incurring additional indebtedness, and encumbering its assets.

     The credit facility allows the Company to repurchase up to $5 million of its stock from time to time through open market purchases at prevailing market prices. As of March 31, 2001, the Company had repurchased 75,400 shares of its common stock for $1,118,100. No shares were repurchased in the three months ended June 30, 2001, and the Company does not anticipate repurchasing any additional shares at this time.

3.   COMMITMENTS AND CONTINGENCIES

     On March 24, 2001, the Company entered into a new operating lease arrangement for its new corporate offices located in Tampa, Florida. The monthly lease payments are $38,300 and the lease term is 20 years. In addition, the Company incurred and capitalized approximately $2.3 million as of June 30, 2001 for leasehold improvements, furniture and equipment for its corporate offices. The Company has substantially completed this project.

4.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                 Three Months Ended  Six Months Ended
                                                                        June 30,          June 30,
                                                                  2001       2000       2001      2000
                                                                ------     ------     ------    ------
                                                                 (In thousands, except per share data)
Basic                                                                           (unaudited)
-----
 Numerator:
     Net income                                                 $1,585     $1,114     $2,991    $1,727
     Less effect of dividends of preferred stock                    (5)       (51)       (57)     (102)
                                                                ------     ------     ------    ------
     Net income available for common
       shareholders                                             $1,580     $1,063     $2,934    $1,625
                                                                ======     ======     ======    ======
 Denominator:
      Weighted average shares outstanding                        6,160      5,677      5,879     5,677
                                                                ======     ======     ======    ======
      Net income per common share - basic                       $ 0.26     $ 0.19     $ 0.50    $ 0.29
                                                                ======     ======     ======    ======
Diluted
-------
 Numerator:
      Net income                                                $1,585     $1,114     $2,991    $1,727
                                                                ======     ======     ======    ======
 Denominator:
      Weighted average shares outstanding                        6,160      5,677      5,879     5,677
      Effect of dilutive securities:
         Employee stock options                                    471         40        366        27
         Convertible preferred stock                                62        567        313       567
                                                                ------     ------     ------    ------
                                                                 6,693      6,284      6,558     6,270
                                                                ======     ======     ======    ======

 Net income per common share - diluted                          $ 0.24     $ 0.18     $ 0.46    $ 0.28
                                                                ======     ======     ======    ======

     Options to purchase 12,000 and 655,400 shares of common stock for the three month periods ended June 30, 2001 and June 30, 2000, respectively, were not included for all or a portion of the computation of diluted net income per common share because those options' exercise prices were greater than the average market price of the common shares, and therefore the effect would be anti-dilutive.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
------
of Operations

Overview

     From 18 service centers, the Company provides hospitals and surgery centers with a comprehensive surgical procedure-based delivery and retrieval service for reusable gowns, towels, drapes, basins, and instruments, and provides other disposable products necessary for surgery. At 11 reprocessing facilities and one disposable products division, the Company collects, sorts, cleans, inspects, packages, sterilizes and delivers its reusable products on a just-in-time basis. The Company offers an integrated "closed-loop" reprocessing service that uses two of the most technologically advanced reusable textiles: (i) a GORE(R) Surgical Barrier Fabric for gowns and drapes that is breathable yet liquidproof and provides a viral/bacterial barrier and (ii) an advanced microfiber polyester surgical fabric for gowns and drapes that is liquid and bacterial resistant.
The Company also offers state of the art reusable laparoscopic instruments from Aesculap, Inc., one of the oldest and largest worldwide suppliers of surgical instruments. The surgical instruments have been designed either to be taken apart or with flush ports to allow for complete cleaning and decontamination.

GORE(R) Surgical Barrier Fabric is a registered trademark of W.L. Gore & Associates, Inc.

     The Company offers its Surgical Express(R) program, which uses daily delivery and retrieval to provide customers an expanded program of products and services. Surgical Express is an outsourced Surgical Case Cart Management Program that the Company expects will reduce hospital and surgery centers' processing costs and their investment in surgical products. With its Surgical Express program, the Company supplements its core reusable products offering with disposable accessory packs containing smaller surgical items that are not reusable, such as needles, syringes, and tubing. Since the fourth quarter of 2000, the Company has offered customers its first complete procedure-based service, Surgical Express for Laparoscopy, which combines the Company's core reusable products offering with disposable products and laparoscopic instruments required for laparoscopic surgical procedures. Aesculap, Inc furnishes laparoscopic instruments for this program under a joint marketing arrangement with the Company. The Company believes that this unique product and service offering improves its competitive position in the marketplace.

     In May 2001, the Company announced its contract with HealthTrust Purchasing Group (HPG). After Novation, this is the second significant group purchasing organization (GPO) contract for the Company and now represents the acceptance of the Company's optimized delivery service, Surgical Express, as an available contracted alternative for over 2000 hospitals and surgery centers across the country. The Company continues to pursue additional GPO contracts that will allow it to further penetrate the surgical supply market.

Results of Earnings

     The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in the statement of income of the Company.

                                       Three Months Ended  Six Months Ended
                                             June 30,            June 30,
                                         2001      2000       2001       2000
                                         ----      ----       ----       ----
Revenues                                 100.0%    100.0%     100.0%     100.0%
Cost of revenues                          66.8      68.3       67.5       69.4
                                         -----     -----      -----      -----
     Gross profit                         33.2      31.7       32.5       30.6
Distribution expenses                      6.0       6.7        6.1        7.0
Selling and administrative expenses       14.2      14.2       13.6       14.8
                                         -----     -----      -----      -----
     Income from operations               13.0      10.8       12.8        8.8
Interest expense, net                      1.6       1.5        1.7        1.4
                                         -----     -----      -----      -----
     Income before income taxes           11.5       9.3       11.1        7.4
Income tax expense                         4.3       3.6        4.3        2.9
                                         -----     -----      -----      -----
     Net income                            7.1%      5.7%       6.8%       4.5%
                                         =====     =====      =====      =====

Three Months and Six Months Ended June 30, 2001 Compared to Three Months and Six Months Ended June 30, 2000

          Revenues.   Revenues increased $2.8 million, or 14.3%, to $22.5
million in the three months ended June 30 2001, from $19.7 million in the three months ended June 30, 2000. In the six months ended June 30, 2001, the Company's revenues increased $5.8 million, or 15.2%, to $43.8 million, from $38.0 million in the six months ended June 30, 2000. The revenue increases resulted primarily from increased Surgical Express business and expansion of the Company's instrument program (Surgical Express for Laparoscopy), and were partially offset by planned reductions in the Company's customer base of smaller, less profitable accounts. Second quarter revenues were also affected by flooding in Texas from Tropical Storm Allison that forced hospital customers there to defer or divert surgeries, conditions that SRI expects to continue in its third quarter.

          Gross Profit. Gross profit increased $1.2 million, or 19.6%, to $7.5 million in the three months ended June 30, 2001, from $6.2 million in the three months ended June 30, 2000; and $2.6 million, or 22.0%, to $6.2 million in the six months ended June 30, 2001, from $11.6 million in the six months ended June 30, 2000. As a percentage of revenues, gross profit increased by 1.5% to 33.2% in the three months ended June 30, 2001, from 31.7% in the three months ended June 30, 2000; and increased 1.9% to 32.5% in the six months ended June 30, 2001, from 30.6% in the six months ended June 30, 2000. The increase in gross profit reflects increased productivity as a result of improved methods and leveraged fixed costs, coupled with the Company's elimination of smaller, less profitable customers.

          Distribution Expenses. Distribution expenses increased $30,000, or 2.3%, to $1.3 million in the three months ended June 30, 2001, from $1.3 million in the three months ended June 30, 2000; and increased $17,000, or 0.6%, to $2.7 million in the six months ended June 30, 2001, from $2.7 million in the six months ended June 30, 2000. As a percentage of revenues, distribution expenses decreased 0.7% to 6.0% in the three months ended June 30, 2001, from 6.7% in the three months ended June 30, 2000; and decreased 0.9% to 6.1% in the six months ended June 30, 2001, from 7.0% in the six months ended June 30, 2000. The Company benefited from increased volume per shipment and use of efficient truck routes.

          Selling and Administrative Expenses. Selling and administrative expenses increased $385,000, or 13.8%, to $3.2 million in three months ended June 30, 2001, from $2.8 million in the three months ended June 30, 2000; and increased $283,000, or 5.0%, to $5.9 million in the six months ended June 30, 2001, from $5.6 million in the six months ended June 30, 2000. As a percentage of revenues, selling and administrative expenses remained the same at 14.2% for the three months ended June 30, 2001 and June 30, 2000, respectively; and decreased 1.2% to 13.6% in the six months ended June 30, 2001, from 14.8% in the six months ended June 30, 2000. The Company's expenses increased due to administrative fees for new GPO contracts, its new corporate offices, and growth in its sales force. The decrease as a percentage of revenues reflects positive leverage of increased revenues.

          Income from Operations. Income from operations increased $807,000, or 38.0%, to $2.9 million in the three months ended June 30, 2001, from $2.1 million in the three months ended June 30, 2000; and increased $2.3 million, or 67.5%, to $5.6 million in the six months ended June 30, 2001, from $3.3 million in the six months ended June 30, 2000. As a percentage of revenues, income from operations increased 2.2% to 13.0% for the three months ended June 30, 2001 from 10.8% for the three months ended June 30, 2000; and increased 4.0% to 12.8% in the six months ended June 30, 2001, from 8.8% in the six months ended June 30, 2000, as a result of the decreased costs described above.

          Interest Expense, Net. Interest expense increased $56,000 to $355,000 in the three months ended June 30, 2001, compared to $299,000 in the three months ended June 30, 2000; and increased $227,000 to $743,000 in the six months ended June 30, 2001, from $516,000 in the six months ended June 30, 2000, primarily due to higher borrowings under the Company's revolving credit facility.

          Income Tax Expense. Income tax expense increased $280,000 to $1.0 million in the three months ended June 30, 2001, compared to $712,000 in the three months ended June 30, 2000; and increased $769,000 to $1.9 million in the six months ended June 30, 2001, from $1.1 million in the six months ended June 30, 2000. The Company's effective tax rate is 38.5%.

Liquidity and Capital Resources

          The Company's principal sources of capital have been cash flows from operations, operating leases, and borrowings under its revolving credit facility.

          The Company's positive cash flow provided by operating activities was $5.3 million during the first six months of 2001, compared to $3.0 million during the first six months of 2000. The increase in cash from operating activities resulted primarily from increased net income before amortization, shrinkage and depreciation, slower growth in inventories, and increased accounts payable, and was partially offset by decreased employee related and other accrued expenses and increased accounts receivable.

     The Company's net cash used in investing activities decreased to $5.8 million in the six months ended June 30, 2001, from $8.0 million in the six months ended June 30, 2000. The Company continues to make substantial capital expenditures to improve its facilities and to purchase reusable surgical products to support anticipated increases in business. The Company made equipment expenditures of $4.1 million during the six months ended June 30, 2001, primarily for new corporate offices, facility equipment, and expansions. The Company expects to spend an additional $5.0 million for property, plant and equipment during the balance of 2001, primarily for facility equipment and major expansions to its facilities in Tampa, Florida, Baltimore, Maryland, and Raleigh, North Carolina. The Company's expenditures of $1.8 million for reusable surgical products during the six months ended June 30, 2001 were substantially lower than the first six months of 2000 expenditures of $4.4 million. The Company's level of reusable surgical products exceeded its needs at the close of 2000, and management accordingly adjusted its new product expenditures this year. The Company expects to spend an additional $6.5 million for reusable surgical products during the balance of 2001.

     A new operating lease for the Company's new corporate offices located in Tampa, Florida commenced on March 24, 2001. The monthly lease payments are $38,300 and the lease term is 20 years. In addition, the Company incurred and capitalized approximately $2.3 million as of June 30, 2001 for leasehold improvements, furniture and equipment for its corporate offices. The Company has substantially completed this project.

     As of June 30, 2001, the Company's outstanding balance under its $45.0 million revolving credit facility was approximately $16.1 million. The credit facility is secured by substantially all of the Company's assets and matures on June 30, 2003. The credit facility's interest rate varies between 225 and 275 basis points over LIBOR (3.835% as of June 30, 2001), depending on the Company's leverage. The credit facility requires the Company to maintain (a) minimum net worth of not less than $37.0 million plus 75% of cumulative net income for each fiscal quarter beginning with the fiscal quarter ending March 31, 2000; (b) a leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charge coverage ratio of 2.25 to 1.0 through December 31, 2002, and 2.35 to 1.0 thereafter. The credit facility restricts the Company in paying dividends, engaging in acquisition transactions, incurring additional indebtedness, and encumbering its assets.

     The credit facility allows the Company to repurchase up to $5 million of its stock from time to time through open market purchases at prevailing market prices. As of March 31, 2001, the Company had repurchased 75,400 shares of its common stock for $1,118,100. The Company did not repurchase shares in the three months ended June 30, 2001, and does not anticipate repurchasing any additional shares at this time.

     As of June 30, 2001, the Company had cash of approximately $105,000. The Company believes that its cash flows from operating activities and funds available under its credit facility will be sufficient to fund its growth and anticipated capital requirements for the next twelve months.

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

     Sales Process and Market Acceptance of Products and Services. The Company's future performance depends on its ability to increase revenues to new and existing customers. The Company's sales process for new customers is typically between six and 18 months in duration from initial contact to purchase commitment. The extended sales process is typically due to the complicated approval process within hospitals for purchases from new suppliers, the long duration of existing supply contracts, and implementation delays pending termination of a hospital's previous supply relationships. The long sales process inhibits the ability of the Company to quickly increase revenues from new and existing customers or enter new markets. The Company's future performance will also depend on market acceptance of its combination of reusable surgical products, disposable accessory packs, and direct delivery and retrieval service.

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

     Dependence on Significant Customers and Market Consolidation. During the six months ended June 30, 2001, revenues from three hospital groups (Novation, Premier, Inc. and HCA - The Healthcare Company) accounted for approximately 27%, 17% and 11% of the Company's revenues, respectively, compared to 19%, 21% and 12%, respectively, in the six months ended June 30, 2000. No single hospital or surgery center accounted for more than 7% of the Company's revenues for the six months ended June 30, 2001 and 2000, respectively. Although each Novation, Premier and HCA hospital currently make purchasing decisions on an individual basis, loss of a substantial portion of the Novation, Premier or HCA hospitals' business would have a material adverse effect on the Company.

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

     Government Regulation. Significant aspects of the Company's businesses are subject to state and federal statutes and regulations governing, among other things, medical waste-disposal and workplace health and safety. In addition, most of the products furnished or sold by the Company are subject to regulation as medical devices by the U.S. Food and Drug Administration (FDA), as well as by other federal and state agencies. The Company's facilities are subject to regular inspections by FDA officials. The FDA has authority to enjoin future violations, seize adulterated or misbranded devices, require the manufacturer to remove products from the market, and publicize relevant facts. Federal or state governments might impose additional restrictions or adopt interpretations of existing laws that could materially adversely affect the Company.

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

          None.

Item 3.   Defaults Upon Senior Securities
-------

          None

Item 4.   Submission of Matters to a Vote of Security Holders
-------

          At the annual meeting of the Company's shareholders on May 16, 2001, the shareholders voted on a proposal to elect Wayne R. Peterson and N. John Simmons, Jr. as directors of the Company to serve until the 2004 annual meeting. The following sets forth the votes in this election:

            Director          Votes For           Votes Against or Withheld
            --------          ---------           -------------------------
     Wayne R. Peterson        5,478,549                      297,970
     N. John Simmons, Jr.     5,566,399                      210,120

          Richard T. Isel, James T. Boosales, James M. Emanuel, and Lee R. Kemberling continue to serve as directors. Shareholders also approved amendments to the Company's 1996 Non-Employee Director Stock Option Plan, increasing the number of shares from 100,000 to 200,000 by a vote of 4,639,177 for and 495,913 votes against or withheld. The shareholders also approved amendments to the Company's 1998 Stock Option Plan, increasing the number of shares from 300,000 to 600,000 by a vote of 4,555,738 for and 579,352 against or withheld. The appointment of Ernst & Young LLP as the Company's independent certified public accountants for the 2001 year was also approved by the shareholders.

Item 5.   Other Information
-------

          None

Item 6.   Exhibits and Reports on Form 8-K
-------

Exhibit
Number    Exhibit Description
------    --------------------

10.46 Purchasing Agreement dated as of May 1, 2001, between the Company and HealthTrust Purchasing Group, L.P.



Reports on Form 8-K
-------------------

          The Company did not file a report on Form 8-K during the second quarter of 2001.

                                   SIGNATURE
                                   ---------


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SRI/SURGICAL EXPRESS, INC.


Date:  July 26, 2001                          By: /s/  James T. Boosales
                                                 -----------------------
                                              Executive Vice President
                                              Chief Financial Officer