Form 10-Q
period 2001-09-30
SRI SURGICAL EXPRESS INC
filed 2001-10-25
CIK 1014041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2001

OR

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
(Registrant’s Telephone Number)

Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes No

Number of outstanding shares of each class of Registrant’s Common Stock as of October 10, 2001:

Common Stock, par value $.001 – 6,316,977

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SRI/SURGICAL EXPRESS, INC.
CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues	$22,374	$19,493	$66,141	$57,487

Cost of revenues	14,623	13,269	44,186	39,619

Gross profit	7,751	6,224	21,955	17,868

Distribution expenses	1,365	1,266	4,053	3,936

Selling and administrative expenses	3,307	2,594	9,217	8,222

Income from operations	3,079	2,364	8,685	5,710

Interest expense, net	348	264	1,091	780

Income before income taxes	2,731	2,100	7,594	4,930

Income tax expense	976	819	2,848	1,923

Net income	$1,755	$1,281	$4,746	$3,007

Dividends on preferred stock	—	51	57	153

Net income available for common shareholders	$1,755	$1,230	$4,689	$2,854

Net income per common share – basic	$0.28	$0.22	$0.78	$0.50

Net income per common share – diluted	$0.26	$0.20	$0.72	$0.48

Weighted average common shares outstanding – basic	6,287	5,677	5,992	5,677

Weighted average common shares outstanding – diluted	6,789	6,373	6,611	6,304

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.
CONDENSED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2001	2000

	(unaudited)
ASSETS

Cash and cash equivalents	$599	$132

Accounts receivable, net	12,551	9,825

Inventories, net	5,577	5,569

Prepaid expenses and other assets	2,555	1,381

Reusable surgical products, net	23,095	24,168

Property, plant and equipment, net	23,555	19,979

Goodwill, net	5,299	5,462

Total assets	$73,231	$66,516

LIABILITIES AND SHAREHOLDERS’ EQUITY

Notes payable to bank	$14,911	$15,593

Accounts payable	5,958	4,325

Employee related accrued expenses	1,259	1,402

Other accrued expenses	1,728	1,462

Deferred tax liability, net	882	882

Total liabilities	24,738	23,664

Shareholders’ equity

Preferred stock	—	1

Common stock	6	6

Additional paid-in capital	27,841	26,889

Retained earnings	20,646	15,956

Total shareholders’ equity	48,493	42,852

Total liabilities and shareholders’ equity	$73,231	$66,516

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,

	2001	2000

Cash flows from operating activities

Net income	$4,746	$3,007

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	2,097	1,703

Amortization of reusable surgical products	3,055	3,602

Provision for reusable surgical products shrinkage	1,254	1,472

Change in assets and liabilities:

Accounts receivable, net	(2,726)	(1,226)

Inventories, net	(8)	(1,507)

Prepaid expenses and other assets	(1,175)	740

Accounts payable	2,610	(2,034)

Employee related and other accrued expenses	123	1,227

Net cash provided by operating activities	9,976	6,984

Cash flows from investing activities

Purchases of property, plant and equipment	(5,510)	(4,302)

Purchases of reusable surgical products	(4,194)	(7,628)

Net cash used in investing activities	(9,704)	(11,930)

Cash flows from financing activities

Net borrowings on notes payable to bank	(682)	5,148

Net proceeds from issuance of common stock	953	—

Dividends paid	(76)	(153)

Net cash provided by financing activities	195	4,995

Increase in cash and cash equivalents	467	49

Cash and cash equivalents at beginning of period	132	37

Cash and cash equivalents at end of period	$599	$86

Supplemental cash flow information

Cash paid for interest	$1,027	$825

Cash paid for income taxes	$2,385	$523

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements of SRI/Surgical Express, Inc. (the “Company”), formerly Sterile Recoveries, Inc., have been prepared in accordance with the Securities and Exchange Commission’s instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. The accounting policies followed for quarterly financial reporting conform with accounting principles generally accepted in the United States for interim financial statements and include those accounting policies disclosed in the Company’s Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2001. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K.

     The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. There are 39 weeks included for the nine-month periods ended September 30, 2001 and September 30, 2000.

2. LINE OF CREDIT

     The Company’s outstanding balance under its $45.0 million revolving credit facility was approximately $14.9 million and $14.0 million on September 30, 2001 and September 30, 2000, respectively.

     The credit facility is secured by substantially all of SRI’s assets and has a maturity date of June 30, 2003. The credit facility’s interest rate varies between 225 and 275 basis points over LIBOR (2.637% as of September 30, 2001), depending on the Company’s leverage. The credit facility requires the Company to maintain (a) minimum consolidated net worth of not less than $37.0 million plus 75% of cumulative consolidated net income for each fiscal quarter beginning with the fiscal quarter ending March 31, 2000; (b) a consolidated leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charge coverage ratio of 2.25 to 1.0 through December 31, 2002, and 2.35 to 1.0 thereafter. The credit facility restricts the Company in paying dividends, engaging in acquisition transactions, incurring additional indebtedness, and encumbering its assets.

     The credit facility allows the Company to repurchase up to $5 million of its stock from time to time through open market purchases at prevailing market prices. As of March 31, 2001, the Company had repurchased 75,400 shares of its common stock for $1,118,100. The Company has not repurchased shares since the first quarter of 2001, and does not anticipate repurchasing any additional shares at this time.

3. COMMITMENTS AND CONTINGENCIES

     On March 24, 2001, the Company entered into a new operating lease arrangement for its new corporate offices located in Tampa, Florida. The monthly lease payments are $38,300 and the lease term is 20 years. In addition, the Company incurred and capitalized approximately $2.4 million as of September 30, 2001 for leasehold improvements, furniture and equipment for its corporate offices. The Company has completed this project.

4. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(In thousands, except per share data)
	(unaudited)
Basic

Numerator:

Net income	$1,755	$1,281	$4,746	$3,007

Less effect of dividends on preferred stock	—	(51)	(57)	(153)

Net income available for common shareholders	$1,755	$1,230	$4,689	$2,854

Denominator:

Weighted average common shares outstanding	6,287	5,677	5,992	5,677

Net income per common share – basic	$0.28	$0.22	$0.78	$0.50

Diluted

Numerator:

Net income	$1,755	$1,281	$4,746	$3,007

Denominator:

Weighted average common shares outstanding	6,287	5,677	5,992	5,677

Effect of dilutive securities:

Employee stock options	502	129	411	60

Convertible preferred stock	—	567	208	567

	6,789	6,373	6,611	6,304

Net income per common share – diluted	$0.26	$0.20	$0.72	$0.48

     Options to purchase 0 and 620,900 shares of common stock for the three month periods ended September 30, 2001 and September 30, 2000, respectively, and options to purchase 12,000 and 643,710 shares of common stock for the nine month periods ended September 30, 2001 and September 30, 2000, respectively, were not included for all or a portion of the computation of diluted net income per common share because those options’ exercise prices were greater than the average market price of the common shares, and therefore the effect would be anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     From 18 service centers, the Company provides hospitals and surgery centers with a comprehensive surgical procedure-based delivery and retrieval service for reusable gowns, towels, drapes, basins, and instruments, and provides other disposable products necessary for surgery. At 11 reprocessing facilities and one disposable products division, the Company collects, sorts, cleans, inspects, packages, sterilizes and delivers its reusable products on a just-in-time basis. The Company offers an integrated “closed-loop” reprocessing service that uses two of the most technologically advanced reusable textiles: (i) a GORE® Surgical Barrier Fabric for gowns and drapes that is breathable yet liquidproof and provides a viral/bacterial barrier and (ii) an advanced microfiber polyester surgical fabric for gowns and drapes that is liquid and bacterial resistant. The Company also offers state of the art reusable laparoscopic

GORE® Surgical Barrier Fabric is a registered trademark of W.L. Gore & Associates, Inc.

instruments from Aesculap, Inc., one of the oldest and largest worldwide suppliers of surgical instruments. The surgical instruments have been designed either to be taken apart or with flush ports to allow complete cleaning and decontamination.

     The Company offers its Surgical Express® program, which uses daily delivery and retrieval to provide customers an expanded program of products and services. Surgical Express is an outsourced Surgical Case Cart Management Program that the Company expects will reduce hospital and surgery centers’ processing costs and their investment in surgical products. With its Surgical Express program, the Company supplements its core reusable products offering with disposable accessory packs containing smaller surgical items that are not reusable, such as needles, syringes, and tubing. Since the fourth quarter of 2000, the Company has offered customers its first complete procedure-based service, Surgical Express for Laparoscopy, which combines the Company’s core reusable products offering with disposable products and laparoscopic instruments required for laparoscopic surgical procedures. Aesculap, Inc. furnishes laparoscopic instruments for this program under a joint marketing arrangement with the Company. In 2001, the Company introduced additional instrument procedures and expects to continue developing new instrument programs on a regular basis. As of September 30, 2001, the Company was servicing 30 instrument projects from eight of its facilities. The Company believes that its unique product and service offerings improves its competitive position in the marketplace.

     In May 2001, the Company announced its contract with HealthTrust Purchasing Group (HPG), a group purchasing organization representing over 600 hospitals and surgery centers. The contract with HPG designates SRI as its primary outsource vendor for reusable surgical products including instruments. The Company was servicing 40 HPG hospitals and 18 surgery centers when the HPG contract was signed, and 20 new hospitals have been added through the end of the third quarter 2001. In addition, through its relationship with Standard Textile Co., Inc., the Company has the opportunity to provide Surgical Express to Novation member hospitals. With its acceptance by HPG and Novation, Surgical Express is an available contracted alternative for over 2000 hospitals and surgery centers across the country. The Company continues to pursue additional GPO contracts that will allow it to further penetrate the surgical supply market.

Results of Earnings

     The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in the condensed statements of income of the Company.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues	65.4	68.1	66.8	68.9

Gross profit	34.6	31.9	33.2	31.1

Distribution expenses	6.1	6.5	6.1	6.9

Selling and administrative expenses	14.7	13.3	14.0	14.3

Income from operations	13.8	12.1	13.1	9.9

Interest expense, net	1.6	1.3	1.6	1.3

Income before income taxes	12.2	10.8	11.5	8.6

Income tax expense	4.4	4.2	4.3	3.4

Net income	7.8%	6.6%	7.2%	5.2%

Three Months and Nine Months Ended September 30, 2001 Compared to Three Months and Nine Months Ended September 30, 2000

     Revenues. Revenues increased $2.9 million, or 14.8%, to $22.4 million in the three months ended September 30 2001, from $19.5 million in the three months ended September 30, 2000. In the nine months ended September 30, 2001, the Company’s revenues increased $8.6 million, or 15.1%, to $66.1 million, from $57.5 million in the nine months ended September 30, 2000. Revenue increased 14.8% over last year’s third quarter due to increased Surgical Express business and the expansion of the Company’s instrument program (including Surgical Express for Laparoscopy), partially offset by the continuing effect of the planned reductions in the Company’s customer base of smaller, less profitable accounts.

     Gross Profit. Gross profit increased $1.5 million, or 24.5%, to $7.7 million in the three months ended September 30, 2001, from $6.2 million in the three months ended September 30, 2000; and $4.1 million, or 22.9%, to $22.0 million in the nine months ended September 30, 2001, from $17.9 million in the nine months ended September 30, 2000. As a percentage of revenues, gross profit increased by 2.7% to 34.6% in the three months ended September 30, 2001, from 31.9% in the three months ended September 30, 2000; and increased 2.1% to 33.2% in the nine months ended September 30, 2001, from 31.1% in the nine months ended September 30, 2000. The increase in gross profit reflects increased productivity as a result of improved methods and leveraged fixed costs, coupled with the Company’s elimination of smaller, less profitable customers, and was aided in the third quarter by reduced shrinkage expense.

     Distribution Expenses. Distribution expenses increased $99,000, or 7.8%, to $1.4 million in the three months ended September 30, 2001, from $1.3 million in the three months ended September 30, 2000; and increased $117,000, or 3.0%, to $4.1 million in the nine months ended September 30, 2001, from $3.9 million in the nine months ended September 30, 2000. As a percentage of revenues, distribution expenses decreased 0.4% to 6.1% in the three months ended September 30, 2001, from 6.5% in the three months ended September 30, 2000; and decreased 0.8% to 6.1% in the nine months ended September 30, 2001, from 6.9% in the nine months ended September 30, 2000. The Company benefited from increased volume per shipment and use of efficient truck routes.

     Selling and Administrative Expenses. Selling and administrative expenses increased $713,000, or 27.5%, to $3.3 million in three months ended September 30, 2001, from $2.6 million in the three months ended September 30, 2000; and increased $1.0 million, or 12.1%, to $9.2 million in the nine months ended September 30, 2001, from $8.2 million in the nine months ended September 30, 2000. As a percentage of revenues, selling and administrative expenses increased 1.4% to 14.7% for the three months ended September 30, 2001, from 13.3% in the three months ended September 30, 2000, and decreased 0.3% to 14.0% in the nine months ended September 30, 2001, from 14.3% in the nine months ended September 30, 2000. The Company’s expenses increased due to administrative fees for new GPO contracts, its new corporate offices, and growth in its sales and marketing personnel. The increased expense, which started in the second quarter and continued in the third quarter, resulted in an increase in selling and administrative expense as a percentage of revenues for the three months ended September 30, 2001.

     Income from Operations. Income from operations increased $715,000, or 30.2%, to $3.1 million in the three months ended September 30, 2001, from $2.4 million in the three months ended September 30, 2000; and increased $3.0 million, or 52.1%, to $8.7 million in the nine months ended September 30, 2001, from $5.7 million in the nine months ended September 30, 2000. As a percentage of revenues, income from operations increased 1.7% to 13.8% for the three months ended September 30, 2001 from 12.1% for the three months ended September 30, 2000; and increased 3.2% to 13.1% in the nine months ended September 30, 2001, from 9.9% in the nine months ended September 30, 2000, as a result of the decreased costs described above.

     Interest Expense, Net. Interest expense increased $84,000 to $348,000 in the three months ended September 30, 2001, compared to $264,000 in the three months ended September 30, 2000; and increased $311,000 to $1.1 million in the nine months ended September 30, 2001, from $780,000 in the nine months ended September 30, 2000, primarily due to higher borrowings under the Company’s revolving credit facility.

     Income Tax Expense. Income tax expense increased $157,000 to $1.0 million in the three months ended September 30, 2001, compared to $819,000 in the three months ended September 30, 2000; and increased $925,000 to $2.8 million in the nine months ended September 30, 2001, from $1.9 million in the nine months ended September 30, 2000. The Company’s effective tax rate is 37.5%.

Liquidity and Capital Resources

     The Company’s principal sources of capital have been cash flows from operations and borrowings under its revolving credit facility.

     The Company’s positive cash flow provided by operating activities was $10.0 million during the first nine months of 2001, compared to $7.0 million during the first nine months of 2000. The increase in cash from operating activities resulted primarily from increased net income before amortization, shrinkage and depreciation, slower growth in inventories, and increased accounts payable, and was partially offset by increased accounts receivable, decreased employee related and other accrued expenses, and increased prepaid expenses.

     The Company’s net cash used in investing activities decreased to $9.7 million in the nine months ended September 30, 2001, from $11.9 million in the nine months ended September 30, 2000. The Company continues to make substantial capital expenditures to improve its facilities and to purchase reusable surgical products to support anticipated increases in business. The Company made equipment expenditures of $5.5 million during the nine months ended September 30, 2001, primarily for new corporate offices, facility equipment and expansion, including upgrading its facilities for instrument processing. The Company expects to spend an additional $2.5 million for property, plant and equipment during the balance of 2001, primarily for facility equipment and major expansions to its facilities in Tampa, Florida, Baltimore, Maryland, and Raleigh, North Carolina. The Company’s expenditures of $4.2 million for reusable surgical products during the nine months ended September 30, 2001 were substantially lower than the first nine months of 2000 expenditures of $7.6 million. The Company’s level of reusable surgical products exceeded its needs at the close of 2000, and management accordingly adjusted its new product expenditures this year. The Company expects to spend an additional $3.0 million for reusable surgical products during the balance of 2001.

     A new operating lease for the Company’s new corporate offices located in Tampa, Florida commenced on March 24, 2001. The monthly lease payments are $38,300 and the lease term is 20 years. In addition, the Company incurred and capitalized approximately $2.4 million as of September 30, 2001 for leasehold improvements, furniture and equipment for its corporate offices. The Company has completed this project.

     As of September 30, 2001, the Company’s outstanding balance under its $45.0 million revolving credit facility was approximately $14.9 million. The credit facility is secured by substantially all of the Company’s assets and matures on June 30, 2003. The credit facility’s interest rate varies between 225 and 275 basis points over LIBOR (2.637% as of September 30, 2001), depending on the Company’s leverage. The credit facility requires the Company to maintain (a) minimum net worth of not less than $37.0 million plus 75% of cumulative net income for each fiscal quarter beginning with the fiscal quarter ending March 31, 2000; (b) a leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charge coverage ratio of 2.25 to 1.0 through December 31, 2002, and 2.35 to 1.0 thereafter. The credit facility restricts the Company in paying dividends, engaging in acquisition transactions, incurring additional indebtedness, and encumbering its assets.

     The credit facility allows the Company to repurchase up to $5 million of its stock from time to time through open market purchases at prevailing market prices. As of March 31, 2001, the Company had repurchased 75,400 shares of its common stock for $1,118,100. The Company has not repurchased shares since the first quarter of 2001, and does not anticipate repurchasing any additional shares at this time.

     As of September 30, 2001, the Company had cash of approximately $599,000. The Company believes that its cash flows from operating activities and funds available under its credit facility will be sufficient to fund its growth and anticipated capital requirements for the next twelve months.

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

     Sales Process and Market Acceptance of Products and Services. The Company’s future performance depends on its ability to increase revenues to new and existing customers. The Company has an extended sales process due to the complicated approval process within hospitals for purchases from new suppliers, the long duration of existing supply contracts, and implementation delays pending termination of a hospital’s previous supply relationships. The long sales process inhibits the ability of the Company to quickly increase revenues from new and existing customers or enter into new markets. The Company’s future performance will also depend on market acceptance of its combination of reusable surgical products, disposable accessory packs, instruments, and direct delivery and retrieval service.

     Need for Capital. The Company’s business is capital intensive and may require substantial capital expenditures during the next several years to achieve its expansion plans. In the longer term, the Company expects that its needs for capital expenditures will depend on its growth and opportunities. The Company’s inability to obtain adequate capital could have a material adverse effect on the Company. See — “Liquidity and Capital Resources.”

     New Product Offering; Dependence on a Supplier. Surgical Express for Laparoscopy is the Company’s first instrument offering. The Company is implementing this and other instrument programs and remains subject to a risk that the market will not broadly accept them. Further, the Company is relying on Aesculap, Inc. as its major source of supply of laparoscopic instruments for its first program. The Joint Marketing Agreement between SRI and Aesculap provides for Aesculap to furnish instruments to the Company for at least three years, subject to terms and conditions stated in the agreement. Any failure of Aesculap to furnish instruments for any reason would have a materially adverse effect on the Company’s ability to implement this program.

     Dependence on Significant Customers. During the nine months ended September 30, 2001, revenues from three hospital groups (Novation, Premier, Inc. and HPG) accounted for approximately 28%, 14% and 12% of the Company’s revenues, respectively, compared to 19%, 17% and 12%, respectively, in the nine months ended September 30, 2000. No single hospital or surgery center accounted for more than 9% of the Company’s revenues for the nine months ended September 30, 2001 and 2000, respectively. Although each Novation, Premier and HCA hospital currently make purchasing decisions on an individual basis, loss of a substantial portion of the Novation, Premier or HCA hospitals’ business would have a material adverse effect on the Company.

     Competition. The Company’s business is highly competitive. The Company’s competitors include a number of distributors and manufacturers, as well as the in-house reprocessing operations of hospitals. Certain of the Company’s existing and potential competitors possess substantially greater resources than the Company. Some of the Company’s competitors, including Allegiance Corporation, serve as the sole supplier of a wide assortment of products to a significant number of hospitals. Although the Company offers a substantial array of surgical products, many of its competitors have a greater number of products for the entire hospital, which in some instances is a competitive disadvantage for the Company. There is no assurance that the Company will be able to compete effectively with existing or potential competitors.

     Government Regulation. Significant aspects of the Company’s businesses are subject to state and federal statutes and regulations governing, among other things, medical waste-disposal and workplace health and safety. In addition, most of the products furnished or sold by the Company are subject to regulation as medical devices by the U.S. Food and Drug Administration (FDA), as well as by other federal and state agencies. The Company’s facilities are subject to regular inspections by FDA officials. The FDA has authority to enjoin future violations, seize adulterated or misbranded devices, require the manufacturer to remove products from the market, and publicize relevant facts. Federal or state governments might impose additional restrictions or adopt interpretations of existing laws that could materially adversely affect the Company.

PART II – OTHER INFORMATION

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

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

     The Company did not file a report on Form 8-K during the third quarter of 2001.

SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SRI/SURGICAL EXPRESS, INC.

Date: October 25, 2001	By:	/s/ James T. Boosales

Executive Vice President

Chief Financial Officer