Form 10-Q/A
period 2001-09-30
SRI SURGICAL EXPRESS INC
filed 2001-12-05
CIK 1014041

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

          Yes [X]     No [ ]

Number of outstanding shares of each class of Registrant's Common Stock as of October 10, 2001:

                    Common Stock, par value $.001 - 6,316,977

                                PORTIONS AMENDED

         As a result of a review of its revenue recognition procedures for certain transactions in its third quarter ended September 30, 2001, and a change in its characterization of its Tampa office lease from an operating lease to a capital lease, SRI/Surgical Express, Inc. amends Part I, Items 1 and 2, and Part II, Item 6, of its previously reported Form 10-Q for the three and nine month periods ended September 30, 2001. The Company also amends Part II, Item 1 of the Form 10-Q to reflect a recent development.

                                      INDEX

                                                                                  PAGE
                                                                                  ----
PART I   FINANCIAL INFORMATION

         Item 1   Condensed Financial Statements

                           Condensed Statements of Income for the three
                           months and nine months ended September 30,
                           2001 (unaudited) and September 30, 2000 (unaudited)      1

                           Condensed Balance Sheets as of September 30, 2001
                           (unaudited) and December 31, 2000 .................      2

                           Condensed Statements of Cash Flows for the
                           nine months ended September 30, 2001 (unaudited)
                           and September 30, 2000 (unaudited) ................      3

                           Notes to Condensed Financial Statements (unaudited)      4

         Item 2   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ........................      5


PART II  OTHER INFORMATION

         Item 1   Legal Proceedings ..........................................     12

         Item 2   Changes in Securities ......................................     12

         Item 3   Defaults Upon Senior Securities ............................     12

         Item 4   Submission of Matters to a Vote of Security Holders ........     12

         Item 5   Other Information ..........................................     12

         Item 6   Exhibits and Reports on Form 8-K ...........................     12

SIGNATURE ....................................................................     13

                         PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

                           SRI/SURGICAL EXPRESS, INC.
                         CONDENSED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (unaudited)

                                              Three Months Ended   Nine Months Ended
                                                 September 30,       September 30,
                                                 2001     2000      2001       2000
                                               -------   -------   -------   -------
                                              (restated)         (restated)
Revenues ...................................   $21,340   $19,493   $65,107   $57,487
Cost of revenues ...........................    14,250    13,269    43,813    39,619
                                               -------   -------   -------   -------
    Gross profit ...........................     7,090     6,224    21,294    17,868

Distribution expenses ......................     1,365     1,266     4,053     3,936
Selling and administrative expenses ........     3,052     2,594     8,962     8,222
                                               -------   -------   -------   -------
    Income from operations .................     2,673     2,364     8,279     5,710

Interest expense, net ......................       362       264     1,105       780
                                               -------   -------   -------   -------
    Income before income taxes .............     2,311     2,100     7,174     4,930

Income tax expense .........................       818       819     2,690     1,923
                                               -------   -------   -------   -------
    Net income .............................   $ 1,493   $ 1,281   $ 4,484   $ 3,007
                                               =======   =======   =======   =======
Dividends on preferred stock ...............        --        51        57       153
                                               -------   -------   -------   -------
Net income available for common shareholders   $ 1,493   $ 1,230   $ 4,427   $ 2,854
                                               =======   =======   =======   =======
Net income per common share - basic ........   $  0.24   $  0.22   $  0.74   $  0.50
                                               =======   =======   =======   =======
Net income per common share - diluted ......   $  0.22   $  0.20   $  0.68   $  0.48
                                               =======   =======   =======   =======
Weighted average common shares
          outstanding - basic ..............     6,287     5,677     5,992     5,677
                                               =======   =======   =======   =======
Weighted average common shares
          outstanding - diluted ............     6,789     6,373     6,611     6,304
                                               =======   =======   =======   =======









   The accompanying notes are an integral part of these financial statements.

                           SRI/SURGICAL EXPRESS, INC.
                            CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                         September 30,    December 31,
                                                             2001            2000
                                                            -------         -------
                                                          (unaudited)
                                                           (restated)
                           ASSETS

Cash and cash equivalents                                   $   599         $   132
Accounts receivable, net                                     11,517           9,825
Inventories, net                                              5,995           5,569
Prepaid expenses and other assets                             2,555           1,381
Reusable surgical products, net                              23,095          24,168
Property, plant and equipment, net                           28,143          19,979
Goodwill, net                                                 5,299           5,462
                                                            -------         -------
       Total assets                                         $77,203         $66,516
                                                            =======         =======


               LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable to bank                                       $14,911         $15,593
Accounts payable                                              5,958           4,325
Employee related accrued expenses                             1,062           1,402
Other accrued expenses                                        1,571           1,462
Future payments on capital obligations                        4,588              --
Deferred tax liability, net                                     882             882
                                                            -------         -------
      Total liabilities                                      28,972          23,664

Shareholders' equity
  Preferred stock                                                --               1
  Common stock                                                    6               6
  Additional paid-in capital                                 27,841          26,889
  Retained earnings                                          20,384          15,956
                                                            -------         -------
     Total shareholders' equity                              48,231          42,852
                                                            -------         -------
     Total liabilities and shareholders' equity             $77,203         $66,516
                                                            =======         =======






   The accompanying notes are an integral part of these financial statements.

                           SRI/SURGICAL EXPRESS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                               Nine Months Ended
                                                                  September 30,
                                                               2001          2000
                                                             --------      --------
                                                            (restated)
Cash flows from operating activities
  Net income                                                 $  4,484      $  3,007
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                              2,179         1,703
     Amortization of reusable surgical products                 3,055         3,602
     Provision for reusable surgical products shrinkage         1,254         1,472
     Change in assets and liabilities:
        Accounts receivable, net                               (1,692)       (1,226)
        Inventories, net                                         (426)       (1,507)
        Prepaid expenses and other assets                      (1,174)          740
        Accounts payable                                        2,610        (2,034)
        Employee related and other accrued expenses              (231)        1,227
                                                             --------      --------
            Net cash provided by operating activities          10,059         6,984
                                                             --------      --------
Cash flows from investing activities
  Purchases of property, plant and equipment                   (5,510)       (4,302)
  Purchases of reusable surgical products                      (4,194)       (7,628)
                                                             --------      --------
            Net cash used in investing activities              (9,704)      (11,930)
                                                             --------      --------
Cash flows from financing activities
  Net borrowings on notes payable to bank                        (682)        5,148
  Future payments on capital obligations                          (82)           --
  Net proceeds from issuance of common stock                      952            --
  Dividends paid                                                  (76)         (153)
                                                             --------      --------
            Net cash provided by financing activities             112         4,995
                                                             --------      --------
  Increase in cash and cash equivalents                           467            49
  Cash and cash equivalents at beginning of period                132            37
                                                             --------      --------
  Cash and cash equivalents at end of period                 $    599      $     86
                                                             ========      ========
Supplemental cash flow information
    Cash paid for interest                                   $  1,027      $    825
                                                             ========      ========
    Cash paid for income taxes                               $  2,385      $    523
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

2.       LINE OF CREDIT

         The Company's outstanding balance under its $45.0 million revolving credit facility was approximately $14.9 million and $14.0 million on September 30, 2001 and September 30, 2000, respectively.

         The credit facility is secured by substantially all of SRI's assets and has a maturity date of June 30, 2003. The credit facility's interest rate varies between 225 and 275 basis points over LIBOR (2.637% as of September 30, 2001), depending on the Company's leverage. The credit facility requires the Company to maintain (a) minimum consolidated net worth of not less than $37.0 million plus 75% of cumulative consolidated net income for each fiscal quarter beginning with the fiscal quarter ending March 31, 2000; (b) a consolidated leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charge coverage ratio of 2.25 to 1.0 through December 31, 2002, and 2.35 to 1.0 thereafter. The credit facility restricts the Company in paying dividends, engaging in acquisition transactions, incurring additional indebtedness, and encumbering its assets.

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

3.       CAPITAL LEASE

         The Company, in compliance with FAS 98, Accounting for Leases, now accounts for the lease on its Tampa, Florida office as a capital lease rather than an operating lease. This resulted in establishing an asset and future capital obligation of approximately $4.6 million as of September 30, 2001, and did not materially affect earnings for the three and nine months ended September 30, 2001. The term of the financing transaction is 20 years commencing March 24, 2001.

4.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                   Three Months Ended   Nine Months Ended
                                                       September 30,      September 30,
                                                       2001    2000      2001       2000
                                                      ------  -------   -------   -------
                                                     (restated)       (restated)
                                                     (In thousands, except per share data)
                                                                 (unaudited)
BASIC
-----
   Numerator:
         Net income                                   $1,493  $ 1,281   $ 4,484   $ 3,007
         Less effect of dividends on preferred stock      --      (51)      (57)     (153)
                                                      ------  -------   -------   -------
         Net income available for common
            shareholders                              $1,493  $ 1,230   $ 4,427   $ 2,854
                                                      ======  =======   =======   =======
   Denominator:
          Weighted average common shares
             outstanding                               6,287    5,677     5,992     5,677
                                                      ======  =======   =======   =======
          Net income per common share - basic         $ 0.24  $  0.22   $  0.74   $  0.50
                                                      ======  =======   =======   =======
DILUTED
-------
    Numerator:
       Net income                                     $1,493  $ 1,281   $ 4,484   $ 3,007
                                                      ======  =======   =======   =======
    Denominator:
       Weighted average common shares
           outstanding                                 6,287    5,677     5,992     5,677
        Effect of dilutive securities:
          Employee stock options                         502      129       411        60
          Convertible preferred stock                     --      567       208       567
                                                      ------  -------   -------   -------
                                                       6,789    6,373     6,611     6,304
                                                      ======  =======   =======   =======
Net income per common share - diluted                 $ 0.22  $  0.20   $  0.68   $  0.48
                                                      ======  =======   =======   =======

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

RESTATEMENT OF THIRD QUARTER FINANCIAL INFORMATION

          The Company initially announced its third quarter 2001 financial results on October 22, 2001, and filed its Form 10-Q for its third quarter on October 25, 2001. On November 27, 2001, the Company announced restated earnings for the three and nine months ended September 30, 2001. The adverse impacts of the restatement on the Company's revenues and earnings for the third quarter were approximately $1,034,000 and approximately $262,000 (or $0.04 per diluted share), respectively. The statements of income and balance sheets in this Form 10-Q reflect the restatement. The restatement did not affect the first and second quarters of 2001.

         The Company bills some of its Surgical Express accounts "by procedure" when it delivers to its hospital customers all of the components for the surgical procedure. Following a review of its revenue recognition procedures, the Company determined that products from two service centers totaling approximately $832,000 involving its Surgical Express program were not completely delivered by the end of the third quarter and that the associated revenues and costs should not have been recognized in that quarter. The Company also determined that approximately $202,000 of its product orders for its third quarter were packed, processed, and confirmed for shipment before quarter end, but not physically delivered to customers until the first days of the fourth quarter (substantially all on the first day of the fourth quarter). All of these revenues and the associated costs will be realized in the fourth quarter as delivery is completed.

         The Company's revised balance sheet as of September 30, 2001, also reflects a change in the Company's characterization of its Tampa office lease from an operating lease to a capital lease. This restatement increased both assets and liabilities of the Company by $4,600,000 and did not materially affect earnings for the quarter or the 2001-year to date.

RESULTS OF EARNINGS

         The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in the condensed statements of income of the Company.

                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                        2001       2000       2001       2000
                                        -----      -----      -----      -----
                                     (restated)            (restated)
Revenues                                100.0%     100.0%     100.0%     100.0%
Cost of revenues                         66.8       68.1       67.3       68.9
                                        -----      -----      -----      -----
     Gross profit                        33.2       31.9       32.7       31.1
Distribution expenses                     6.4        6.5        6.2        6.9
Selling and administrative expenses      14.3       13.3       13.8       14.3
                                        -----      -----      -----      -----
     Income from operations              12.5       12.1       12.7        9.9
Interest expense, net                     1.7        1.3        1.7        1.3
                                        -----      -----      -----      -----
     Income before income taxes          10.8       10.8       11.0        8.6
Income tax expense                        3.8        4.2        4.1        3.4
                                        -----      -----      -----      -----
     Net income                           7.0%       6.6%       6.9%       5.2%
                                        =====      =====      =====      =====


THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000

         REVENUES. Revenues increased $1.8 million, or 9.5%, to $21.3 million in the three months ended September 30 2001, from $19.5 million in the three months ended September 30, 2000. In the nine months ended September 30, 2001, the Company's revenues increased $7.6 million, or 13.3%, to $65.1 million, from $57.5 million in the nine months ended September 30, 2000. Revenue increased 9.5% over last year's third quarter due to increased Surgical Express business the expansion of the Company's instrument program (including Surgical Express for Laparoscopy), and modest growth in its core reusable and disposable business. The growth in new and existing core business was partially offset by the unanticipated loss of several customers, the continuing effect of planned reductions in the Company's base of smaller, less profitable accounts, and the pricing impact of new group purchasing organization arrangements on existing hospital customers.

         GROSS PROFIT. Gross profit increased $866,000, or 13.9%, to $7.1 million in the three months ended September 30, 2001, from $6.2 million in the three months ended September 30, 2000; and $3.4 million, or 19.2%, to $21.3 million in the nine months ended September 30, 2001, from $17.9 million in the nine months ended September 30, 2000. As a percentage of revenues, gross profit increased by 1.3% to 33.2% in the three months ended September 30, 2001, from 31.9% in the three months ended September 30, 2000; and increased 1.6% to 32.7% in the nine months ended September 30, 2001, from 31.1% in the nine months ended September 30, 2000. The increase in gross profit reflects increased productivity as a result of improved methods and leveraged fixed costs, coupled with the Company's elimination of smaller, less profitable customers, and was aided in the third quarter by reduced shrinkage expense.

         DISTRIBUTION EXPENSES. Distribution expenses increased $99,000, or 7.8%, to $1.4 million in the three months ended September 30, 2001, from $1.3 million in the three months ended September 30, 2000; and increased $117,000, or 3.0%, to $4.1 million in the nine months ended September 30, 2001, from $3.9 million in the nine months ended September 30, 2000. As a percentage of revenues, distribution expenses decreased 0.1% to 6.4% in the three months ended September 30, 2001, from 6.5% in the three months ended September 30, 2000; and decreased 0.7% to 6.2% in the nine months ended September 30, 2001, from 6.9% in the nine months ended September 30, 2000. The Company benefited from increased volume per shipment and use of more efficient truck routes.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $458,000, or 17.7%, to $3.1 million in three months ended September 30, 2001, from $2.6 million in the three months ended September 30, 2000; and increased $740,000, or 9.0%, to $9.0 million in the nine months ended September 30, 2001, from $8.2 million in the nine months ended September 30, 2000. As a percentage of revenues, selling and administrative expenses increased 1.0% to 14.3% for the three months ended September 30, 2001, from 13.3% in the three months ended September 30, 2000, and decreased 0.5% to 13.8% in the nine months ended September 30, 2001, from 14.3% in the nine months ended September 30, 2000. The Company's expenses increased due to marketing and administrative fees for new GPO contracts, and growth in its sales and marketing personnel. The increased expense, which started in the second quarter and continued in the third quarter, resulted in an increase in selling and administrative expense as a percentage of revenues for the three months ended September 30, 2001. Selling and administrative expenses were positively impacted by $158,000 due to the reclassification of the lease on its Tampa, Florida office from an operating lease to a capital lease, and by a reduction of $98,000 in its bonus expense due to reduced net income for the nine months ended September 30, 2001.

         INCOME FROM OPERATIONS. Income from operations increased $309,000, or 13.1%, to $2.7 million in the three months ended September 30, 2001, from $2.4 million in the three months ended September 30, 2000; and increased $2.6 million, or 45.0%, to $8.3 million in the nine months ended September 30, 2001, from $5.7 million in the nine months ended September 30, 2000. As a percentage of revenues, income from operations increased 0.4% to 12.5% for the three months ended September 30, 2001 from 12.1% for the three months ended September 30, 2000; and increased 2.8% to 12.7% in the nine months ended September 30, 2001, from 9.9% in the nine months ended September 30, 2000, as a result of the decreased costs described above.

         INTEREST EXPENSE, NET. Interest expense increased $98,000 to $362,000 in the three months ended September 30, 2001, compared to $264,000 in the three months ended September 30, 2000; and increased $325,000 to $1.1 million in the nine months ended September 30, 2001, from $780,000 in the nine months ended September 30, 2000, primarily due to higher borrowings under the Company's revolving credit facility. Due to the recording of a capital lease for its Tampa, Florida office, interest expense for the nine month period ended September 30, 2001 increased $158,000. Additionally, for the nine month period ended September 30, 2001, the Company reclassified $144,000 of interest expense to lease expense (a component of cost of revenues) for other leased buildings.

         INCOME TAX EXPENSE. Income tax expense decreased $1,000 to $818,000 in the three months ended September 30, 2001, compared to $819,000 in the three months ended September 30, 2000; and increased $767,000 to $2.7 million in the nine months ended September 30, 2001, from $1.9 million in the nine months ended September 30, 2000. The Company's effective tax rate is 37.5%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of capital have been cash flows from operations and borrowings under its revolving credit facility.

         The Company's positive cash flow provided by operating activities was $10.0 million during the first nine months of 2001, compared to $7.0 million during the first nine months of 2000. The increase in cash from operating activities resulted primarily from increased net income before amortization, shrinkage and depreciation, slower growth in inventories, and increased accounts payable, and was partially offset by increased accounts receivable, decreased employee related and other accrued expenses, and increased prepaid expenses.

         The Company's net cash used in investing activities decreased to $9.7 million in the nine months ended September 30, 2001, from $11.9 million in the nine months ended September 30, 2000. The Company continues to make substantial capital expenditures to improve its facilities and to purchase reusable surgical products to support anticipated increases in business. The Company made equipment expenditures of $5.5 million during the nine months ended September 30, 2001, primarily for new corporate offices, facility equipment and expansion, including upgrading its facilities for instrument processing. The Company expects to spend an additional $2.5 million for property, plant and equipment during the balance of 2001, primarily for facility equipment and major expansions to its facilities in Tampa, Florida, Baltimore, Maryland, and Raleigh, North Carolina. The Company's expenditures of $4.2 million for reusable surgical products during the nine months ended September 30, 2001 were substantially lower than the first nine months of 2000 expenditures of $7.6 million. The Company's level of reusable surgical products exceeded its needs at the close of 2000, and management accordingly adjusted its new product expenditures this year. The Company expects to spend an additional $3.0 million for reusable surgical products during the balance of 2001.

         As noted above, the Company previously recorded its Tampa, Florida office as an operating lease, but after review, has reclassified it as a capital lease. This restatement increased both assets and liabilities of the Company by $4.6 million, and did not materially affect earnings for the three months and nine months ended September 30, 2001. In addition, the Company incurred and capitalized approximately $2.4 million as of September 30, 2001 for leasehold improvements, furniture and equipment for its corporate offices.

         As of September 30, 2001, the Company's outstanding balance under its $45.0 million revolving credit facility was approximately $14.9 million. The credit facility is secured by substantially all of the Company's assets and matures on June 30, 2003. The credit facility's interest rate varies between 225 and 275 basis points over LIBOR (2.637% as of September 30, 2001), depending on the Company's leverage. The credit facility requires the Company to maintain (a) minimum net worth of not less than $37.0 million plus 75% of cumulative net income for each fiscal quarter beginning with the fiscal quarter ending March 31, 2000; (b) a leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charge coverage ratio of 2.25 to 1.0 through December 31, 2002, and 2.35 to 1.0 thereafter. The credit facility restricts the Company in paying dividends, engaging in acquisition transactions, incurring additional indebtedness, and encumbering its assets.

         The credit facility allows the Company to repurchase up to $5 million of its stock from time to time through open market purchases at prevailing market prices. The Company began repurchasing its stock on October 31, 2000 and as of March 31, 2001, the Company had repurchased 75,400 shares of its common stock for $1,118,100. The Company has not repurchased shares since the first quarter of 2001, and does not anticipate repurchasing any additional shares at this time.

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

         Need for Capital. The Company's business is capital intensive and may require substantial capital expenditures during the next several years to achieve its expansion plans. In the longer term, the Company expects that its needs for capital expenditures will depend on its growth and opportunities. The Company's inability to obtain adequate capital could have a material adverse effect on the Company. See -- "Liquidity and Capital Resources."

         New Product Offering; Dependence on a Supplier. Surgical Express for Laparoscopy is the Company's first instrument offering. The Company is implementing this and other instrument programs and remains subject to a risk that the market will not broadly accept them. Further, the Company is relying on Aesculap, Inc. as its major source of supply of laparoscopic instruments for its first program. The Joint Marketing Agreement between SRI and Aesculap provides for Aesculap to furnish instruments to the Company for at least three years, subject to terms and conditions stated in the agreement. Any failure of Aesculap to furnish instruments for any reason would have a materially adverse effect on the Company's ability to implement this program.

         Dependence on Significant Customers. During the nine months ended September 30, 2001, revenues from three hospital groups (Novation, Premier, Inc. and HPG) accounted for approximately 28%, 14% and 12% of the Company's revenues, respectively, compared to 19%, 17% and 12%, respectively, in the nine months ended September 30, 2000. No single hospital or surgery center accounted for more than 9% of the Company's revenues for the nine months ended September 30, 2001 and 2000, respectively. Although each Novation, Premier and HPG hospital currently make purchasing decisions on an individual basis, loss of a substantial portion of the Novation, Premier or HPG hospitals' business would have a material adverse effect on the Company.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

            Class Action Litigation. A Class Action Complaint against the Company was filed on November 30, 2001, in the United States District Court for the Middle District of Florida. The plaintiffs purport to assert claims on behalf of a class of purchasers of the Company's common stock during the period from July 23, 2001 through November 27, 2001. The action claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Among other things, the action alleges that during the class period, the Company and certain of its officers made materially false statements concerning the Company's financial condition and its future prospects. The action seeks compensatory and other damages, and costs and expenses associated with the litigation. The Company intends to defend the action vigorously. The Company cannot predict whether any other material suits, claims, or investigations will arise in the future based on the same claims.

         Neither the Company nor any of its property is subject to any other litigation or other legal proceedings that is expected to have a material effect on the Company or its business.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

                               REPORTS ON FORM 8-K

         On November 27, 2001, the Company filed a report on Form 8-K announcing its third quarter restatement.

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SRI/SURGICAL EXPRESS, INC.



Date:  December 5, 2001             By: /s/ James T. Boosales
                                        ----------------------------------------
                                        Executive Vice President
                                        Chief Financial Officer