Form 10-K405
period 2001-12-31
SRI SURGICAL EXPRESS INC
filed 2002-04-01
CIK 1014041

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
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

                   12425 Race Track Road, Tampa, Florida 33626
                   -------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 14, 2002, as reported on the Nasdaq National Market, was approximately $58,711,812.

     The Registrant had outstanding 6,420,177 shares of Common Stock as of February 27, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders to be held on May 15, 2002 is incorporated by reference in Part III of this report to the extent stated herein.

                           SRI/SURGICAL EXPRESS, INC.
                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 2001

Section                                                                                  Page

PART I
         Item 1:           Business                                                        1
         Item 2:           Properties                                                      8
         Item 3:           Legal Proceedings                                               9
         Item 4:           Submission of Matters to a Vote of Security Holders             9

PART II
         Item 5:           Market for the Registrant's Common Equity and Related
                           Shareholder Matters                                            10
         Item 6:           Selected Financial Data                                        11
         Item 7:           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                            13
         Item 7A:          Quantitative and Qualitative Disclosures About Market Risk     18
         Item 8:           Financial Statements and Supplementary Data                    18
         Item 9:           Changes In and Disagreements With Accountants On
                           Accounting and Financial Disclosure                            37

PART III
         Item 10:          Directors and Executive Officers of the Registrant             38
         Item 11:          Executive Compensation                                         38
         Item 12:          Security Ownership of Certain Beneficial Owners
                           and Management                                                 38
         Item 13:          Certain Relationships and Related Transactions                 38

PART IV
         Item 14:          Exhibits, Financial Statement Schedules, and Reports
                           on Form 8-K                                                    38

SIGNATURES                                                                                43

                                     PART I

ITEM 1. BUSINESS

     SRI/Surgical Express, Inc.(R) ("SRI" or the "Company") provides hospitals and surgery centers with a comprehensive surgical procedure-based daily delivery service. The foundations of this service are SRI's reusable surgical products, including gowns, towels, drapes, basins, and instruments, and its daily delivery and retrieval of these products for each customer. To provide its customers a comprehensive offering for surgical procedures, the Company complements these reusable products with cost-effective disposable accessory packs and individual single sterile disposable items. SRI(R) believes its superior quality reusable products and its service solutions, including direct delivery to its customers' departments, differentiate SRI from its competitors.

     At eleven regional facilities, SRI collects, sorts, cleans, inspects, packages, sterilizes, and delivers its reusable products on a just-in-time basis. SRI offers an integrated "closed-loop" reprocessing service that uses two of the most technologically advanced reusable textiles: (i) a GORE(R) Surgical Barrier Fabric for gowns and drapes that is breathable yet liquidproof and provides a viral/bacterial barrier and (ii) an advanced microfiber polyester surgical fabric for gowns and drapes, which is liquid and bacterial resistant.

     In 1998, the Company introduced its Surgical Express(R) program, which uses daily delivery and retrieval to provide customers an expanded program of products and services. Surgical Express is an outsourced Surgical Case Cart Management Program that the Company expects will reduce hospital and surgery centers' processing costs and their investment in surgical products. With its Surgical Express program, the Company supplements its core reusable products offering with disposable accessory packs containing smaller surgical items that are not reusable, such as needles, syringes, and tubing. The flexibility the Company offers its customers by combining reusable surgical gowns, towels, drapes, and basins with disposable products and instruments is a unique product and service offering, which the Company believes improves its competitive position in the marketplace.

     In 2000, the Company introduced to its customers its complete procedure-based service, Surgical Express for Laparoscopy, which combines the Company's core reusable products offering with disposable products and laparoscopic instruments required for laparoscopic surgical procedures. The Company charges customers a single procedure price for the supplies and instruments required for a laparoscopic procedure. In 2001, the Company introduced additional instrument procedures and expects to continue developing new instrument programs on a regular basis. As of December 31, 2001, the Company was servicing 31 instrument projects from eight of its facilities. The Company offers the laparoscopy program pursuant to a Joint Marketing Agreement dated April 28, 2000, between the Company and Aesculap, Inc., one of the oldest and largest worldwide suppliers of surgical instruments. The agreement term is three years and renews for additional three-year terms, unless either party provides notice of non-renewal at least 120 days before its expiration. The agreement provides for Aesculap to furnish and repair laparoscopic instruments. The Company delivers, retrieves, and reprocesses the instruments and is responsible for customer relationships. Aesculap receives an agreed share of the revenues from each procedure, based on the number and kinds of procedures, and the number and combination of instruments for each procedure. Because Aesculap furnishes the instruments, the Company expects its return on capital will be favorably impacted by this business.

     As of December 31, 2001, SRI serves a customer base of approximately 323 hospitals and surgery centers located in 24 states and the District of Columbia, including Duke University Medical Center (Durham), University of Massachusetts Medical Center (Worcester), Rex Healthcare (Raleigh), University of Michigan (Detroit), Jewish Healthcare Systems (Louisville), St. Luke's Episcopal Hospital (Houston), Jackson Memorial Hospital (Miami), and IHC Hospitals, Inc. (Salt Lake
City). SRI is increasingly focused on large networks of hospitals, and in 2000 and 2001, the Company discontinued service to several small hospitals and surgery centers because the cost of the service was not commensurate with the revenue generated by these smaller customers.

     The Company maintains agreements to supply several group purchasing organizations (GPOs), including most significantly Novation and HealthTrust Purchasing Group (HPG). Novation is the supply company for Voluntary Hospitals of America (VHA) and University HealthSystem Consortium (UHC). SRI offers Novation members its Surgical Express program as a unitized delivery system featuring reusable surgical textiles, reusable instruments, and disposable accessory packs. HealthTrust Purchasing Group (HPG) is a group purchasing organization representing over 600 hospitals and surgery centers. The contract with HPG designates SRI as its primary outsource vendor for reusable surgical products, including instruments. The HPG contract was signed in May 2001. With its Novation, HPG and other agreements, Surgical Express is an available contracted alternative for over 2,000 hospitals and surgery centers across the country. The Company continues to pursue additional GPO contracts that would allow it to further penetrate the surgical supply market.

     SRI believes that Surgical Express is a superior quality and competitively-priced alternative to a full disposable program, other procedure-based surgical supply programs, and operating an in-house reusable program for surgical products. The Company's delivery service offers savings to hospitals by reducing or eliminating the following costly steps associated with the disposable or in-house alternatives: (i) disposing of biohazardous wastes,
(ii) carrying an inventory of disposable surgical products, including costly disposable instruments, and (iii) in-house processing of reusable surgical products. In addition to these cost savings, the Company's liquidproof and liquid resistant gowns offer surgeons and surgical staff enhanced protection against transmission of blood-borne pathogens, including the HIV and hepatitis viruses, and the Company's reusable gowns are made with a breathable surgical fabric, which is designed for superior comfort during long procedures. Also, the Company believes hospitals will be attracted by the convenience of its complete supply management program that is provided and billed on a per-procedure basis.

The Market

     The United States health care system includes approximately 7,400 acute care hospitals, over 2,750 freestanding surgery centers, and a variety of other health care facilities. According to industry sources, approximately 32 million surgical procedures were performed at hospitals and surgery centers in 2001. The Company believes that between $100-$150 of surgical products service revenues, including $40-$50 from reusable products, can be realized from a typical surgical procedure. SRI estimates that revenue of between $300 and $500 typically can be realized from procedures such as laparoscopies, in which instruments are provided.

     In the 1980's, hospitals began using custom procedure trays because of their convenience. This trend continued growing throughout the 1990's. A custom procedure tray typically contains, in disposable form, most of the sterile products used in a particular surgical or other medical procedure. Industry sources estimate total annual sales of custom procedure trays in the United States to be $1.5 billion, which appears to have been stable over the last three to four years. The Company believes that custom procedure trays suffer shortcomings in comparison to reusable products, including costs associated with excessive product content, storage, handling and waste disposal, lost instruments and the working capital requirements required to carry product inventory.

     Hospitals that use custom procedure trays generally do not have in-house personnel and equipment used to process reusable surgical products. Furthermore, hospitals that have in-house facilities are increasingly unwilling to support the personnel and capital needs required to operate those facilities. Especially with the growth of managed care and associated decrease in surgical service reimbursements, hospitals are seeking to significantly reduce their costs. The Company believes that these hospitals will purchase a service that provides daily delivery of substantially better quality surgical products, eliminates their capital investment requirements, and reduces their employee and space demands.

     The following market conditions provide continuing opportunities for SRI's Surgical Express program:

     Continued Pressure on Hospitals to Contain Costs and Improve Profitability. With the growth of managed care and a decrease in surgical service reimbursements, economic constraints continue to require hospitals to become more efficient by limiting capital investments and reducing staff and costs. Hospitals are continually seeking to decrease their cost of operations, including supplies and waste disposal. SRI's service eliminates the need for in-house inventory or processing facilities and the process costs associated with stocking and discarding disposable products.

     Concern Regarding the Transmission of Infectious Diseases. The health care industry must manage risks of transmission of infectious diseases from cross-infections. These concerns increase the desirability of surgical barrier fabrics that protect surgeons and surgical staff from patient liquids. SRI's liquidproof gown prevents liquid and viral strike-through in critical areas during surgical procedures involving higher risk. The Company's standard gown is specially designed to resist liquid and bacterial strike-through in most other surgical procedures.

     Concern Regarding the Handling and Disposal of Biohazardous Waste. The disposal of large volumes of infectious and hazardous waste generated by the health care industry continues to attract increased public awareness. The increased burdens on hospitals generating biohazardous waste due to restrictions on incineration and access to dump sites offer an advantage to reprocessing systems, which replace disposable surgical products with reusable surgical products. The SRI reprocessing system substantially reduces biohazardous waste and its impact on the environment.

     Increased Outsourcing of Hospital Functions That Do Not Involve Patient Care. Hospitals with significant staff, capital and space dedicated to in-house processing of reusable surgical products are increasingly outsourcing this function to more efficient outside providers. This trend is consistent with the overall industry focus on efficiency and improved patient care. Surgical Express allows hospitals to outsource to SRI the ownership and reprocessing of surgical products, including instruments as well as inventory management of complementary disposable products.

Strategy

     The Company's objective is to continue its growth and become the preferred surgical supply solution. The Company's principal strategies for achieving this objective are as follows:

     Leverage Infrastructure With Increased Penetration in Existing Markets. The Company believes its existing facilities currently operate at approximately 20-25% of their aggregate annual revenue capacity. The Company has increased its revenue capacity at its facilities by modifying its service to include instrument processing and adding instrument reprocessing capability at its facilities. SRI serves several large metropolitan areas through highway transport and satellite distribution centers supported by a regional facility. Under its Surgical Express program, the Company operates service centers that enable the Company to service larger accounts and provide closer customer contact, enabling the Company to move into selected markets without constructing a new facility.

     Help Solve Hospitals' Cost Issues. The Company believes that its service addresses hospitals' needs to reduce operating costs. More importantly, when fully implemented, SRI's Surgical Express program offers hospitals more comprehensive value by reducing product expenditures, supply chain process costs, biohazardous waste, and instrument costs. Under its Surgical Express programs, the Company provides hospitals an attractive per procedure billing arrangement that allows them to easily identify that cost component of their services.

     Expand National and Regional Agreements. The Company's existing service agreements are primarily with individual hospitals. To leverage their purchasing power, many hospitals have joined in large groups and increasingly in recent years, smaller independent delivery networks. These smaller networks believe that they can negotiate and control their product supply more effectively than large group purchasing organizations. SRI maintains arrangements to supply two national group purchasing organizations, Novation (the supply company for VHA and UHC) and HPG (see "Business--Group Purchasing Agreements"). As a key part of its marketing strategy, management offers its Surgical Express Program to national and regional hospital groups, as well as the individual hospitals that have been SRI's customer base.

     Utilize Operational Knowledge. The Company's management designed and developed its 11 facilities and has gained substantial knowledge by operating them since the Company's inception. The Company continues to supplement that expertise through processing and engineering experience with instruments and other products. The Company believes that no other supplier offers comparable knowledge and experience in the reusable product segment.

Delivery, Retrieval and Reprocessing System

     SRI's Surgical Express procedure-based service furnishes hospital customers the products needed for a particular surgical procedure, including reusable packs, disposable accessory packs, single sterile items, and instruments. Following a procedure, the hospital discards the small amount of disposable products used and places soiled reusable products into SRI's lockable carts.

     SRI's closed-loop reprocessing service picks up soiled reusable surgical products from its customers and sorts, cleans, inspects, packages, sterilizes, and redelivers the products to customers. SRI's trucks deliver clean carts of sterilized surgical products to the hospital or surgical center and retrieve carts containing soiled products and return them to its facility for reprocessing. The specially designed aluminum carts that hold sterile product are lockable to maintain security. Carts conveniently roll for delivery within the hospital and convert into hampers to hold soiled or used products after the procedure. The customer avoids the need to maintain secondary stock locations and the costs of either reprocessing reusable products or stocking and discarding disposable products.

     Upon return to SRI's facility, the contents of the soiled carts are sorted by product type in a controlled area and transferred to the appropriate area for processing and decontamination. Soiled linen products are processed through an automated washing and drying process that delivers clean and decontaminated products to the pack room floor, where they are carefully inspected, repaired if necessary, folded, and assembled into packs. Surgical instruments and other stainless products are segregated and processed through specially designed processes by trained instrument technicians. SRI processes high quality reusable instruments designed to be thoroughly cleaned and decontaminated. Following the cleaning/decontamination process, each instrument is inspected and tested for functionality prior to being included in a pack/instrument set. Stainless steel basin components, delivery carts and other reusable products are processed through automated tunnel washers before reuse. Following assembly, packs are steam sterilized and combined with complementary disposable packs for delivery to the customers. All processing is performed in accordance with documented procedures.

     The Company closely monitors its processes to ensure its reusable products' useful lives are fully realized. To accurately track its amortization expense, SRI uses a barcoding system, which maintains its reusable surgical products' status, history, and number of uses.

Customers

     The growth of SRI's business reflects its products' appeal, its service quality, and general customer resistance to change when the SRI system is in place. SRI also believes its direct relationships with hospitals' staffs have been important in attracting and retaining customers. Many of SRI's competitors use a distributor system that introduces an intermediary between the competition and their customers, which SRI believes adds costs and reduces customer contact.

     The Company's sales process for new customers is typically six to eighteen months in duration from initial contact to a purchase commitment. The extended sales process is typically due to the complicated approval process within hospitals for purchases from new suppliers, the long duration of existing supply contracts, and implementation delays pending termination of a hospital's previous supply relationships. Conversely, SRI's high service level, quality products, and customer resistance to change help SRI retain its existing customers.

     SRI bills its customers weekly for the previous week's deliveries under service contracts or purchase orders. Confirmation of deliveries is evidenced by a signed and dated packing slip and a randomly generated delivery confirmation number. Consistent with industry custom, customer service contracts generally are cancelable by either party with 90 days notice, and customers may, without penalty, unilaterally reduce their use of the Company's services under these contracts. Surgical Express contracts have longer terms, typically three to five years, with more stringent cancellation provisions.

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

     The Company's liquidproof gown has GORE(R) Surgical Barrier Fabric in critical areas to provide protection for procedures that present a higher risk of liquid strike-through. This protection is critical to SRI's customers given continuing concerns of doctors, staff, and regulatory authorities regarding transmission of blood-borne pathogens, including the HIV and hepatitis viruses. The Gore Surgical Barrier fabric is a liquidproof, breathable material providing additional protection for the surgical staff while allowing for continued comfort during longer procedures. The Company's liquid resistant gown is made of an advanced microfiber polyester fabric designed to resist liquid and bacterial strike-through in most surgical procedures. All of SRI's gowns and drapes offer the wearer both comfort and breathability, combined with a high level of protection from liquid penetration that SRI believes is superior to that offered by disposable products.

     SRI contracts with third-party vendors for the weaving of microfiber fabric and the cutting and sewing of garments, wraps, and drapes. In August 1998, the Company signed a ten-year sales and manufacturing agreement with Standard Textile Co., Inc., under which Standard Textile will manufacture the bulk of SRI's reusable textile products with fabric provided by W.L. Gore and other textile suppliers. The other components of the Company's products are currently available at reasonable costs from a variety of suppliers. To complement its reusable surgical products, the Company offers disposable accessory packs containing smaller surgical products, such as needles, syringes, and tubing. The Company develops these packs with its customers' cooperation to assure a desirable and cost-effective product mix. SRI purchases the products from major manufacturers, assembles the products in packs, arranges for ethylene oxide sterilization by a third party, and delivers them to customers on its carts with its reusable products. The Company's product offering also includes selected reusable instruments. SRI offers laparoscopic instruments through its Surgical Express service for laparoscopic procedures. The service includes instruments, reusable textiles, and disposable products.

Employees

     As of December 31, 2001, SRI employed 1,079 people, consisting of 71 persons in management, administration and finance at its corporate office and 1,008 people in various positions at the Company's facilities. The Company's employees are not covered by a collective bargaining agreement. The Company considers its employee relations to be good.

Competition

     SRI competes with sellers of both reusable and disposable gowns, drapes, basins, and other products for surgical procedures. This product market is dominated by disposables, especially custom procedure trays. SRI believes it is the leading provider of high quality reusable surgical gowns and drapes, and that with its Surgical Express Program, SRI effectively competes with suppliers of disposable custom procedure trays.

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

Regulation

     Substantially all of the Company's products and services are subject to extensive government regulation in the United States by federal, state, and local governmental agencies, including the Food and Drug Administration (the "FDA"), the Department of Transportation ("DOT"), and the Occupational Safety and Health Administration ("OSHA").

     The Company's reusable products are regulated as medical devices by the FDA, which regulates the development, production, distribution, and promotion of medical devices in the United States. Various states in which the Company does business also regulate medical devices. Pursuant to the Federal Food Drug and Cosmetics Act (the "FDA Act"), the Company's medical devices are subject to general controls regarding FDA inspections of facilities, "Current Good Manufacturing Practices ("cGMP's")," labeling, maintenance of records, and medical device reporting with the FDA. To the extent required, the Company has obtained FDA pre-market approval of its devices under Section 510(k) of regulations issued under the FDA Act, which provides for FDA approval on an expedited basis for products shown to be substantially equivalent to devices already cleared by the FDA and currently legally marketable in the United States. Products must be produced in establishments registered with the FDA and manufactured in accordance with cGMP's, as defined under the FDA Act. The cGMP requirements have been substantially revised and incorporated into what is now known as the "Quality System Regulation," or QSR, (21 CFR Part 820). Since the QSRs were first issued on June 1, 1997, the focus of most routine FDA inspections has been compliance with these new regulations. In addition, the Company's medical devices must be initially listed with the FDA, and its labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The Medical Device Reporting regulation obligates the Company to provide information to the FDA on injuries or deaths alleged to have been associated with the use of a product or in connection with certain product failures that could have caused serious injury or death. If the Company fails to comply with the applicable provisions of the FDA Act, the FDA may institute proceedings to detain or seize products, impose fines, enjoin future company activities, impose product labeling restrictions, or enforce product recalls or withdrawals from the market.

     The Company and its hospital customers also must comply with regulations of OSHA, including the bloodborne pathogen rule requiring standard "universal" precautions be observed to minimize exposure to blood and other bodily fluids. To comply with these requirements, the Company's employees wear personal protective equipment when handling soiled linens in the facility's decontamination area. Properly used, the Company's products allow its hospital customers to protect their employees in compliance with these regulations. The Company must comply with local regulations governing the discharge of water used in its operations. The Company uses local licensed contractors to dispose of any biohazardous waste generated by the hospital and received by the Company and therefore does not need to obtain permits for biohazardous waste disposal. The Company must comply with DOT and OSHA regulations governing the transportation of biohazardous materials, which include containing and labeling waste as well as reporting various discharges. The Company complies with these regulations by confining soiled products inside marked liquidproof bags for transport within locked, marked transfer carts. Sterilization of the Company's disposable accessory packs is provided by a third-party contractor. The use of ethylene oxide by the contractor in the sterilization of the Company's disposable accessory packs is subject to regulation by FDA, OSHA, and the Environmental Protection Agency.

     In addition to the foregoing, other federal, state and local regulatory authorities, including those enforcing laws which relate to the environment, fire hazard control, and working conditions, have jurisdiction to take actions that could have a material adverse effect on the Company. The Company makes expenditures from time to time to comply with environmental regulations, but does not expect any material capital expenditure for environmental compliance in 2002.

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

     Need for Capital. The Company's business is capital intensive and will require substantial expenditures for additional surgical products and equipment during the next several years to achieve its operating and expansion plans. To adequately service a new customer, SRI typically makes an investment in new reusable surgical products and carts of approximately 40% of the projected new annual revenue from the customer. The Company's inability to obtain adequate debt or equity capital would have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Note D of Notes to Financial Statements."

     New Product Offering; Dependence on a Supplier. The Company is regularly developing new instrument processing programs. While these programs are in their initial implementation stages, the Company is subject to a risk that the market will not broadly accept them. Further, the Company relies on Aesculap, Inc. as its major source of supply of laparoscopic instruments for its Surgical Express for Laparoscopy program. The Joint Marketing Agreement between SRI and Aesculap provides for Aesculap to furnish instruments to the Company for at least three years, subject to terms and conditions stated in the agreement. Any failure of Aesculap to furnish instruments for any reason would materially and adversely affect the Company's ability to service this program.

     Dependence on Significant Customers. During 2001, Novation, Premier, Inc., and HPG hospitals accounted for approximately 31%, 16%, and 13% of the Company's sales, compared to 23%, 20%, and 13% in 2000, respectively. Although each Novation, Premier, and HPG hospital currently makes decisions on an individual basis, and no single hospital accounted for more than 6% of the Company's sales, the loss of a substantial portion of the Novation, Premier, or HPG hospitals' business would have a material adverse effect on the Company.

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

     Government Regulation. Significant aspects of the Company's businesses are subject to state and federal statutes and regulations governing, among other things, medical waste disposal and workplace health and safety. In addition, most of the products furnished or sold by the Company are subject to regulation as medical devices by the U.S. Food and Drug Administration, as well as by other federal and state agencies. The Company's facilities are subject to quality systems inspections by FDA officials. The FDA has the power to enjoin future violations, seize adulterated or misbranded devices, require the manufacturer to remove products from the market, and publicize relevant facts. Federal or state governments might impose additional restrictions or adopt interpretations of existing laws that could materially and adversely affect the Company.

ITEM 2. PROPERTIES

     The Company operates eleven processing facilities that range in size between 23,000 and 63,500 square feet in Baltimore, Chattanooga, Cincinnati, Dallas, Detroit, Houston, Los Angeles, Raleigh, Salt Lake City, Stockton, and Tampa. Each facility has standardized processes and equipment including computerized and fully automated heavy duty washers, dryers, and sterilizers to achieve consistent decontamination and sterilization for reusable surgical products and instruments. The Company uses Good Manufacturing Practices at each facility, and regularly implements at all facilities efficiencies that have been developed and tested at one location.

     The Company's properties and the major markets that they serve are summarized below. All of the properties are leased, except for the Cincinnati and Houston processing facilities. The Company also leases its Disposable Accessory Pack facility in Plant City, Florida, where it assembles and packages surgical products into customer specific disposable accessory packs. The Company transports these disposable accessory packs to a third party facility for sterilization. The Company believes its existing facilities adequately serve its current requirements.

                                Square Feet
Facility and Location           (Approx.)     Lease Expiration     Selected Markets Served
---------------------           ---------     ----------------     -----------------------
Processing facilities:
  Baltimore, Maryland            58,700       February 28, 2007    Baltimore, Philadelphia, Rich-
                                              (Options to 2012)    mond, New Jersey,
                                                                   Washington D.C., Massachusetts
  Chattanooga, Tennessee         50,000       February 24, 2003    Atlanta, Birmingham, Nashville

  Cincinnati, Ohio               50,000       Owned                Columbus, Akron, Cincinnati
                                                                   Louisville, Lexington
  Dallas, Texas                  49,700       March 31, 2005       Dallas, Oklahoma City, Tulsa
                                              (Options to 2010)
  Detroit, Michigan              23,000       September 30, 2002   Chicago, Detroit, Milwaukee,
                                              (Options to 2012)    Toledo, Flint, Cleveland,
                                                                   Ann Arbor
  Houston, Texas                 30,000       Owned                Houston, San Antonio, Austin
  Los Angeles, California        30,400       November 30, 2002    San Diego, Los Angeles, Arizona
                                              (Options to 2012)
  Raleigh, North Carolina        63,500       April 30, 2007       South Carolina, North Carolina
                                              (Options to 2012)
  Salt Lake City, Utah           31,800       July 5, 2006         Utah, Idaho
                                              (Options to 2018)
  Stockton, California           57,000       February 1, 2003     Sacramento, San Francisco, Oakland

  Tampa, Florida                 63,000       January 23, 2012     Tampa, Miami, Orlando,
                                              (Options to  2032)   Jacksonville, Gainesville, Ocala, Ft. Myers, Ft.
                                                                   Lauderdale
Service centers:
  Chicago, Illinois              3,200        November 30, 2003    --
  Louisville, Kentucky           10,000       /(1)/                --
  Miami, Florida                 4,000        January 31, 2005     --
  Oklahoma City, Oklahoma        3,600        September 1, 2002    --
  Southborough, Massachusetts    13,600       June 30, 2005        --

Warehouses:
  Detroit, Michigan              11,000       November 30, 2003    --
  Houston, Texas                 5,000        Month to Month
  Long Beach, California         3,300        July 31, 2002        --

Disposable products facility:
 Plant City, Florida             40,800       November 1, 2004     --
                                              (Options to 2009)
Corporate office:
  Tampa, Florida                 42,000       April 3, 2021        --

/(1)/  Service center provided by hospital

ITEM 3. LEGAL PROCEEDINGS

     Class Action Litigation. Beginning on November 30, 2001, a series of substantially identical Class Action Complaints were filed in the United States District Court for the Middle District of Florida against the Company and certain of its officers and directors. The plaintiffs purport to assert claims on behalf of a class of purchasers of the Company's common stock during the period from July 23, 2001 through November 27, 2001. The actions claim violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under that act. Among other things, the actions allege that during the class period, the Company and the individual defendants made materially false statements concerning the Company's financial condition and its future prospects. The actions seek compensatory and other damages, and costs and expenses associated with the litigation.

     The Company believes that it has substantial defenses to this matter and intends to assert them vigorously. Management of the Company is unable to determine the impact, if any, that the resolution of this matter will have on the financial position or results of operations of the Company. No accruals for damages have been recorded for this matter as of December 31, 2001.

     SEC Investigation. On February 21, 2002, the Securities and Exchange Commission issued a Formal Order of Private Investigation with respect to the Company. The investigation concerns the transactions underlying the Company's restatement of its financial results announced during its fourth quarter of 2001. The Company is cooperating with the investigation. Management of the Company is unable to determine the impact, if any, that the resolution of this matter will have on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

     The Company's Common Stock trades publicly on The Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "STRC." The table below sets forth the high and low bid quotations for the Company's Common Stock from January 1, 2000 through December 31, 2001. These bid prices represent prices between dealers without adjustment for retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

                            COMMON STOCK PRICE RANGE

     2000                                          HIGH         LOW
     ----                                         -------     -------

First Quarter                                     $ 7.250     $ 3.875
Second Quarter                                    $ 8.000     $ 4.266
Third Quarter                                     $13.875     $ 7.625
Fourth Quarter                                    $15.500     $12.188

     2001
     ----

First Quarter                                     $20.375     $12.500
Second Quarter                                    $36.500     $18.625
Third Quarter                                     $41.910     $26.000
Fourth Quarter                                    $36.560     $11.650

     The Company has never declared or paid cash dividends on its Common Stock. The Company currently expects that its earnings will be retained for development and expansion, and does not anticipate paying dividends on its Common Stock in the foreseeable future. Financial covenants in the Company's credit facility prohibit the payment of cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Notes to Financial Statements." On March 1, 2001, there were approximately 38 holders of record of the Common Stock.

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

                                                                                   SRI/Surgical Express, Inc.
                                                                    ----------------------------------------------------
                                                                                        Years Ended
                                                                                        -----------
                                                                    Dec. 31,   Dec. 31,   Dec. 31,   Dec. 31,   Dec. 31,
                                                                      2001       2000       1999       1998       1997
                                                                    --------   --------   --------   --------   --------
                                                                            (In thousands, except per share data)
Statement of operations data:
  Revenues                                                           $86,426    $77,817    $68,596    $52,318    $39,854
  Cost of revenues                                                    58,296     53,043     47,011     35,334     26,286
                                                                     -------    -------    -------    -------    -------

       Gross profit                                                   28,130     24,774     21,585     16,984     13,568
  Distribution expenses                                                5,557      5,293      5,121      3,788      3,150
  Selling and administrative expenses                                 12,512     11,224      9,700      7,065      5,924
                                                                     -------    -------    -------    -------    -------
  Income from operations                                              10,061      8,257      6,764      6,131      4,494
  Unrealized loss on derivative instruments                              407         --         --         --         --
  Interest expense (income), net                                       1,381      1,174        307         52       (142)
                                                                     -------    -------    -------    -------    -------

       Income before income taxes                                      8,273      7,083      6,457      6,079      4,636

  Income tax expense                                                   3,103      2,463      2,503      2,393      1,835
                                                                     -------    -------    -------    -------    -------

       Income before cumulative effect
       of change in accounting policy                                  5,170      4,620      3,954      3,686      2,801
  Cumulative effect of change in accounting
  policy, net of tax                                                     113         --         --         --         --
                                                                     -------    -------    -------    -------    -------

       Net income                                                    $ 5,057    $ 4,620    $ 3,954    $ 3,686    $ 2,801
                                                                     =======    =======    =======    =======    =======
  Dividends on preferred stock                                            56        204        208         67         --
                                                                     -------    -------    -------    -------    -------
       Net income available for common
       shareholders                                                  $ 5,001    $ 4,416    $ 3,746    $ 3,619    $ 2,801
                                                                     =======    =======    =======    =======    =======

  Income per common share, basic:
       Income available for common shareholders before
       cumulative effect of change in accounting principle           $  0.85    $  0.78    $  0.66    $  0.64    $  0.50
       Cumulative effect of change in accounting
       principle                                                        0.02         --         --         --         --
                                                                     -------    -------    -------    -------    -------
       Net income available for common shareholders, basic           $  0.83    $  0.78    $  0.66    $  0.64    $  0.50
                                                                     =======    =======    =======    =======    =======

  Income per common share, diluted:
       Income before cumulative effect of change
       in accounting principle                                       $  0.78    $  0.73    $  0.63    $  0.61    $  0.48
       Cumulative effect of change in accounting
       principle                                                        0.02         --         --         --         --
                                                                     -------    -------    -------    -------    -------
       Net income per common share, diluted                          $  0.76    $  0.73    $  0.63    $  0.61    $  0.48
                                                                     =======    =======    =======    =======    =======

  Weighted average common shares outstanding,
        basic                                                          6,037      5,673      5,676      5,662      5,637
                                                                     =======    =======    =======    =======    =======
  Weighted average common shares outstanding,
        diluted                                                        6,591      6,360      6,322      6,019      5,862
                                                                     =======    =======    =======    =======    =======

Balance sheet data  (at end of period):
  Reusable surgical products, net                                    $25,554    $24,168    $19,796    $14,705    $10,034
  Total assets                                                        82,685     66,516     56,155     43,620     27,546
  Notes payable to bank                                               17,612     15,593      8,852      2,408         --
  Shareholders' equity                                                49,904     42,852     38,974     35,122     24,348

The following selected unaudited quarterly information is being disclosed in accordance with Regulation S-K (Item 302):

                                                                            Quarters Ended
                                                                            --------------
                                         Mar. 31,   Jun. 30,   Sep. 30,   Dec. 31,   Mar. 31,   Jun. 30,   Sep. 30,   Dec. 31,
                                           2001       2001       2001       2001       2001       2001       2001       2001
                                         --------   --------   --------   --------   --------   --------   --------   --------
                                                                 (In thousands, except per share data)
For the year ended December 31, 2001              As originally reported                           Adjusted (A)
                                         -----------------------------------------   -----------------------------------------

Revenues                                  $21,298    $22,469    $21,340    $21,319    $21,298    $22,469    $21,340    $21,319
Gross Profit                                6,750      7,454      7,090      6,836      6,750      7,454      7,090      6,836
Income before cumulative effect of
   change in accounting principle           1,406      1,585      1,493        941      1,267      1,616      1,276      1,011
Cumulative effect of change in
    accounting principle                       --         --         --         --        113         --         --         --
Net income                                  1,406      1,585      1,493        941      1,154      1,616      1,276      1,011
Net income available for common
     shareholders                           1,355      1,580      1,493        941      1,103      1,611      1,276      1,011
Basic earnings per share                     0.24       0.26       0.24       0.15       0.20       0.26       0.21       0.16
Basic earnings per share before effect
     of change in accounting principle                                                   0.22       0.26       0.21       0.16
Diluted earnings per share                   0.22       0.24       0.22       0.14       0.18       0.24       0.19       0.15
Diluted earnings per share before
     cumulative effect of change in
     accounting principle                                                                0.20       0.24       0.19       0.15

(A) Adjustments to adopt Statement of Financial Accounting Standards No. 133-See "Notes B and E of Notes to the Financial Statements."

For the year ended December 31, 2000                             Quarters Ended
                                                                 --------------
                                         March 31, 2000   June 30, 2000   Sept 30, 2000   Dec 30, 2000
                                         --------------   -------------   -------------   ------------
Revenues                                     $18,332         $19,662         $19,493         $20,330
Gross profit                                   5,412           6,232           6,224           6,906
Net income                                       612           1,114           1,281           1,613
Net income available for common
    Shareholders                                 561           1,063           1,230           1,562
Basic earnings per share                        0.10            0.19            0.22            0.27
Diluted earnings per share                      0.10            0.18            0.20            0.25

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

     The Company's revenues are derived from providing hospitals and surgery centers with reusable gowns, towels, drapes, basins, and instruments for use in surgical procedures through a daily comprehensive surgical procedure-based delivery and retrieval system, and also from the sale of disposable surgical products that supplement its reusable surgical product service. The Company's revenue growth is primarily affected by the number of customers, the number and type of surgical procedures it services for each customer, and pricing for its various types of surgical packs.

     The Company in 2001 made investments in staff, facility expansions, and additional reusable surgical products in anticipation of revenue growth. The Company has endured a period in which its rate of revenue growth has been affected by the competitive market for its products and services, as well as delays and obstacles in securing new customers and the continuing impact of lost customers. As reported in its press releases, the Company's revenues for its fourth quarter of 2001 and first quarter of 2002 have fallen below management's expectations. Because of these delays in revenue growth, management is undertaking cost and overhead reduction initiatives to bring expenses in line with anticipated revenues for this year.

Critical Accounting Policies

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Company's financial statements and accompanying notes. Note B to the Company's financial statements describes the significant accounting policies and methods that the Company uses in preparing its financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, amortization of reusable products, shrinkage and obsolescence, goodwill impairments, and loss contingencies. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the financial statements.

     The allowance for doubtful accounts is based on SRI's assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's creditworthiness or actual defaults are higher than historical experience, the Company's estimates of the recoverability of amounts due could be adversely affected.

     The Company states its reusable surgical products at cost and computes amortization on a basis similar to the units of production method. SRI's estimates of the useful lives of these products are based on the estimated total number of available uses for each product. The expected total available usage for the Company's products using the three principal fabrics (accounting for 85% of its products) is 75, 100, and 125 uses based on several factors, including the Company's actual experience with these products over the past ten years. If its actual use experience with these products is shorter than these assumptions, the Company's amortization rates for reusable products could increase.

     SRI determines its reserves for shrinkage and obsolescence of its reusable products by tracking those products with its bar-coding system. The Company presumes that any products not scanned by the system for a 210 day period have been lost. If actual losses exceed these estimates, the Company's shrinkage reserve would increase.

     The Company will adopt Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, beginning in the first quarter of 2002. The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in 2002. The Company does not expect the adoption of Statement 142 to have a material impact on the results of operations or financial position of the Company.

Results of Operations

     The following table sets forth for the periods indicated the percentage of revenues represented by certain items reflected in the statements of income of the Company.

                                                              Years Ended
                                                              December 31,
                                                        -----------------------
                                                         2001     2000     1999
                                                        -----    -----    -----

Revenues                                                100.0%   100.0%   100.0%
Cost of revenues                                         67.5     68.2     68.5
                                                        -----    -----    -----

     Gross profit                                        32.5     31.8     31.5

Distribution expenses                                     6.4      6.8      7.5
Selling and administrative expenses                      14.5     14.4     14.1
                                                        -----    -----    -----

     Income from operations                              11.6     10.6      9.9

Unrealized loss on derivative instruments                 0.4       --       --
Interest expense, net                                     1.6      1.5      0.5
                                                        -----    -----    -----
     Income before income taxes                           9.6      9.1      9.4

Income tax expense                                        3.6      3.2      3.6
                                                        -----    -----    -----
     Income before cumulative effect
     of change in accounting policy                       6.0      5.9      5.8
                                                        -----    -----    -----

Cumulative effect of change in accounting
  policy, net of tax                                      0.1       --       --
                                                        -----    -----    -----

      Net income                                          5.9%     5.9%     5.8%
                                                        =====    =====    =====

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues

     Revenues increased $8.6 million, or 11.1%, to $86.4 million in 2001, from $77.8 million in 2000. Revenue increases over last year were due to increased Surgical Express business, the expansion of the Company's instrument program (including Surgical Express for Laparoscopy), and modest growth in its core reusable and disposable business. The growth in new and existing core business was partially offset by the unanticipated loss of several customers, the continuing effect of planned reductions in the Company's base of smaller, less profitable accounts, and the pricing impact of new group purchasing organization arrangements on existing hospital customers.

Gross Profit

     Gross profit increased $3.3 million, or 13.5%, to $28.1 million in 2001, from $24.8 million in 2000. As a percentage of revenues, gross profit increased to 32.5% in 2001, from 31.8% in 2000. The increase in gross profit percentage reflects improved productivity, coupled with the Company's elimination of less profitable customers.

Distribution Expenses

     Distribution expenses increased $264,000, or 5.0%, to $5.6 million in 2001, from $5.3 million in 2000. As a percentage of revenues, distribution expenses decreased to 6.4% in 2001, from 6.8% in 2000. The decrease in distribution expenses as a percentage of revenues resulted primarily from the use of more efficient truck routes and increased volume per shipment.

Selling and Administrative Expenses

     Selling and administrative expenses increased $1.3 million, or 11.5%, to $12.5 million in 2001, from $11.2 million in 2000. As a percentage of revenues, selling and administrative expenses increased to 14.5% in 2001, from 14.4% in 2000. The Company's sales and administrative expenses increased due to marketing and administrative fees for GPO accounts and growth in its sales and marketing personnel.

Unrealized Loss on Derivative Instruments

     Pursuant to Statement of Financial Accounting Standards No. 133, the Company in 2001 recognized a current unrealized loss of $407,000 on two interest rate swaps. See "Notes B and E of Notes to the Financial Statements."

Interest Expense, Net

     Interest expense increased $207,000, or 17.6%, to $1.4 million in 2001, from $1.2 million in 2000, primarily due to additional borrowings under the Company's revolving credit facility.

Income Before Income Tax Expense

     As a result of the foregoing, the Company's income before income taxes increased to $8.3 million in 2001, from $7.1 million in 2000. As a percentage of revenues, income before income taxes was 9.6% of revenues in 2001 and 9.1% of revenues in 2000.

Income Tax Expense

     Income tax expense increased $640,000 to $3.1 million in 2001, from $2.5 million in 2000. The Company's effective tax rate is 37.5% for 2001 and 34.8% for 2000.

Cumulative Effect of Change in Accounting Policy

     The Company in 2001 accrued a cumulative effect of change in accounting principle of $113,000, which is net of tax of $69,000, from the initial adoption of Statement 133. See "Notes B and E of Notes to the Financial Statements."

Net Income Per Common Share

     The Company recorded net income per common share of $0.76 on a diluted per share basis after effect of change in accounting principle and $0.83 on a basic per share basis after cumulative effect of change in accounting principle for 2001, compared with $0.73 on a diluted per share basis and $0.78 on a basic per share basis in 2000.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenues

     Revenues increased $9.2 million, or 13.4%, to $77.8 million in 2000, from $68.6 million in 1999. The revenue increases were attributable primarily to new customers in the Company's Surgical Express program, and were partially offset by the Company's elimination of relatively low margin business.

Gross Profit

     Gross profit increased $3.2 million, or 14.8%, to $24.8 million in 2000, from $21.6 million in 1999. As a percentage of revenues, gross profit increased to 31.8% in 2000, from 31.5% in 1999. The increase in gross profit percentage reflects positive leverage of increased revenues.

Distribution Expenses

     Distribution expenses increased $172,000, or 3.4%, to $5.3 million in 2000, from $5.1 million in 1999. As a percentage of revenues, distribution expenses decreased to 6.8% in 2000, from 7.5% in 1999. The decrease in distribution expenses as a percentage of revenues resulted primarily from the Company's realignment and consolidation of its truck routes made possible by its opening of two new facilities, and was partially offset by increased fuel costs.

Selling and Administrative Expenses

     Selling and administrative expenses increased $1.5 million, or 15.7%, to $11.2 million in 2000, from $9.7 million in 1999. As a percentage of revenues, selling and administrative expenses increased to 14.4% in 2000, from 14.1% in 1999. The Company's sales and administrative expenses increased due to the sales and marketing expenses the Company incurred to expand its product offering to include instruments and introduce its Surgical Express program, and due to expenses associated with the Company's new computer system.

Interest Expense, Net

     Interest expense increased $867,000, or 282.4%, to $1.2 million in 2000, from $307,000 in 1999, primarily due to additional borrowings under the Company's revolving credit facility.

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

Net Income Per Common Share

     The Company recorded net income per common share of $0.73 on a diluted per share basis and $0.78 on a basic per share basis for 2000, compared with $0.63 on a diluted per share basis and $0.66 on a basic per share basis in 1999.

Liquidity and Capital Resources

     The Company's principal sources of capital have been cash flows from operations and borrowings under its working capital loan facility.

     The Company's positive cash flow provided by operating activities was approximately $13.6 million in 2001, compared to approximately $9.4 million in 2000. The increase in cash from operating activities in 2001 resulted primarily from increased net income before amortization, shrinkage and depreciation expense, and increased accounts payable, and was partially offset by increased accounts receivable, inventories, and prepaid expenses and other assets.

     The Company's net cash used in investing activities was approximately $16.0 million in 2001, compared to approximately $15.3 million in 2000. These expenditures were funded from cash provided by operating activities and borrowings under the Company's revolving credit facility.

     The Company continues to make substantial expenditures to improve its facilities and to purchase reusable surgical products to support anticipated increases in business. The Company made equipment expenditures of $8.3 million in 2001, compared to $5.6 million in 2000, primarily for leasehold improvements, furniture and equipment at its new corporate offices and facility equipment and expansion, including upgrading its facilities for instrument processing. The Company has spent $1.5 million, $1.4 million, and $681,000 in 2001 for facility equipment and expansions to its Tampa, Florida, Baltimore, Maryland, and Raleigh, North Carolina facilities, respectively, and expects to spend an additional $2.5 million in 2002 to complete these projects. The Company's expenditures of $7.7 million for reusable surgical products in 2001 were substantially lower than 2000 expenditures of $9.6 million. The Company's level of reusable surgical products exceeded its needs at the close of 2000, and management accordingly adjusted its new product expenditures in 2001.

     The Company's business is capital intensive and will require substantial expenditures for additional surgical products and equipment during the next several years to achieve operating and expansion plans. To adequately service a new customer, the Company estimates that it makes an investment in new reusable surgical products and carts equal to approximately 40% of the projected first year revenue from the customer. The Company estimates expenditures for new carts and reusable surgical products will be approximately $600,000 per month for the next twelve months, although the amount will fluctuate with the growth of its business.

     The Company accounts for the lease of its Tampa, Florida corporate office as a capital lease. This resulted in recognizing an asset and obligation under capital lease of approximately $4.6 million as of December 31, 2001. The term of the lease is 20 years commencing March 24, 2001. In addition, the Company incurred and capitalized approximately $2.4 million in 2001 for leasehold improvements, furniture, and equipment for its corporate offices.

     The Company's outstanding balance under its $45.0 million revolving credit facility was approximately $17.6 million and $15.6 million as of December 31, 2001 and 2000, respectively. The credit facility is secured by substantially all of SRI's assets and has a maturity date of June 30, 2003. The credit facility's interest rate varies between 225 and 275 basis points over LIBOR (1.876% as of December 31, 2001), depending on the Company's leverage. The credit facility requires the Company to maintain (a) minimum consolidated net worth of not less than $37.0 million plus 75% of cumulative consolidated net income for each fiscal quarter beginning with the fiscal quarter ending March 31, 2000; (b) a consolidated leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charge coverage ratio of 2.25 to 1.0 through December 31, 2002, and 2.35 to 1.0 thereafter. The credit facility restricts the Company in paying dividends, engaging in acquisition transactions, incurring additional indebtedness, and encumbering its assets.

     The credit facility allows the Company to repurchase up to $5 million of its stock from time to time through open market purchases at prevailing market prices. As of December 31, 2001, the Company had repurchased 75,400 shares of its common stock, valued at approximately $1.1 million. The Company has not repurchased shares since the first quarter of 2001, and does not anticipate repurchasing any additional shares at this time.

     As of February 1, 1999, the Company entered into three-year lease agreements for the buildings and equipment at two new processing facilities in Stockton, California and Chattanooga, Tennessee. The three-year lease is commonly referred to as a synthetic lease because it represents a form of off-balance sheet financing under which a third-party purchases the property and leases the asset to the Company as lessee. Lease payments are based on the approximately $10.6 million aggregate cost of the facilities and are adjusted as the LIBOR rate fluctuates. The lessor has entered into interest rate swaps, which the Company guaranteed, on May 28, 1999 and July 1, 1999, to reduce the impact of interest rates on the floating rate operating leases for its facilities. The Company's obligations under the leases are secured by a letter of credit issued by First Union National Bank. The Company accounts for these leases as operating leases.

     In January 2002, the lease agreements were extended for another year to February 2003. When the lease terms end in February 2003, the Company has the option to extend the lease terms, replace these leases with other leasing structures, or purchase the facilities for their cost (approximately $10.6 million). At December 31, 2001, the Company had not made a decision with respect to the option it will pursue at the end of the lease term. Management believes that the contingent liability relating to the residual value guarantee will not have a material adverse effect on its financial condition or results of operations.

     If the leases were terminated, and the Company purchased the land and buildings, the Company would show the costs as assets on its balance sheet. Currently the Company reflects rent payments as an expense on its statement of income. In the event that the Company purchased the land and buildings, its rent expense would cease and the Company would subsequently record depreciation expense for the buildings over their estimated useful lives.

     As of December 31, 2001, the Company had cash and cash equivalents of approximately $538,000. The Company believes that its cash flows from operating activities and funds available under its credit facility will be sufficient to fund its growth and anticipated capital requirements for the next twelve months. See "Business - Certain Considerations--Need for Capital."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's outstanding balance under its $45.0 million revolving credit facility was approximately $17.6 million and $15.6 million as of December 31, 2001 and 2000, respectively. The credit facility's interest rate varies between 225 and 275 basis points over LIBOR (1.876% as of December 31, 2001), depending on the Company's leverage. The Company is subject to changes in its interest expense on this facility based on fluctuations in interest rates.

     The lessor of the Company's Stockton and Chattanooga facilities has entered into interest rate swaps with a notional amount of $9.7 million, that effectively changed the interest rate exposure on the operating lease payments from a floating rate to a fixed rate. The Company guarantees the interest rate swaps. See "Notes B and E of Notes to the Financial Statements."

     The Company does not have any other material market risk sensitive instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
SRI/Surgical Express, Inc.

     We have audited the accompanying balance sheets of SRI/Surgical Express, Inc. as of December 31, 2001 and 2000, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SRI/Surgical Express, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note B to the financial statements, in 2001 the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivatives Instruments and Hedging Activities.


                                                        /s/   ERNST & YOUNG LLP

Tampa, Florida
February 8, 2002, except for Note M,
as to which the date is February 21, 2002.

                           SRI/SURGICAL EXPRESS, INC.

                              STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                            Years Ended December 31,
                                                          ---------------------------
                                                            2001      2000      1999
                                                          -------   -------   -------
Revenues                                                  $86,426   $77,817   $68,596
Cost of revenues                                           58,296    53,043    47,011
                                                          -------   -------   -------
     Gross profit                                          28,130    24,774    21,585

Distribution expenses                                       5,557     5,293     5,121
Selling and administrative expenses                        12,512    11,224     9,700
                                                          -------   -------   -------
     Income from operations                                10,061     8,257     6,764

Unrealized loss on derivative instruments                     407        --        --
Interest expense, net                                       1,381     1,174       307
                                                          -------   -------   -------
     Income before income taxes                             8,273     7,083     6,457

Income tax expense                                          3,103     2,463     2,503
                                                          -------   -------   -------
     Income before cumulative effect
       of change in accounting policy                       5,170     4,620     3,954

Cumulative effect of change in accounting
   policy, net of tax                                         113        --        --
                                                          -------   -------   -------
     Net income                                           $ 5,057   $ 4,620   $ 3,954
                                                          -------   -------   -------

Dividends on preferred stock                                   56       204       208
                                                          -------   -------   -------
     Net income available for
       common shareholders                                $ 5,001   $ 4,416   $ 3,746
                                                          -------   -------   -------
Income per common share, basic:
     Income available for common shareholders
       before cumulative effect of change in
       accounting principle                               $  0.85   $  0.78   $  0.66
     Cumulative effect of change in accounting
       principle                                             0.02        --        --
                                                          -------   -------   -------
     Net income available for common shareholders         $  0.83   $  0.78   $  0.66
                                                          =======   =======   =======
Income per common share, diluted:
     Income before cumulative effect of change
       in accounting principle                            $  0.78   $  0.73   $  0.63
     Cumulative effect of change in accounting
       principle                                             0.02        --        --
                                                          -------   -------   -------
     Net income                                           $  0.76   $  0.73   $  0.63
                                                          =======   =======   =======
Weighted average common shares
     outstanding, basic                                     6,037     5,673     5,676
                                                          -------   -------   -------
Weighted average common shares
     outstanding, diluted                                   6,591     6,360     6,322
                                                          -------   -------   -------

   The accompanying notes are an integral part of these financial statements.

                           SRI/SURGICAL EXPRESS, INC.

                                 BALANCE SHEETS
                        (in thousands, except share data)

                                                                                   December 31,
                                                                                -----------------
                                                                                  2001      2000
                                                                                -------   -------
                                    ASSETS

Cash and cash equivalents                                                       $   538   $   132
Accounts receivable, net                                                         11,896     9,825
Inventories, net                                                                  6,737     5,569
Prepaid expenses and other assets                                                 2,631     1,381
Reusable surgical products, net                                                  25,554    24,168
Property, plant and equipment, net                                               30,085    19,979
Goodwill, net                                                                     5,244     5,462
                                                                                -------   -------
     Total assets                                                               $82,685   $66,516
                                                                                =======   =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable to bank                                                           $17,612   $15,593
Accounts payable                                                                  6,479     4,325
Employee related accrued expenses                                                   943     1,402
Other accrued expenses                                                            1,532     1,462
Obligation under capital lease                                                    4,562        --
Deferred tax liability, net                                                       1,064       882
Unrealized loss on derivative instruments                                           589        --
                                                                                -------   -------

     Total liabilities                                                           32,781    23,664

Shareholders' equity
     Preferred Stock-authorized 5,000,000 shares
        of $.001 par value; 0 and 566,667 shares issued and
        outstanding at December 31, 2001 and 2000, respectively                      --         1
     Common Stock-authorized 30,000,000 shares of $.001 par value; issued and outstanding 6,318,177 and 5,641,894 shares at December 31,
        2001 and 2000, respectively                                                   6         6

     Additional paid-in capital                                                  28,941    26,889
     Retained earnings                                                           20,957    15,956
                                                                                -------   -------

        Total shareholders' equity                                              $49,904   $42,852
                                                                                -------   -------

     Total liabilities and shareholders' equity                                 $82,685   $66,516
                                                                                =======   =======

   The accompanying notes are an integral part of these financial statements.

                           SRI/SURGICAL EXPRESS, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                  Convertible
                                             Common Stock       Preferred Stock    Additional
                                          ------------------   -----------------     Paid-In    Retained
                                           Shares     Amount    Shares    Amount     Capital    Earnings    Total
                                          ---------   ------   --------   ------   ----------   --------   -------
Balance at December 31, 1998              5,664,794    $ 6      566,667     $ 1      $27,321     $ 7,794   $35,122

Exercise of stock options                    12,000     --           --      --          106          --       106
Dividend on preferred stock                      --     --           --      --           --        (208)     (208)
Net income                                       --     --           --      --           --       3,954     3,954
                                          ---------    ---     --------     ---      -------     -------   -------

Balance at December 31, 1999              5,676,794      6      566,667       1       27,427      11,540    38,974

Exercise of stock options                     1,000     --           --      --           11          --        11
Repurchase and retirement of
   treasury stock                           (35,900)    --           --      --         (549)         --      (549)
Dividend on preferred stock                      --     --           --      --           --        (204)     (204)
Net income                                       --     --           --      --           --       4,620     4,620
                                          ---------    ---     --------     ---      -------     -------   --------

Balance at December 31, 2000              5,641,894      6      566,667       1       26,889      15,956    42,852

Exercise of stock options                   149,116     --           --      --        1,508          --     1,508
Repurchase and retirement of
   treasury stock                           (39,500)    --           --      --         (569)         --      (569)
Income tax benefit from exercise
   of stock options                              --     --           --      --        1,113          --     1,113
Dividend on preferred stock                      --     --           --      --           --         (56)      (56)
Conversion of preferred to common stock     566,667     --     (566,667)     (1)          --          --        (1)
Net income                                       --     --           --      --           --       5,057     5,057
                                          ---------    ---     --------     ---      -------     -------   -------

Balance at December 31, 2001              6,318,177    $ 6           --     $--      $28,941     $20,957   $49,904
                                          =========    ===     ========     ===      =======     =======   =======

   The accompanying notes are an integral part of these financial statements.

                           SRI/SURGICAL EXPRESS, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                  Years Ended December 31,
                                                               ------------------------------
                                                                 2001       2000       1999
                                                               --------   --------   --------
Cash flows from operating activities
   Net income                                                  $  5,057   $  4,620   $  3,954
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                            3,081      2,535      1,677
         Amortization of reusable surgical products               3,716      4,066      4,036
         Provision for reusable surgical products' shrinkage      1,601      2,145      1,742
         Deferred income taxes                                      182         (1)       741
         Cumulative effect of change in accounting principle        182         --         --
         Unrealized loss on derivative instruments                  407         --         --
         Change in assets and liabilities (net of business
            combinations)
           Accounts receivable                                   (2,071)    (1,211)      (866)
           Inventories                                           (1,168)    (2,258)      (987)
           Prepaid expenses and other assets                     (1,250)       671       (871)
           Accounts payable                                       3,132     (2,206)     1,425
           Employee related and other accrued expenses              698        992        139
                                                               --------   --------   --------
                Net cash provided by operating activities        13,567      9,353     10,990
                                                               --------   --------   --------

Cash flows from investing activities
   Purchases of property, plant and equipment                    (8,299)    (5,631)    (6,278)
   Purchases of reusable surgical products                       (7,661)    (9,626)   (10,867)
   Reimbursable construction costs                                   --         --        330
   Payment for acquisition of business                               --         --       (604)
                                                               --------   --------   --------
                Net cash used in investing activities           (15,960)   (15,257)   (17,419)
                                                               --------   --------   --------

Cash flows from financing activities
   Net borrowings on notes payable to bank                        2,019      6,741      6,443
   Payments on obligation under capital lease                      (108)        --         --
   Net proceeds from issuance (repurchase) of common stock          964       (538)       106
   Dividends paid                                                   (76)      (204)      (255)
                                                               --------   --------   --------
                Net cash provided by financing activities         2,799      5,999      6,294
                                                               --------   --------   --------

   Increase (decrease) in cash                                      406         95       (135)
   Cash and cash equivalents at beginning of year                   132         37        172
                                                               --------   --------   ---------
   Cash and cash equivalents at end of year                    $    538   $    132   $     37
                                                               ========   ========   ========

   Supplemental cash flow information:
       Cash paid for interest                                  $  1,212   $  1,246   $    294
                                                               ========   ========   ========
       Cash paid for income taxes                              $  2,443   $  1,325   $  2,700
                                                               ========   ========   ========

   Supplemental schedule of non-cash investing activities:
       Acquisition of businesses
          Fair value of assets acquired                        $     --   $     --   $    604
          Cash paid                                                  --         --       (604)
          Convertible preferred stock issued                         --         --         --
                                                               ========   ========   ========
                Liabilities incurred or assumed                $     --   $     --   $     --
                                                               ========   ========   ========
       Assets acquired under capital lease                     $  4,670   $     --   $     --
                                                               ========   ========   ========
       Income tax benefit of stock options exercised           $  1,087   $     --   $     --
                                                               ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF ORGANIZATION AND BUSINESS

     SRI/Surgical Express, Inc. ("SRI" or the "Company") provides hospitals and surgery centers in 24 states and the District of Columbia with a comprehensive surgical procedure-based delivery and retrieval service for reusable gowns, towels, drapes, basins, and instruments, and additionally, provides disposable products necessary for surgery. At eleven regional facilities, SRI collects, sorts, cleans, inspects, packages, sterilizes and delivers its reusable products on a just-in-time basis. The Company operates in a single industry segment.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial statement presentation

     The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. The financial statements reflect the Company's year-end as December 31 for presentation purposes. There were 52 weeks in 2001, 52 weeks in 2000, and 53 weeks in 1999.

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

Concentration of credit risk

     The Company has accounts receivable from hospitals and surgery centers. The Company does not believe that there are substantial credit risks associated with those receivables. The Company does not require any form of collateral from the hospitals and surgery centers. The allowance for doubtful accounts as of December 31, 2001 and 2000 was approximately $132,000 and $106,000, respectively.

     For the years ended December 31, 2001, 2000, and 1999, revenues from three hospital groups (Novation, Premier Inc. and HPG) collectively accounted for approximately 60%, 56%, and 44% of the Company's revenues, respectively. No single hospital or surgery center accounted for more than 7% of the Company's revenues for the years ended December 31, 2001, 2000, and 1999, respectively.

Inventories

     Inventories, consisting principally of consumables, supplies, and disposable surgical products, are valued at the lower of cost or market, with cost being determined on the first-in, first-out method. As of December 31, 2001 and 2000, the Company had a reserve for slow-moving inventory and obsolescence of approximately $200,000 and $284,000, respectively.

Reusable surgical products

     Reusable surgical products are stated at cost. Amortization is computed on a basis similar to the units of production method. Estimated useful lives are based on the estimated total number of available uses for each product. The expected total available usage for its products using the three principal fabrics (accounting for 85% of its products) is 75, 100, and 125 uses based on several factors. Accumulated amortization as of December 31, 2001 and 2000 was approximately $11.9 million and $10.2 million, respectively.

     As of December 31, 2001 and 2000, respectively, the Company had reserves for shrinkage and obsolescence of approximately $1.2 million.

Property, plant and equipment

     Property, plant and equipment are stated at cost. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets, or for leasehold improvements for the term of the related leases.

Goodwill

     Goodwill from acquisitions is stated at cost. Amortization is computed using the straight-line method over a period of 20 to 30 years. For the years ended December 31, 2001, 2000 and 1999, amortization of goodwill was approximately $218,000, $218,000 and $202,000, respectively. Accumulated amortization as of December 31, 2001 and 2000 was approximately $774,000 and $556,000, respectively.

     On a quarterly basis, the Company evaluates the projected undiscounted cash flows of each business unit to determine, when indicators of impairment are present, whether or not there has been permanent impairment of its long-lived assets, and accrues expenses for the amount, if any, determined to be permanently impaired. No impairment has been recognized for any of the years presented.

Revenue recognition

     Revenues are recognized as the agreed upon products and services are delivered, generally daily. Confirmation of deliveries is evidenced by a signed and dated packing slip and a randomly generated delivery confirmation number. The Company's contractual relationships with its customers primarily are evidenced in purchase orders or service agreements with varying terms of one to five years, which are cancelable by either party, generally with a 90-day notice.

     Substantially all of the reusable surgical products provided to a customer are owned by the Company. Certain reusable instruments that are included in the comprehensive surgical procedure-based delivery and retrieval service are provided to the Company by a third party agent for a fee. In accordance with Emerging Issues Task Force Abstract No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, management has concluded that the Company is acting as a principal in this arrangement and has reported the revenue gross for the comprehensive surgical procedure-based delivery and retrieval service. The fee charged by the third party agent to the Company is included in cost of revenues in the Company's statements of income.

Income taxes

     Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

Fair value of financial instruments

     The carrying amounts of cash, cash equivalents, accounts payable, and accrued expenses approximate fair value because of the short-term nature of these items. The fair value of the Company's long-term debt approximates its carrying amount as the interest rates change with market interest rates.

Derivative Instruments

     The Company's derivative instruments are reported at fair market value in the balance sheet at December 31, 2001. Changes in the fair value are recorded each period in the statements of income, and are classified as unrealized gain or loss from derivative instruments.

Net income per common share

     Basic net income per share is calculated by dividing net income available for common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the dilutive effect of outstanding options, calculated using the treasury stock method, and convertible preferred stock, calculated using the if-converted method.

Stock-based compensation

     The Company accounts for stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Under Statement 123, the Company may elect to recognize stock-based compensation expense based on the fair value of the awards or continue to account for stock-based compensation under APB 25, and disclose in the financial statements the effects of Statement 123 as if the recognition provisions were adopted.

Recently issued accounting standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Statement 133 requires all derivatives to be recorded on the balance sheet at fair market value and established new accounting rules for hedging instruments, and was effective for fiscal years beginning after June 15, 2000. The Company currently has two interest rate swaps (derivative instruments), which were entered into in connection with certain of its operating leases (see Note E). The Company adopted Statement 133 on January 1, 2001. The cumulative effect of this change in accounting principle related to the derivative instruments was an unrealized loss of $113,000, which is net of tax of $69,000, on net income.

     In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

     The Company will adopt Statement 142 beginning in the first quarter of 2002. Application of the non-amortization provisions of Statement 142 is expected to result in an increase in net income of approximately $136,000 in 2002. The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. By June 30, 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in 2002. The Company does not expect the adoption of Statement 142 to have a material impact on the results of operations or financial position of the Company.

     Issued in October 2001 by the FASB, Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, are to be applied prospectively. Early application is encouraged. The Company believes that the adoption of SFAS No. 144 will not have a material impact on its financial position or results of operations.

Comprehensive Income

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 requires that total comprehensive income and comprehensive income per share be disclosed with equal prominence as net income and earnings per share. Comprehensive income is defined as changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends and specifically excluded items such as deferred compensation. The Company adopted this Standard in 1998. The Company did not have any items of other comprehensive income on which to report in any of the years presented.

Reclassifications

     Certain prior year amounts have been reclassified in order to conform to the 2001 presentation.

NOTE C - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                                       December 31,
                                                  Useful Lives   -------------------------
                                                    in Years        2001          2000
                                                  ------------   -----------   -----------
Land                                                     --      $   429,460   $   429,460
Buildings and improvements                               40        8,810,674     4,000,317
Leasehold improvements                                 2-18        6,543,600     2,677,069
Machinery and equipment                                3-12       16,988,515    13,975,433
Office furniture, equipment and computers            1.5-10        6,480,458     5,378,253
                                                                 -----------   -----------
                                                                  39,252,707    26,460,532
Less: Accumulated depreciation and amortization                    9,167,851     6,481,275
                                                                 -----------   -----------
                                                                 $30,084,856   $19,979,257
                                                                 ===========   ===========

     For the years ended December 31, 2001, 2000 and 1999, depreciation and amortization expense was approximately $2.9 million, $2.3 million, and $1.5 million, respectively.

NOTE D - NOTES PAYABLE TO BANK

     The Company's outstanding balance under its $45.0 million revolving credit facility was approximately $17.6 million and $15.6 million as of December 31, 2001 and 2000, respectively. The credit facility is secured by substantially all of SRI's assets and has a maturity date of June 30, 2003. The credit facility's interest rate varies between 225 and 275 basis points over LIBOR (1.876% as of December 31, 2001), depending on the Company's leverage. The credit facility requires the Company to maintain (a) minimum consolidated net worth of not less than $37.0 million plus 75% of cumulative consolidated net income for each fiscal quarter beginning with the fiscal quarter ending March 31, 2000; (b) a consolidated leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charge coverage ratio of 2.25 to 1.0 through December 31, 2002, and 2.35 to 1.0 thereafter. The credit facility restricts the Company in paying dividends, engaging in acquisition transactions, incurring additional indebtedness, and encumbering its assets. The Company was in compliance with all requirements of the credit facility at December 31, 2001.

     The credit facility allows the Company to repurchase up to $5 million of its stock from time to time through open market purchases at prevailing market prices. As of December 31, 2001, the Company had repurchased 75,400 shares of its common stock, valued at approximately $1.1 million. The Company has not repurchased shares since the first quarter of 2001 and does not anticipate repurchasing any additional shares at this time.

     For the years ended December 31, 2001, 2000, and 1999, interest expense was approximately $1.4 million, $1.3 million, and $320,000, respectively. Interest expense in 2001 included approximately $247,000 of interest related to a capital lease.

NOTE E - OPERATING LEASES

     The Company leases offices, facilities, office equipment, and distribution vehicles under non-cancellable operating leases with terms ranging from one year to eleven years. The office and processing facility leases contain various renewal options and escalating payments. At present, the Company intends to exercise certain aspects of these renewal options when the initial terms expire. The vehicle leases contain contingent rentals based on mileage.

     Future minimum lease payments as of December 31, 2001 are as follows:

     Year ending December 31,
     ------------------------

2002                 $ 3,598,000
2003                   3,429,000
2004                   3,316,000
2005                   3,249,000
2006                   3,123,000
Thereafter             2,301,000
                     -----------
Total                $19,016,000
                     ===========

     Rental expense for the years ended December 31, 2001, 2000 and 1999 totaled approximately $4.4 million, $4.1 million, and $3.0 million (including contingent rentals of approximately $287,000, $267,000, and $293,000), respectively.

     As of February 1, 1999, the Company entered into three year lease agreements for the buildings and equipment at two new processing facilities in Stockton, California and Chattanooga, Tennessee. This three-year lease is commonly referred to as a synthetic lease because it represents a form of off-balance sheet financing under which a third-party purchases the property and leases the asset to the Company as lessee. The Company's obligations under the leases are secured by a letter of credit issued by First Union National Bank. The Company accounts for these leases as operating leases.

     Lease payments are based on the approximately $10.6 million aggregate cost of the facilities, and are adjusted as the LIBOR rate fluctuates. To minimize the fluctuations in the lease payments from variable interest rates, the lessor entered into two interest rate swaps with a national financial institution in May and June, 1999. The Company guaranteed the lessor's performance under the interest rate swaps. Since the lessor passes the net settlement of the interest rate swaps onto the Company, the Company has effectively changed the lease payments under these swaps from variable to fixed. The fair value of the interest rate swaps was an unrealized loss of $589,000 as of December 31, 2001. Because it adopted SFAS 133 in 2001, the Company recognized the entire $589,000 change in fair market value in 2001. This amount represents a cumulative effect of change in accounting principle of $113,000, which is net of tax of $69,000, from the initial adoption of SFAS 133, and a current year unrealized loss of $407,000.

     In January 2002, the lease agreements were extended for an additional year to February 2003. When the lease terms end in February 2003, the Company has the option to extend the lease terms for an additional year, replace these leases with other leasing structures, or purchase the facilities for original cost (approximately $10.6 million). At December 31, 2001, the Company had not made a decision with respect to the option it will pursue at the end of the lease term. Management believes that the contingent liability relating to the residual value guarantee will not have a material adverse effect on its financial condition or results of operations.

     If the leases were terminated and the Company purchased the land and buildings, the Company would show the costs as assets on its balance sheet. Currently, the Company reflects rent payments as an expense on its statement of income. In the event that the Company purchased the land and buildings, its rent expense would cease and the Company would subsequently record depreciation expense for the buildings over their estimated useful lives.

NOTE F - COMMITMENTS AND CONTINGENCIES

Capital Lease

     The Company accounts for the lease of its Tampa, Florida corporate office as a capital lease. This resulted in recognizing an asset and obligation under capital lease of approximately $4.6 million as of December 31, 2001. The term of the lease is 20 years commencing March 24, 2001. In addition, the Company incurred and capitalized approximately $2.4 million in 2001 for leasehold improvements, furniture, and equipment for its corporate offices. As of December 31, 2001, accumulated depreciation related to this capital lease was approximately $117,000.

     Future minimum lease payments related to this capital lease as of December 31, 2001 are as follows:

            Year ending December 31,
            ------------------------

2002                                 $   459,600
2003                                     459,600
2004                                     459,600
2005                                     459,600
2006                                     459,600
Thereafter                             6,511,000
                                     -----------
Total                                $ 8,809,000
Less: amount representing interest    (4,246,518)
                                     -----------
Obligation under capital lease       $ 4,562,482
                                     ===========

Purchase Agreement with Standard Textile

     The Company has a procurement agreement through August 2008 with Standard Textile under which the Company agrees to purchase 90% of its reusable surgical products from Standard Textile. The Company's management believes that Standard Textile's prices are and will be comparable to prices available from other vendors. Standard Textile's President and Chief Executive Officer was a director of the Company from August 1998 until May 2001. If Standard Textile was unable to perform under this procurement agreement, the Company would have to obtain alternate sources for its reusable surgical products.

Legal Proceeding

     Class Action Litigation. Beginning on November 30, 2001, a series of substantially identical Class Action Complaints were filed in the United States District Court for the Middle District of Florida against the Company and certain of its officers and directors. The plaintiffs purport to assert claims on behalf of a class of purchasers of the Company's common stock during the period from July 23, 2001 through November 27, 2001. The actions claim violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under that act. Among other things, the actions allege that during the class period, the Company and the individual defendants made materially false statements concerning the Company's financial condition and its future prospects. The actions seek compensatory and other damages, and costs and expenses associated with the litigation.

     The Company believes that it has substantial defenses to this matter and intends to assert them vigorously. Management of the Company is unable to determine the impact, if any, that the resolution of this matter will have on the financial position or results of operations of the Company. No accruals for damages have been recorded for this matter as of December 31, 2001.

Management Incentive Plan

     The Company has a Management Incentive Plan, the incentives of which are based on various performance factors and are adjusted to reflect the Company's overall performance as determined by the Board of Directors. Payment of the cash incentives is made at the middle of the third month after the end of the incentive year. The participant must still be an employee of the Company at that time. Approximately $193,000, $483,000, and $200,000 of incentives were recognized during the years ended December 31, 2001, 2000, and 1999, respectively.

Management Employment Agreements

     The Company has employment agreements with three executives that provide for each person to receive severance pay equal to two years of base salary if the executive is terminated following a change in control of the Company.

NOTE G - INCOME TAX

     The provisions for income taxes for the years ended December 31 were as follows:

                2001         2000          1999
             ----------   ----------    ----------

Current      $2,921,000   $2,464,000    $1,762,000
Deferred        182,000       (1,000)      741,000
             ----------   ----------    ----------
Total        $3,103,000   $2,463,000    $2,503,000
             ==========   ==========    ==========

     Reconciliation of the federal statutory income tax rate of 34.0% to the effective income tax rate for the years ended December 31 were as follows:

                                      2001    2000    1999
                                      ----    ----    ----

Federal statutory income tax rate     34.0%   34.0%   34.0%
State income taxes, net of federal     3.9     5.2     5.2
Non-deductible items                   1.1     1.3     1.4
Benefit of state tax credits          (3.2)   (3.0)     --
Other, net                             1.7    (2.7)   (1.8)
                                      ----    ----    ----
                                      37.5%   34.8%   38.8%
                                      ====    ====    ====

     Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                 December 31,
                                         --------------------------
                                             2001           2000
                                         -----------    -----------
Deferred tax assets:
  Inventory                              $   541,000    $   694,000
  Accounts receivable                         50,000         41,000
  Accrued expenses                           180,000        234,000
  State tax credits                          332,000        136,000
  Other                                      221,000          4,000
                                         -----------    -----------
                                           1,324,000      1,109,000
Deferred tax liabilities:
  Depreciation                            (1,904,000)    (1,459,000)
  Software development costs                (465,000)      (519,000)
  Other                                      (19,000)       (13,000)
                                         -----------    -----------

  Net deferred income tax liability      $(1,064,000)   $  (882,000)
                                         ===========    ===========

NOTE H - SHAREHOLDERS' EQUITY

Common Stock

     Subject to preferences which might be applicable to the Company's outstanding Preferred Stock, the holders of the Common Stock are entitled to receive dividends when, as, and if declared from time to time by the Board of Directors out of funds legally available. In the event of liquidation, dissolution, or winding-up of the Company, holders of the Common Stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of any Preferred Stock then outstanding. The Common Stock has no preemptive or conversion rights and is not subject to call or assessment by the Company. There are no redemption or sinking fund provisions applicable to the Common Stock.

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

     On August 31, 1998, the Company acquired from Standard Textile all the outstanding common stock of Repak. Standard Textile received in this transaction 566,667 shares of the Company's Series A Preferred Stock, which was convertible by its holder at any time into the same number of shares of the Company's Common Stock. Under certain conditions, including the Company's Common Stock having an average closing trading price of $18.00 per share for a specified time period, the Series A Preferred Stock was mandatorily convertible into the Company's Common Stock. The Series A Preferred Stock accrued a 2% dividend, payable quarterly, until the earlier of September 2004 or the date that it was converted into Common Stock. The 566,667 preferred shares were converted into the same number of shares of Common Stock in April 2001.

NOTE I - STOCK OPTIONS

     The Company maintains three stock option plans, the 1995 Stock Option Plan, the 1996 Non-Employee Director Plan, and the 1998 Stock Option Plan.

The 1995 Stock Option Plan

     The 1995 Stock Option Plan was designed to provide employees with incentive or non-qualified options to purchase up to 700,000 shares of Common Stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement or termination of employment. As of December 31, 2001, options to purchase 514,400 shares were outstanding, and 30,400 options were available to be granted under this Plan.

The 1998 Stock Option Plan

     As amended on May 16, 2001, the 1998 Stock Option Plan was designed to provide employees with incentive or non-qualified options to purchase up to 600,000 shares of Common Stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement or termination of employment. As of December 31, 2001, options to purchase 176,984 shares were outstanding, and 409,100 options were available to be granted under this Plan.

The Non-Employee Plan

     As amended on May 16, 2001, the Non-Employee Plan was designed to provide for the grant of non-qualified stock options to purchase up to 200,000 shares of Common Stock to members of the Board of Directors who are not employees of the Company. At the completion of its initial public offering, each non-employee director was granted options to purchase 4,000 shares of Common Stock for each full remaining year of the director's term. Thereafter, on the date on which a new non-employee director is first elected or appointed, he or she is automatically granted options to purchase 4,000 shares of Common Stock for each year of his or her initial term, and will be granted options to purchase 4,000 shares of Common Stock for each year of any subsequent term to which he or she is elected. All options become exercisable ratably over the director's term and have an exercise price equal to the fair market value of the Common Stock on the date of grant. As of December 31, 2001, options to purchase 117,500 shares were outstanding, and 82,500 options were available to be granted under this Plan.

Other Stock Options

     In October 1995, 66,000 non-qualified stock options were granted to a former officer and former director of the Company. The options are fully vested, and have an exercise price of $4.43 per share.

     In November 1997, 20,000 non-qualified stock options were granted to a former officer and former director of the Company, of which 8,000 shares were forfeited, leaving 12,000 shares fully vested at an exercise price of $15.06 per share.

     In December 2001, 10,000 non-qualified stock options were granted to each of the Company's three outside directors. The options vest ratably over three years and have an exercise price of $15.37 per share.

     If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below:

                                                        Years ended December 31,
                                                        ------------------------
                                                         2001     2000     1999
                                                        ------   ------   ------
Income before cumulative             As reported        $5,170   $4,620   $3,954
effect of change in accounting       Pro forma          $4,497   $3,932   $2,973
policy

Basic income per share available     As reported        $ 0.85   $ 0.78   $ 0.66
for common shareholders before       Pro forma          $ 0.74   $ 0.66   $ 0.49
cumulative effect of change in
accounting policy

Diluted income per share before      As reported        $ 0.78   $ 0.73   $ 0.63
cumulative effect of change          Pro forma          $ 0.68   $ 0.62   $ 0.47
in accounting policy

     The fair value of each option grant is estimated on the date of grant using the Binomial options-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 2001, 2000 and 1999, respectively, no dividend yield for all years, expected volatility of 85%, 69% and 61%; risk-free interest rates of 6.8%, 7.0%, and 7.5%, and expected lives of 4.6, 4.1, and 4.0 years. The weighted average fair value of options granted during the years ended December 31, 2001, 2000 and 1999 were $13.40, $4.46, and $5.91, respectively.

     A summary of the status of the Company's fixed stock option plan as of December 31, 2001, 2000 and 1999 and changes during the years ended on those dates is presented below:

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                              Options    Price
                                                             --------   --------
Outstanding as of December 31, 1998                           703,000    $12.21

         Granted                                              216,000    $11.18
         Exercised                                            (12,000)   $ 7.68
         Forfeited                                            (14,500)   $14.86
                                                             --------    ------

Outstanding as of December 31, 1999                           892,500    $11.98

         Granted                                              229,000    $ 7.69
         Exercised                                             (1,000)   $11.44
         Forfeited                                           (128,900)   $12.10
                                                             --------    ------

Outstanding as of December, 31, 2000                          991,600    $10.97

         Granted                                               82,500    $19.23
         Exercised                                           (149,116)   $10.12
         Forfeited                                            (38,100)   $ 8.01
                                                             --------    ------

Outstanding as of December 31, 2001                           886,884    $12.01
                                                             ========    ======
     The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2001:

                                            Weighted Average
                                               Remaining
   Range of                     Number      Contractual Life   Weighted Average
Exercise Prices               Outstanding       (years)         Exercise Price
-----------------------       -----------   ----------------   ----------------

All Outstanding Options
-----------------------

$4.43 - 5.85                    188,000           6.3               $ 5.30
$5.86 - 9.50                    201,000           4.0               $ 8.86
$9.51 - 17.50                   377,084           5.8               $14.59
$17.51 - 25.00                  108,800           6.9               $18.34
$25.01 - 32.00                   12,000           9.4               $31.78
                                -------                             ------
                                886,884                             $12.01
                                =======                             ======

Exercisable Options
-------------------

$4.43 - 5.85                     97,600                             $ 4.87
$5.86 - 9.50                    167,400                             $ 9.27
$9.51 - 17.50                   210,884                             $15.01
$17.51 - 25.00                   45,900                             $18.00
                                -------                             ------
                                521,784                             $11.54
                                =======                             ======

     At December 31, 2000 and 1999, exercisable options totaled 524,799 and 368,299 at weighted average exercise prices of $10.99 and $10.25, respectively.

NOTE J - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                             Years Ended December 31,
                                                       ------------------------------------
                                                          2001         2000         1999
                                                       ----------   ----------   ----------
Basic
-----
    Numerator:
       Income before cumulative effect of change
          in accounting policy                         $5,170,153   $4,619,616   $3,954,310

       Less effect of dividends of preferred stock        (56,604)    (204,000)    (207,923)
                                                       ----------   ----------   ----------
        Income available for common
        shareholders before cumulative effect of
           change in accounting policy                 $5,113,549   $4,415,616   $3,746,387
                                                       ==========   ==========   ==========

    Denominator:
        Weighted average shares outstanding             6,037,116    5,673,396    5,676,160
                                                       ==========   ==========   ==========
       Income per common share before cumulative
       effect of change in accounting policy - basic   $     0.85   $     0.78   $     0.66
                                                       ==========   ==========   ==========

Diluted
-------

    Numerator:
        Income before cumulative effect of change
          in accounting policy                         $5,170,153   $4,619,616   $3,954,310
                                                       ==========   ==========   ==========

    Denominator:
        Weighted average shares outstanding             6,037,116    5,673,396    5,676,160

        Effect of dilutive securities:
            Employee stock options                        398,776      119,750       79,276
            Convertible preferred stock                   155,251      566,667      566,667
                                                       ----------   ----------   ----------
                                                        6,591,143    6,359,814    6,322,103
                                                       ==========   ==========   ==========

    Income per common share before
            cumulative effect of change in
            accounting policy - diluted                $     0.78   $     0.73   $     0.63
                                                       ==========   ==========   ==========

     Options to purchase 12,000, 666,600 and 538,870 shares of common stock were not included for all or a portion of the years ended December 31, 2001, 2000 and 1999 computation of diluted net income per common share, respectively, as the options' exercise prices were greater than the average market price of the common shares and therefore the effect would be anti-dilutive.

NOTE K - 1999 EMPLOYEE BENEFIT PLAN

     The Company sponsors the SRI/Surgical Express, Inc. 401(k) Plan (the "Plan"), a defined contribution plan established under Section 401(k) of the U.S. Internal Revenue Code. Employees are eligible to contribute voluntarily to the Plan after one year of continued service, satisfying 1,000 hours of service, and attaining age 21. At its discretion, the Company may contribute 25% of the first 4% of the employee's contribution. The Plan allows for employee elective contributions up to an amount equivalent to 15% of salary. Employees are always vested in their contributed balance and vest ratably in the Company's contribution over six years. For the years ended December 31, 2001, 2000, and 1999, the Company's expense related to the Plan was approximately $106,000, $96,000, and $89,000, respectively.

NOTE L - RELATED PARTY TRANSACTIONS

     During the years ended December 31, 2001, 2000 and 1999, the Company paid $187,000, $33,000, and $394,000, respectively, to a company to design and supply the components for water reclamation systems for SRI facilities. A director and shareholder of the Company owns the business providing these services to SRI.

     During the years ended December 31, 2001, 2000, and 1999, the Company paid approximately $153,000, $42,000, and $73,000, respectively, to a law firm. A member of the law firm was a shareholder of the Company when these services were rendered.

     During the years ended December 31, 2001, 2000, and 1999, the Company paid approximately $5.5 million, $10.9 million, and $7.4 million, respectively, to a company for the purchase of reusable surgical products. This company is owned and managed by a former director and current shareholder of the Company. As of December 31, 2001 and 2000, the Company had accounts payable to that company of approximately $86,000 and $1.0 million, respectively.

NOTE M - SUBSEQUENT EVENT

     On February 21, 2002, the Securities and Exchange Commission issued a Formal Order of Private Investigation with respect to the Company. The investigation concerns the transactions underlying the Company's restatement of its financial results announced during its fourth quarter of 2001. The Company is cooperating with the investigation. Management of the Company is unable to determine the impact, if any, that the resolution of this matter will have on the financial position or results of operations of the Company.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                           SRI/SURGICAL EXPRESS, INC.

          Column A                                    Column B     Column C      Column D           Column E
--------------------------------------               ----------   ----------   -----------         ----------
                                                     Balance at   Charged to                        Balance
                                                     Beginning    Costs and     Deductions           at end
        Description                                  of Period     Expenses     (Describe)         of Period
--------------------------------------               ----------   ----------   -----------         ----------
Allowance for doubtful accounts:

   Year ended December 31, 1999:                     $   50,000   $   39,322   $       678/(1)/    $   90,000

   Year ended December 31, 2000:                     $   90,000   $   41,362   $   (25,362)/(2)/   $  106,000

   Year ended December 31, 2001:                     $  106,000   $   24,000   $     2,000/(1)/    $  132,000

Reserve for shrinkage and obsolescence, reusables:

   Year ended December 31, 1999:                     $  453,000   $1,844,000   $(1,498,000)/(3)/   $  799,000

   Year ended December, 31, 2000:                    $  799,000   $2,166,000   $(1,777,000)/(3)/   $1,188,000

   Year ended December 31, 2001:                     $1,188,000   $1,601,000   $(1,625,000)/(3)/   $1,164,000

Reserve for shrinkage, disposables:

   Year ended December 31, 1999:                     $   68,000   $   61,000   $   (22,000)/(4)/   $  107,000

   Year ended December 31, 2000:                     $  107,000   $  481,000   $  (304,000)/(4)/   $  284,000

    Year ended December 31, 2001:                    $  284,000   $   (5,000)  $   (79,000)/(4)/   $  200,000

/(1)/ Recoveries were greater than write-offs of uncollectible accounts /(2)/ Write-offs of uncollectible accounts
/(3)/ Write-offs of reusable products
/(4)/ Write-offs of disposable products

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning the Company's executive officers and directors is incorporated by reference to the information set forth under the captions "Proposal No. 1: Election of Directors" and "Other Information" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the information set forth under the caption "Executive Officer Compensation" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the information set forth under the caption "Other Information" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the information set forth under the caption "Certain Relationships" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. The following Financial Statements of the Registrant are included in Part II, Item 8, Page 16

     Report of Independent Certified Public Accountants .....................................  19
     Statements of Income for Years Ended December 31, 2001, 2000 and 1999 ..................  20
     Balance Sheets at December 31, 2001 and 2000 ...........................................  21
     Statements of Shareholders' Equity for Years Ended December 31, 2001, 2000 and 1999 ....  22
     Statements of Cash Flow for Years Ended December 31, 2001, 2000 and 1999 ...............  23
     Notes to Financial Statements ..........................................................  24

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

2.1(1) Asset Purchase Agreement dated July 31, 1994, between the Company and Amsco SRI/Surgical Express, Inc.

2.2(1) Agreement and Plan of Merger dated as of February 26, 1996, between Surgipro, Inc. and the Company.

2.3(1) Articles of Merger dated as of February 26, 1996, between Surgipro, Inc. and the Company.

2.4(6) Acquisition Agreement dated as of August 31, 1998, among the Company, Standard Textile Co., Inc., and Repak Surgical Enterprises, Inc.

2.5(15) Articles of Merger dated as of January 3, 2001, between the Company and RePak Surgical Enterprises, Inc.

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

10.5(3) Employment Agreements between the Company and each of Messrs. Isel, Peterson and Boosales:
            (a) Isel
            (b) Peterson
            (c) Boosales

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

Exhibit
Number      Exhibit Description
------      -------------------

10.9(1) Lease dated March 30, 1992, between Walter D'Aloisio and Amsco SRI/Surgical Express, Inc., as assigned to the Company.

10.10(1) Standard Industrial Lease -- Multi-Tenant (American Industrial Real Estate Association) dated Inc., as February 24, 1992, between Borstein Enterprises and Amsco SRI/Surgical Express, assigned to the Company.

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

10.23(5)    1998 Stock Option Plan of the Company.

10.24(6) Registration Rights Agreement dated August 31, 1998, between the Company and Standard Textile Co., Inc.

10.25(7) Procurement Agreement dated August 31, 1998, between the Company and Standard Textile Co., Inc.

10.26(8) Promissory Note dated as of February 24, 1999, executed by the Company in favor of First Union National Bank.

10.27(8) Credit Agreement dated as of February 24, 1999, between the Company and First Union National Bank (Revolving Line of Credit).

Exhibit
Number      Exhibit Description
------      -------------------

10.28(8) Security Agreement dated as of February 1, 1999, between the Company and First Union National Bank (Revolving Line of Credit).

10.29(8) Participation Agreement dated as of February 1, 1999, amongthe Company, First Union National Bank, and First Security Bank, National Association (lease facility).

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

10.45(15)   Lease Agreement dated as of February 25, 2000, between the Company and Coastal Hillsborough Partners, L.L.P.; Confirmation of Lease
            Commencement dated as of March 24, 2001, between the Company and Coastal Hillsborough Partners, L.L.P.

Exhibit
Number      Exhibit Description
------      -------------------

10.46(16)   Purchasing Agreement dated as of May 1, 2001, between the Company and HealthTrust Purchasing Group, L.P.

10.47 Form of stock option agreement between the Company and outside directors.

23.1        Consent of Ernst & Young LLP.

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

(15) Incorporated by reference to the Quarterly Report on Form 10-Q for the 2001 first quarter filed by the Registrant on May 15, 2001.

(16) Incorporated by reference to the Quarterly Report on Form 10-Q for the 2001 second quarter filed by the Registrant on July 26, 2001.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            SRI/SURGICAL EXPRESS, INC.


                                            BY: /s/ Richard T. Isel
                                                --------------------------------
                                                    Richard T. Isel
                                                    Chairman and CEO

Dated: April 1, 2002

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

        Signature                          Title                      Date
        ---------                          -----                      ----


  /s/ Richard T. Isel             Chairman, Chief Executive       April 1, 2002
------------------------------    Officer and Director
      Richard T. Isel


  /s/ Wayne R. Peterson           Executive Vice President,       April 1, 2002
------------------------------    Chief Operating Officer and
      Wayne R. Peterson           Director


  /s/ James T. Boosales           Executive Vice President,       April 1, 2002
------------------------------    Chief Financial Officer and
      James T. Boosales           Director


  /s/ James M. Emanuel            Director                        April 1, 2002
------------------------------
      James M. Emanuel


  /s/ Lee R. Kemberling           Director                        April 1, 2002
------------------------------
      Lee R. Kemberling


  /s/ N. John Simmons, Jr.        Director                        April 1, 2002
------------------------------
      N. John Simmons, Jr.