Form 10-Q
period 2002-03-31
SRI SURGICAL EXPRESS INC
filed 2002-05-15
CIK 1014041

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

          (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MARCH 31, 2002

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


                              12425 Race Track Road
                              Tampa, Florida 33626
                    (Address of Principal Executive Offices)

                                 (813) 891-9550
                         (Registrant's Telephone Number)

      Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes  X    No ____
          ---

Number of outstanding shares of each class of Registrant's Common Stock as of May 1, 2002:

                    Common Stock, par value $.001 - 6,421,277

                                      INDEX

                                                                                Page
                                                                                ----
     PART I             FINANCIAL INFORMATION

               Item 1   Condensed Financial Statements

                            Condensed Statements of Income for the
                            three months ended March 31, 2002 (unaudited)
                            and March 31, 2001(unaudited) ....................     1

                            Condensed Balance Sheets as of March 31,
                            2002 (unaudited) and December 31, 2001 ...........     2

                            Condensed Statements of Cash Flows for the
                            three months ended March 31, 2002 (unaudited)
                            and March 31, 2001 (unaudited) ...................     3

                            Notes to Condensed Financial Statements
                            (unaudited) ......................................     4

               Item 2   Management's Discussion and Analysis of Financial
                            Condition and Results of Operations ..............     6


     PART II                        OTHER INFORMATION

               Item 1   Legal Proceedings ....................................    11

               Item 2   Changes in Securities ................................    11

               Item 3   Defaults Upon Senior Securities ......................    11

               Item 4   Submission of Matters to a Vote of Security Holders ..    11

               Item 5   Other Information ....................................    11

               Item 6   Exhibits and Reports on Form 8-K .....................    11


     SIGNATURE ...............................................................    12

                         PART I - FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements
------
                           SRI/SURGICAL EXPRESS, INC.
                         CONDENSED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (unaudited)

                                                                                            Three Months Ended
                                                                                        March 31,         March 31,
                                                                                          2002               2001
                                                                                          ----               ----
                                                                                                          (restated)
Revenues                                                                                $  21,755         $  21,298
Cost of revenues                                                                           15,497            14,548
                                                                                        ---------         ---------
     Gross profit                                                                           6,258             6,750

Distribution expenses                                                                       1,432             1,349
Selling and administrative expenses                                                         3,456             2,727
                                                                                        ---------         ---------
     Income from operations                                                                 1,370             2,674

Unrealized gain (loss) on derivative instruments                                               65              (222)
Interest expense, net                                                                         238               388
                                                                                        ---------         ---------
     Income before income taxes                                                             1,197             2,064

Income tax expense                                                                            449               797
                                                                                        ---------         ---------

     Income before cumulative effect of change in accounting policy                           748             1,267
Cumulative effect of change in accounting policy, net of tax                                   --              (113)
                                                                                        ---------         ---------
     Net income                                                                         $     748         $   1,154
                                                                                        =========         =========

Dividends on preferred stock                                                                   --                51
                                                                                        ---------         ---------
    Net income available for common shareholders                                        $     748         $   1,103
                                                                                        =========         =========

     Income per common share, basic:
         Income available for common shareholders before cumulative
         effect of change in accounting principle                                       $    0.12         $    0.22

         Cumulative effect of change in accounting principle                            $      --         $   (0.02)
                                                                                        ---------         ---------

         Net income available for common shareholders                                   $    0.12         $    0.20
                                                                                        =========         =========

     Income per common share, diluted:
         Income before cumulative effect of change in accounting principle              $    0.11         $    0.20

         Cumulative effect of change in accounting principle                            $      --         $   (0.02)
                                                                                        ---------         ---------

         Net income                                                                     $    0.11         $    0.18
                                                                                        =========         =========

     Weighted average common shares outstanding, basic                                      6,417             5,628
                                                                                        =========         =========
     Weighted average common shares outstanding, diluted                                    6,618             6,509
                                                                                        =========         =========

   The accompanying notes are an integral part of these financial statements.

                           SRI/SURGICAL EXPRESS, INC.
                            CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                               March 31,        December 31,
                                                                 2002               2001
                                                                 ----               ----
                                                              (unaudited)
                           ASSETS

Cash and cash equivalents                                     $      575        $       538
Accounts receivable, net                                          10,903             11,896
Inventories, net                                                   6,835              6,737
Prepaid expenses and other assets                                  2,320              2,631
Reusable surgical products, net                                   24,348             25,554
Property, plant and equipment, net                                31,145             30,085
Goodwill, net                                                      5,244              5,244
                                                              ----------        -----------

       Total assets                                           $   81,370        $    82,685
                                                              ==========        ===========


               LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable to bank                                         $   16,876        $    17,612
Accounts payable                                                   3,980              6,479
Employee related accrued expenses                                  1,063                943
Other accrued expenses                                             1,302              1,532
Obligation under capital lease                                     4,536              4,562
Deferred tax liability, net                                        1,064              1,064
Unrealized loss on derivative instruments                            524                589
                                                              ----------        -----------

      Total liabilities                                           29,345             32,781


Shareholders' equity
  Common stock                                                         6                  6
  Additional paid-in capital                                      30,314             28,941
  Retained earnings                                               21,705             20,957
                                                              ----------        -----------

     Total shareholders' equity                                   52,025             49,904
                                                              ----------        -----------

 Total liabilities and shareholders' equity                   $   81,370        $    82,685
                                                              ==========        ===========

   The accompanying notes are an integral part of these financial statements.

                           SRI/SURGICAL EXPRESS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                              Three Months Ended March 31,
                                                                                2002                2001
                                                                                ----                ----
                                                                                                  (restated)
Cash flows from operating activities
  Net income                                                                  $    748            $  1,154
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                                 750                 696
     Amortization of reusable surgical products                                    892               1,042
     Provision for reusable surgical products shrinkage                            506                 603
     Deferred income taxes                                                          --                (151)
     Cumulative effect of change in accounting principle                            --                 181
     Unrealized loss on derivative instruments                                     (65)                222
   Change in assets and liabilities (net of business combinations):
        Accounts receivable, net                                                   993                 254
        Inventories                                                                (98)               (344)
        Prepaid expenses and other assets                                          311                (199)
        Accounts payable                                                        (2,499)                782
        Employee related and other accrued expenses                                 82                (961)
                                                                              --------            --------
            Net cash provided by operating activities                            1,620               3,279
                                                                              --------            --------

Cash flows from investing activities
  Purchases of property, plant and equipment                                    (1,810)             (1,850)
  Purchases of reusable surgical products                                         (192)             (1,064)
                                                                              --------            --------
            Net cash used in investing activities                               (2,002)             (2,914)
                                                                              --------            --------

Cash flows from financing activities
  Net borrowings on notes payable to bank                                         (736)                (38)
  Payments on obligation under capital lease                                       (26)                 --
  Net proceeds from issuance (repurchase) of common stock                        1,181                (355)
  Dividends paid                                                                    --                 (51)
                                                                              --------            --------
            Net cash provided by (used in) financing activities                    419                (444)
                                                                              --------            --------

  Increase (decrease) in cash and cash equivalents                                  37                 (79)
  Cash and cash equivalents at beginning of period                                 538                 132
                                                                              --------            --------
  Cash and cash equivalents at end of period                                  $    575            $     53
                                                                              ========            ========

Supplemental cash flow information
    Cash paid for interest                                                    $    186            $    393
                                                                              ========            ========
    Cash paid for income taxes                                                $     (9)           $  1,270
                                                                              ========            ========

Supplemental schedule of non-cash activities:
    Income tax benefit of stock options exercised                             $    192            $     --
                                                                              ========            ========

   The accompanying notes are an integral part of these financial statements.

                           SRI/SURGICAL EXPRESS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.        BASIS OF PRESENTATION

          The accompanying unaudited condensed financial statements of SRI/Surgical Express, Inc. (the "Company"), formerly Sterile Recoveries, Inc., have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting principles for interim financial statements and include those accounting policies disclosed in the Company's Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2002. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K.

          The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. There are 13 weeks included for the three month periods ended March 31, 2002 and March 31, 2001, respectively.

     The condensed statements of income and cash flows for the three months ended March 31, 2001 have been restated for the effect of derivative financial instruments recognized during the fourth quarter of 2001 as previously disclosed.

2.        LINE OF CREDIT

          The Company's outstanding balance under its $45.0 million revolving credit facility was approximately $16.9 million and $17.6 million on March 31, 2002 and December 31, 2001, respectively.

          The revolving facility is secured by substantially all of the Company's assets and has a maturity date of June 30, 2003. The facility's interest rate varies between 225 and 275 basis points over LIBOR (1.880% as of March 31, 2002), depending on the Company's leverage. The credit facility requires the Company to maintain (a) minimum net worth of not less than $37.0 million plus 75% of cumulative net income for each fiscal quarter beginning with the fiscal quarter ending March 31, 2000; (b) a leverage ratio of not more than
2.5 to 1.0; and (c) a fixed charge coverage ratio of 2.25 to 1.0 through December 31, 2002, and 2.35 to 1.0 thereafter. The credit facility restricts the Company in paying dividends, engaging in acquisition transactions, incurring additional indebtedness, and encumbering its assets. The Company was in compliance with all requirements of the credit facility at March 31, 2002.

          The revolving credit facility allows the Company to repurchase up to $5 million of its stock from time to time through open market purchases at prevailing market prices. As of March 31, 2002, the Company had repurchased 75,400 shares of its common stock, valued at approximately $1.1 million. The Company has not repurchased shares since the first quarter of 2001 and does not anticipate repurchasing any additional shares at this time.

3.        EARNINGS PER SHARE

          The following table sets forth the Company's computation of basic and diluted earnings per share before the cumulative effect of change in accounting policy:

                                                                      Three Months Ended
                                                                           March 31,
                                                                      2002          2001
                                                                      ----          ----
                                                                                (restated)
                                                                    (In thousands, except
                                                                       per share data)
                                                                         (unaudited)
Basic
-----
   Numerator:

     Income before cumulative effect of change
     in accounting policy                                           $   748       $ 1,267
     Less effect of dividends of preferred stock                         --           (51)
                                                                    -------       -------
     Income available for common shareholders before cumulative
     effect of change in accounting policy                          $   748       $ 1,216
                                                                    =======       =======

Denominator:
      Weighted average shares outstanding                             6,417         5,628
                                                                    =======       =======
      Income per common share before cumulative effect of
      change in accounting policy - basic                           $  0.12       $  0.22
                                                                    =======       =======

Diluted
-------
   Numerator:

      Income before cumulative effect of change in accounting
      policy                                                        $   748       $ 1,267
                                                                    =======       =======

   Denominator:
      Weighted average shares outstanding                             6,417         5,628

      Effect of dilutive securities:
        Employee stock options                                          201           314
        Convertible preferred stock                                      --           567
                                                                    -------       -------
                                                                      6,618         6,509
                                                                    =======       =======

   Net income per common share - diluted                            $  0.11       $  0.20
                                                                    =======       =======

          Options to purchase 265,000 and 239,500 shares of common stock for the three month periods ended March 31, 2002 and March 31, 2001, respectively, were not included for all or a portion of the computation of diluted net income per common share, as the options' exercise prices were greater than the average market price of the common shares and therefore the effect would be anti-dilutive.

4. IMPLEMENTATION OF SFAS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" AND SFAS NO. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS".

          Issued in October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The accounting model for long-lived assets to be disposed of by sales applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting for discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted the provisions of SFAS No. 144 on January 1, 2002. The adoption did not have a material effect on the results of operations, financial position or cash flows of the Company.

          Effective January 1, 2002 the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 requires the Company to test goodwill and indefinite-lived intangible assets for impairment rather than amortize them. The Company will complete the impairment analysis of goodwill by the end of the second quarter 2002, and any impairment charge, if necessary, resulting from these transitional impairment tests will be recorded at that time. The following table provides information relating to the Company's goodwill as of March 31, 2002 (in thousands):

                                                           Accumulated
                                          Cost             Amortization
                                         ------           --------------
             Goodwill                    6,019                  774

          Pro forma results for the three months ended March 31, 2001, assuming the discontinuation of amortization of goodwill, are as follows (in thousands except per share amounts):

             Reported net income                            $ 1,154
             Goodwill amortization, net of taxes                 34
                                                            -------
             Adjusted net income                            $ 1,188
                                                            =======

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------
         of Operations

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

          The Company offers its Surgical Express(R) program, which uses daily delivery and retrieval to provide customers an expanded program of products and services. Surgical Express is an outsourced Surgical Case Cart Management Program that the Company expects will reduce hospital and surgery centers' processing costs and their investment in surgical products. With its Surgical Express program, the Company supplements its core reusable products offering with disposable accessory packs containing smaller surgical items that are not reusable, such as needles, syringes, and tubing. Since the fourth quarter of 2000, the Company has offered customers its first complete procedure-based service, Surgical Express for Laparoscopy, which combines the Company's core reusable products offering with disposable products and laparoscopic instruments required for laparoscopic surgical procedures. Aesculap, Inc. furnishes laparoscopic instruments for this program under a joint marketing arrangement with the Company. In 2001, the Company introduced additional instrument procedures and expects to continue developing new instrument programs on a regular basis. As of March 31, 2002, the Company was servicing 36 instrument projects from eight of its facilities. The Company believes that its unique product and service offerings improve its competitive position in the marketplace.

          In May 2001, the Company announced its contract with HealthTrust Purchasing Group (HPG), a group purchasing organization representing over 600 hospitals and surgery centers. The contract with HPG designates the Company as its primary outsource vendor for reusable surgical products including instruments. The Company was servicing 40 HPG hospitals and 18 surgery centers when the HPG contract was signed, and 22 new hospitals have been added through the end of the first quarter of 2002. In addition, through its relationship with Standard Textile Co., Inc., the Company has the opportunity to provide Surgical Express to Novation member hospitals. With its acceptance by HPG and Novation, Surgical Express is an available contracted alternative for over 2,000 hospitals and surgery centers across the country. The Company continues to pursue additional group purchasing organization contracts that will allow it to further penetrate the surgical supply market.



*GORE(R) Surgical Barrier Fabric is a registered trademark of W.L. Gore & Associates, Inc.

Results of Operations

          The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in the statement of income of the Company.

                                                                                 Three Months
                                                                                Ended March 31,
                                                                              2002          2001
                                                                              ----          ----
Revenues                                                                      100.0%        100.0%
Cost of revenues                                                               71.2          68.3
                                                                              -----         -----

     Gross profit                                                              28.8          31.7

Distribution expenses                                                           6.6           6.3
Selling and administrative expenses                                            15.9          12.8
                                                                              -----         -----

     Income from operations                                                     6.3          12.6

Unrealized gain (loss) on derivative instruments                                 .3          (1.1)
Interest expense, net                                                           1.1           1.8
                                                                              -----         -----

     Income before income taxes                                                 5.5           9.7

Income tax expense                                                              2.1           3.8
                                                                              -----         -----
     Income before cumulative effect of change in accounting policy             3.4           5.9

Cumulative effect of change in accounting policy, net of tax                     --            .5
                                                                              -----         -----

Net income                                                                      3.4%          5.4%
                                                                              =====         =====

Three Months Ended March 31, 2002  Compared to Three Months Ended March 31, 2001

          Revenues. Revenues increased $457,000, or 2.1%, to $21.8 million in the first quarter of 2002, from $21.3 million in the first quarter of 2001. The increased revenues were primarily attributable to the growth in instrument and Surgical Express accounts.

     Gross Profit. Gross profit decreased $492,000, or 7.3%, to $6.2 million in the first quarter of 2002, from $6.7 million in the first quarter of 2001. As a percentage of revenues, gross profit decreased by 2.9% to 28.8% in the first quarter of 2002, from 31.7% in the first quarter of 2001. The decrease in gross profit reflects planned increases in salaries and lease expenses plus unanticipated increases in health insurance expense.

     Distribution Expenses. Distribution expenses increased $83,000, or 6.2%, to $1.4 million in the first quarter of 2002, from $1.3 million in the first quarter of 2001. As a percentage of revenues, distribution expenses increased to 6.6% in the first quarter of 2002 from 6.3% in the first quarter of 2001. The increase in distribution expenses resulted primarily from increased vehicle lease expenses and salaries.

     Selling and Administrative Expenses. Selling and administrative expenses increased $729,000, or 26.7%, to $3.4 million in first quarter of 2002, from $2.7 million in the first quarter of 2001. As a percentage of revenues, selling and administrative expenses increased 3.1% to 15.9% in the first quarter of 2002, from 12.8% in the first quarter of 2001. The Company's selling and administrative expenses increased due to additional legal fees, expenses related to the corporate office, marketing and administrative fees for GPO contracts, and an increased number of sales and marketing personnel.

     Income from Operations. Income from operations decreased $1.3 million, or 48.8%, to $1.4 million in the first quarter of 2002, from $2.7 million in the first quarter of 2001. As a percentage of revenues, income from operations decreased 6.3% to 6.3% for the first quarter of 2002, from 12.6% for the first quarter of 2001.

     Unrealized Loss on Derivative Instruments. Pursuant to Statement of Financial Accounting Standards No. 133, the Company in the first quarter of 2002 recognized a current unrealized gain of $65,000 on two interest rate swaps, compared to an unrealized loss of $222,000 recognized in the first quarter of 2001. See - "Liquidity and Capital Resources."

     Interest Expense, Net. Interest expense decreased $150,000 to $238,000 in the first quarter of 2002, from $388,000 in the first quarter of 2001, primarily due to lower interest rates associated with the Company's credit facility.

     Income Tax Expense. Income tax expense decreased $348,000 to $449,000 in the first quarter of 2002, compared to $797,000 in the first quarter of 2001. The Company's effective tax rate is 37.5%.

     Cumulative Effect of Change in Accounting Policy. The Company accrued a cumulative effect of change in accounting principle of $113,000, which is net of tax of $69,000, from the initial adoption of Statement 133.

Liquidity and Capital Resources

     The Company's principal sources of capital have been cash flows from operations and borrowings under its working capital loan facility.

     The Company's positive cash flow provided by operating activities was $1.6 million during the first quarter of 2002, compared to $3.3 million during the first quarter of 2001. The decrease in cash from operating activities resulted primarily from a decrease in net income before amortization and decreased accounts payable, and was partially offset by a decrease in accounts receivable, prepaid expenses, and other accrued expenses.

     The Company's net cash used in investing activities declined from $2.9 million in the first quarter of 2001 to $2.0 million in the first quarter of 2002. These expenditures were funded from cash provided by operating activities and borrowings under the Company's revolving credit facility. The decrease is primarily due to a reduction in the amount of reusable surgical products purchased.

     As of February 1, 1999, the Company entered into three-year leases for two new processing facilities in Stockton, California and Chattanooga, Tennessee. These three-year leases are a form of off-balance sheet financing in which a third-party purchased property and leased the asset to the Company as lessee. Lease payments are based on the approximately $10.6 million aggregate cost of the facilities and are adjusted as the LIBOR rate fluctuates. The lessor has entered into interest rate swaps, which the Company guaranteed, on May 28, 1999 and July 1, 1999, to reduce the impact of interest rates on the floating rate operating leases for its facilities. In April 2002 the interest rate swaps were sold resulting in a gain of $36,400. The Company's obligations under the leases are secured by a letter of credit issued by First Union National Bank. The Company accounts for these leases as operating leases.

     In January 2002 the aforementioned lease agreements were extended for one year to February 2003. When the lease terms end, the Company may extend the lease terms, replace them with other leasing structures, or purchase the facilities for their cost (approximately $10.6 million). The Company has not determined which option it will pursue. The Company currently reflects rent payments as an expense on its statements of income. If the Company purchases the land and buildings, the Company would reflect the costs as assets on its balance sheet, its rent expense would terminate, and the Company would record depreciation expense for the buildings over their estimated useful lives.

     The Company spent $1.6 million in the first quarter of 2002 for facility equipment and expansion projects that it began in 2001, and expects to spend approximately an additional $1.0 million in the remainder of 2002 to complete these projects. The Company estimates that its expenditures for new carts and reusable surgical products will be approximately $600,000 per month for the rest of the year, although this amount will fluctuate depending on the growth of business.

     As of March 31, 2002, the Company had cash of approximately $575,000. The Company believes that its cash flows from operating activities and funds available under its credit facility will be sufficient to fund its growth and anticipated capital requirements for the next twelve months.

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

     Need for Capital. The Company's business is capital intensive and will require substantial capital expenditures for additional surgical products and equipment during the next several years to achieve its operating and expansion plans. To adequately service a new customer, the Company typically makes an investment in new reusable surgical products and carts of approximately 40% of the projected new annual revenue from the customer. The Company's inability to obtain adequate capital could have a material adverse effect on the Company. See -- "Liquidity and Capital Resources."

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

     Dependence on Significant Customers and Market Consolidation. During the first quarter of 2002, Novation, Premier, Inc., and HPG hospitals accounted for approximately 35%, 15%, and 14% of the Company's sales, compared to 27%, 17%, and 13% in the first quarter of 2001, respectively. Although each Novation, Premier, and HPG hospital currently makes its purchasing decisions on an individual basis, and no single hospital accounted for more than 6% of the Company's sales, the loss of a substantial portion of the Novation, Premier, or HPG hospitals' business would have a material adverse effect on the Company.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
-------

     Class Action Litigation. Beginning on November 30, 2001, a series of substantially identical Class Action Complaints were filed in the United States District Court for the Middle District of Florida against the Company and certain of its officers and directors. The plaintiffs purport to assert claims on behalf of a class of purchasers of the Company's common stock during the period from July 23, 2001 through November 27, 2001. On April 19, 2002, these actions were consolidated into one case and the court appointed lead plantiffs and lead counsel for the case. The actions claim violations of Sections
10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under that act. Among other things, the actions allege that during the class period, the Company and the individual defendants made materially false statements concerning the Company's financial condition and its future prospects. The actions seek compensatory and other damages, and costs and expenses associated with the litigation.

     The Company believes that it has substantial defenses to this matter and intends to assert them vigorously. Management of the Company is unable to determine the impact, if any, that the resolution of this matter will have on the financial position or results of operations of the Company. No accruals for damages have been recorded for this matter as of March 31, 2002.

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

         None

Item 5.  Other Information
-------

         None

Item 6.  Exhibits and Reports on Form 8-K
-------

         None


Reports on Form 8-K
-------------------

The Company did not file a report on Form 8-K during the first quarter of 2002.

                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SRI/SURGICAL EXPRESS, INC.


Date:  May 15, 2002                          By:  /s/  James T. Boosales
                                                --------------------------------
                                             Executive Vice President
                                             Chief Financial Officer