Form 10-Q
period 2002-06-30
SRI SURGICAL EXPRESS INC
filed 2002-08-14
CIK 1014041

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended JUNE 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to
                                    ---------    ----------

                        Commission File Number: 000-20997

                           SRI/SURGICAL EXPRESS, INC.
             (Exact name of Registrant as specified in its Charter)

         Florida                                                59-3252632
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

     Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of outstanding shares of each class of Registrant's Common Stock as of July 31, 2002:

                   Common Stock, par value $.001 - 6,423,277

                                      INDEX

                                                                           Page
                                                                           ----
PART I   FINANCIAL INFORMATION

      Item 1 Condensed Financial Statements

         Condensed Statements of Income for the
            three months and six months ended June 30,
            2002 (unaudited) and June 30, 2001(unaudited)................    1

         Condensed Balance Sheets as of June 30,
            2002 (unaudited) and December 31, 2001.......................    2

         Condensed Statements of Cash Flows for the
            six months ended June 30, 2002 (unaudited)
            and June 30, 2001 (unaudited)................................    3

         Notes to Condensed Financial Statements
            (unaudited)..................................................    4

      Item 2 Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................    7

PART II  OTHER INFORMATION

      Item 1 Legal Proceedings...........................................   14

      Item 2 Changes in Securities.......................................   14

      Item 3 Defaults Upon Senior Securities.............................   14

      Item 4 Submission of Matters to a Vote of Security Holders.........   14

      Item 5 Other Information...........................................   14

      Item 6 Exhibits and Reports on Form 8-K............................   14

SIGNATURE................................................................   15

                         PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

                           SRI/SURGICAL EXPRESS, INC.
                         CONDENSED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (unaudited)

                                                             Three Months Ended    Six Months Ended
                                                                  June 30,              June 30,
                                                                2002      2001      2002      2001
                                                              -------   -------   -------   -------
                                                                       (restated)          (restated)
Revenues                                                      $21,898   $22,469   $43,653   $43,767
Cost of revenues                                               15,356    15,015    30,853    29,563
                                                              -------   -------   -------   -------
   Gross profit                                                 6,542     7,454    12,800    14,204

Distribution expenses                                           1,390     1,339     2,822     2,688
Selling and administrative expenses                             3,431     3,183     6,887     5,910
                                                              -------   -------   -------   -------
   Income from operations                                       1,721     2,932     3,091     5,606

Unrealized gain (loss) on derivative instruments                   36        49       101      (173)
Interest expense, net                                             258       354       496       743
                                                              -------   -------   -------   -------
   Income before income taxes                                   1,499     2,627     2,696     4,690

Income tax expense                                                562     1,011     1,011     1,807
                                                              -------   -------   -------   -------
   Income before cumulative effect of change
      in accounting policy                                        937     1,616     1,685     2,883
Cumulative effect of change in accounting policy,
net of tax                                                         --        --        --       113
                                                              -------   -------   -------   -------
   Net income                                                 $   937   $ 1,616   $ 1,685   $ 2,770
                                                              =======   =======   =======   =======
Dividends on preferred stock                                       --         5        --        57
                                                              -------   -------   -------   -------
   Net income available for common shareholders               $   937   $ 1,611   $ 1,685   $ 2,713
                                                              =======   =======   =======   =======
   Income per share-basic:
      Income available for common shareholders before
        cumulative effect of change in accounting principle   $  0.15   $  0.26   $  0.26   $  0.48
                                                              =======   =======   =======   =======
      Cumulative effect of change in accounting principle     $    --   $    --   $    --   $ (0.02)
                                                              =======   =======   =======   =======
      Net income available for common shareholders            $  0.15   $  0.26   $  0.26   $  0.46
                                                              =======   =======   =======   =======
   Income per commom share-diluted:

      Income before cumulative effect of change
         accounting principle                                 $  0.14   $  0.24   $  0.26   $  0.44
                                                              =======   =======   =======   =======
      Cumulative effect of change in accounting principle     $    --   $    --   $    --   $ (0.02)
                                                              =======   =======   =======   =======
      Net income                                              $  0.14   $  0.24   $  0.26   $  0.42
                                                              =======   =======   =======   =======

   Weighted average common shares outstanding, basic            6,422     6,160     6,420     5,894
                                                              =======   =======   =======   =======

   Weighted average common shares outstanding, diluted          6,573     6,693     6,596     6,573
                                                              =======   =======   =======   =======

   The accompanying notes are an integral part of these financial statements.

                           SRI/SURGICAL EXPRESS, INC.
                            CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                            June 30,    December 31,
                                                              2002         2001
                                                          -----------   -----------
                                                          (unaudited)
                           ASSETS
Cash and cash equivalents                                   $   535       $   538
Accounts receivable, net                                     10,765        11,896
Inventories, net                                              6,933         6,737
Prepaid expenses and other assets                             2,157         2,631
Reusable surgical products, net                              27,225        25,554
Property, plant and equipment, net                           30,897        30,085
Goodwill, net                                                 5,244         5,244
                                                            -------       -------
   Total assets                                             $83,756       $82,685
                                                            =======       =======

               LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable to bank                                       $16,221       $17,612
Accounts payable                                              6,669         6,479
Employee related accrued expenses                               983           943
Other accrued expenses                                        1,329         1,532
Obligation under capital lease                                4,510         4,562
Deferred tax liability, net                                   1,064         1,064
Unrealized loss on derivative instruments                        --           589
                                                            -------       -------
   Total liabilities                                         30,776        32,781


Shareholders' equity
   Preferred stock-authorized 5,000,000 shares of
      $0.01 par value; no shares issued and outstanding
      at June 30, 2002 and 2001                                  --            --
   Common stock-authorized 30,000,000 shares of
      $0.01 par value; issued and outstanding 6,423,277
      and 6,318,177 shares at June 30, 2002 and December
      31, 2001, respectively                                      6             6

   Additional paid-in capital                                30,332        28,941
   Retained earnings                                         22,642        20,957
                                                            -------       -------
      Total shareholders' equity                             52,980        49,904
                                                            -------       -------
   Total liabilities and shareholders' equity               $83,756       $82,685
                                                            =======       =======

   The accompanying notes are an integral part of these financial statements.

                           SRI/SURGICAL EXPRESS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                Six Months Ended June 30,
                                                                  2002          2001
                                                                --------     ----------
                                                                             (restated)
Cash flows from operating activities
   Net income                                                    $ 1,685      $ 2,770
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                1,526        1,339
      Amortization of reusable surgical products                   1,802        2,080
      Provision for reusable surgical products shrinkage           1,088          923
      Deferred income taxes                                           --         (115)
      Cumulative effect of change in accounting principle             --          182
      Unrealized (gain) loss on derivative instruments              (101)         173
   Change in assets and liabilities:
      Accounts receivable, net                                     1,136       (1,034)
      Inventories                                                   (196)        (119)
      Prepaid expenses and other assets                              474         (562)
      Accounts payable                                               190          597
      Employee related and other accrued expenses                     29         (897)
                                                                 -------      -------
         Net cash provided by operating activities                 7,633        5,337
                                                                 -------      -------

Cash flows from investing activities
   Purchases of property, plant and equipment                     (2,338)      (4,057)
   Purchases of reusable surgical products                        (4,566)      (1,795)
                                                                 -------      -------

         Net cash used in investing activities                    (6,904)      (5,852)
                                                                 -------      -------

Cash flows from financing activities
   Net (repayment) borrowing on notes payable to bank             (1,391)         528
   Repayment of derivative instrument                               (488)          --
   Payments on obligation under capital lease                        (52)          --
   Net proceeds from issuance of common stock                      1,199           36
   Dividends paid                                                     --          (76)
                                                                 -------      -------
         Net cash (used in) provided by financing activities        (732)         488
                                                                 -------      -------

   Decrease in cash and cash equivalents                              (3)         (27)
   Cash and cash equivalents at beginning of period                  538          132
                                                                 -------      -------
   Cash and cash equivalents at end of period                    $   535      $   105
                                                                 =======      =======

Supplemental cash flow information
   Cash paid for interest                                        $   362      $   713
                                                                 =======      =======
   Cash paid for income taxes                                    $   451      $ 2,380
                                                                 =======      =======

Supplemental schedule of non-cash activities
   Income tax benefit of stock options exercised                 $   192      $    --
                                                                 =======      =======

   The accompanying notes are an integral part of these financial statements.

                           SRI/SURGICAL EXPRESS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements of SRI/Surgical Express, Inc. (the "Company") have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. The accounting policies followed for quarterly financial reporting conform with accounting principles generally accepted in the United States for interim financial statements and include those accounting policies disclosed in the Company's Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2002. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K.

     The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. There are 26 weeks included for the six month periods ended June 30, 2002 and June 30, 2001, respectively.

     The condensed statements of income and cash flows for the three and six months ended June 30, 2001 have been restated for the effect of derivative financial instruments recognized during the fourth quarter of 2001, as previously disclosed.

2.   LINE OF CREDIT

     The Company's outstanding balance under its $45.0 million revolving credit facility was approximately $16.2 million and $17.6 million on June 30, 2002 and December 31, 2001, respectively.

     The revolving facility is secured by substantially all of the Company's assets and has a maturity date of June 30, 2003. The facility's interest rate varies between 225 and 275 basis points over LIBOR (1.836% as of June 30, 2002), depending on the Company's leverage. The credit facility requires the Company to maintain (a) minimum net worth of not less than $37.0 million plus 75% of cumulative net income for each fiscal quarter beginning with the fiscal quarter ending March 31, 2000; (b) a leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charge coverage ratio of 2.25 to 1.0 through December 31, 2002, and 2.35 to 1.0 thereafter. The credit facility restricts the Company in paying dividends, engaging in acquisition transactions, incurring additional indebtedness, and encumbering its assets. The Company complied with all requirements of the credit facility as of June 30, 2002.

     The revolving credit facility allows the Company to repurchase up to $5 million of its stock from time to time through open market purchases at prevailing market prices. As of June 30, 2002, the Company had repurchased 75,400 shares of its common stock, valued at approximately $1.1 million. The Company has not repurchased shares since the first quarter of 2001, but has resumed repurchasing shares in the third quarter of 2002.

3.   EARNINGS PER SHARE

     The following table sets forth the Company's computation of basic and diluted earnings per share before the cumulative effect of a change in accounting policy:

                                                         Three Months Ended      Six Months Ended
                                                               June 30,              June 30,
                                                         --------------------   -------------------
                                                          2002        2001       2002       2001
                                                         -------   ----------   ------   ----------
                                                                   (restated)            (restated)
                                                           (In thousands, except per share data)
                                                                        (unaudited)
Basic
   Numerator:
      Income before cumulative effect of change
         in accounting policy                             $  937     $1,616     $1,685     $2,883
      Less effect of dividends of preferred stock             --         (5)        --        (57)
                                                          ------     ------     ------     ------
      Income available for common shareholders
         before cumulative effect of change in
         accounting policy                                $  937     $1,611     $1,685     $2,826
                                                          ======     ======     ======     ======

   Denominator:
      Weighted average shares outstanding                  6,422      6,160      6,420      5,894
                                                          ======     ======     ======     ======
      Income per common share before cumulative
         effect of change in accounting policy, basic     $ 0.15     $ 0.26     $ 0.26     $ 0.48
                                                          ======     ======     ======     ======

Diluted
   Numerator:
      Income before cumulative effect of change
      in accounting policy                                $  937     $1,616     $1,685     $2,883
                                                          ======     ======     ======     ======

   Denominator:
      Weighted average shares outstanding                  6,422      6,160      6,420      5,894

      Effect of dilutive securities:
         Employee stock options                              151        471        176        366
         Convertible preferred stock                          --         62         --        313
                                                          ------     ------     ------     ------
                                                           6,573      6,693      6,596      6,573
                                                          ======     ======     ======     ======

   Income per common share before
   cumulative effect of change in accounting
   policy, diluted                                        $ 0.14     $ 0.24     $ 0.26     $ 0.44
                                                          ======     ======     ======     ======

     Options to purchase 341,000 and 12,000 shares of common stock for the six month periods ended June 30, 2002 and June 30, 2001, respectively, were not included for all or a portion of the computation of diluted net income per common share, because the options' exercise prices were greater than the average market price of the common shares and therefore the effect would be anti-dilutive.

4. IMPLEMENTATION OF SFAS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" AND SFAS NO. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS".

     Issued in October 2001, Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The accounting model for long-lived assets to be disposed of by sales applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business" for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not occurred. SFAS No. 144 also broadens the reporting for discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted the provisions of SFAS No. 144 on January 1, 2002. The adoption did not materially affect the results of operations, financial position or cash flows of the Company.

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 required the Company to test goodwill and indefinite-lived tangible assets for impairment rather than amortize them. The Company completed the impairment analysis of goodwill on June 30, 2002, and concluded that no impairment charge was necessary. The following table provides information relating to the Company's goodwill as of June 30, 2002 (in thousands):

                        Accumulated
              Cost      Amortization
              -----     ------------
 Goodwill     6,018          774

     Pro forma results for the three and six months ended June 30, 2001, assuming the discontinuation of amortization of goodwill, are as follows (in thousands except per share amounts):

                                      Three months   Six months
                                      ------------   ----------
                                        Ended June 30, 2001
                                      -------------------------
                                            (unaudited)

Reported net income                      $1,616        $2,770
Goodwill amortization, net of taxes          34            68
                                         ------        ------
Adjusted net income                      $1,650        $2,838
                                         ======        ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company provides hospitals and surgery centers with a comprehensive surgical procedure-based delivery and retrieval service for reusable gowns, towels, drapes, basins, and instruments, and provides other disposable products necessary for surgery. From 11 reprocessing facilities and one disposable products facility, the Company collects, sorts, cleans, inspects, packages, sterilizes and delivers its reusable products on a just-in-time basis. The Company offers an integrated "closed-loop" reprocessing service that uses two of the most technologically advanced reusable textiles: (i) a GORE(R) Surgical Barrier Fabric for gowns and drapes that is breathable yet liquidproof and provides a viral/bacterial barrier and (ii) an advanced microfiber polyester surgical fabric for gowns and drapes that is liquid and bacterial resistant. The Company also offers state of the art reusable laparoscopic instruments from Aesculap, Inc., one of the oldest and largest worldwide suppliers of surgical instruments. The surgical instruments have been designed either to be taken apart or with flush ports to allow complete cleaning and decontamination.

     The Company's Surgical Express(R) program uses daily delivery and retrieval to provide customers an expanded program of products and services. Surgical Express is an outsourced Surgical Case Cart Management Program that the Company expects will reduce hospital and surgery centers' processing costs and their investment in surgical products. With its Surgical Express program, the Company supplements its core reusable products offering with disposable accessory packs containing smaller surgical items that are not reusable, such as needles, syringes, and tubing. The Company also offers customers its complete procedure-based service, Surgical Express for Laparoscopy, which combines the Company's core reusable products offering with disposable products and laparoscopic instruments required for laparoscopic surgical procedures. Aesculap, Inc. furnishes laparoscopic instruments for this program under a joint marketing arrangement with the Company. The Company continues to introduce additional instrument procedures. As of June 30, 2002, the Company was servicing over 40 instrument projects from eight of its facilities. The Company believes that its unique product and service offerings improve its competitive position in the marketplace.

     The Company's contract with HealthTrust Purchasing Group (HPG), a group purchasing organization (GPO) representing over 600 hospitals and surgery centers, designates the Company as its primary outsource vendor for reusable surgical products, including instruments. In addition, through its relationship with Standard Textile Co., Inc., the Company has the opportunity to provide Surgical Express to Novation member hospitals. With its acceptance by HPG and Novation, Surgical Express is an available contracted alternative for over 2,000 hospitals and surgery centers across the country. The Company continues to pursue additional group purchasing organization contracts that will allow it to further penetrate the surgical supply market.

     The Company in 2001 made investments in staff, facility expansions, and additional reusable surgical products in anticipation of revenue growth, but more recently has endured a period in which its rate of revenue growth has been affected by the competitive market for its products and services, as well as delays and obstacles in securing new customers. The Company's revenues for the three and six months ended June 30, 2002 were below management's expectations. Because of these delays in revenue growth, management has undertaken cost and overhead reduction initiatives to bring expenses in line with anticipated revenues for this year. In the first six months of 2002, the Company incurred significantly higher insurance and benefit costs that it expects will have an increasing impact on its results throughout the remainder of 2002.

*GORE(R)Surgical Barrier Fabric is a registered trademark of W.L. Gore & Associates, Inc.

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

                                                    Three Months Ended     Six Months Ended
                                                          June 30,             June 30,
                                                   --------------------   ------------------
                                                     2002       2001      2002       2001
                                                   -------   ----------   -----   ----------
                                                             (restated)           (restated)
Revenues                                             100.0%    100.0%     100.0%    100.0%
Cost of revenues                                      70.1      66.8       70.7      67.5
                                                     -----     -----      -----     -----

   Gross profit                                       29.9      33.2       29.3      32.5

Distribution expenses                                  6.3       6.0        6.4       6.2
Selling and administrative expenses                   15.7      14.2       15.8      13.5
                                                     -----     -----      -----     -----

   Income from operations                              7.9      13.0        7.1      12.8

Unrealized gain (loss) on derivative instruments       0.1       0.2        0.2      (0.4)
Interest expense, net                                  1.2       1.5        1.1       1.7
                                                     -----     -----      -----     -----

   Income before income taxes                          6.8      11.7        6.2      10.7

Income tax expense                                     2.5       4.5        2.3       4.1
                                                     -----     -----      -----     -----
   Income before cumulative effect of change
     in accounting policy                              4.3       7.2        3.9       6.6

Cumulative effect of change in accounting
   policy, net of tax                                  0.0       0.0        0.0       0.3
                                                     -----     -----      -----     -----

Net income                                             4.3%      7.2%       3.9%      6.3%
                                                     =====     =====      =====     =====

Three and Six Months Ended June 30, 2002 Compared to Three and Six Months Ended June 30, 2001

     Revenues. Revenues decreased $571,000, or 2.5%, to $21.9 million in the three months ended June 30, 2002, from $22.5 million in the three months ended June 30, 2001. In the six months ended June 30, 2002, the Company's revenues decreased $114,000, or 0.3%, to $43.7 million, from $43.8 million in the six months ended June 30, 2001. Revenue from new customers in 2002 only partially offset business lost in the second half of last year. Additionally, the Company continued to develop new sales slower than expected.

     Gross Profit. Gross profit decreased $912,000, or 12.2%, to $6.5 million in the three months ended June 30, 2002, from $7.5 million in the three months ended June 30, 2001; and $1.4 million, or 9.9%, to $12.8 million in the six months ended June 30, 2002, from $14.2 million in the six months ended June 30, 2001. As a percentage of revenues, gross profit decreased by 3.3% to 29.9% in the three months ended June 30, 2002, from 33.2% in the three months ended June 30, 2001; and decreased 3.2% to 29.3% in the six months ended June 30, 2002, from 32.5% in the six months ended June 30, 2001.

The decrease in gross profit sales and resolution of a contract issue and negotiation of a new, expanded relationship with a customer. The Company instituted cost cutting measures in the second quarter, reducing its overhead.

     Distribution Expenses. Distribution expenses increased $51,000, or 3.8%, to $1.4 million in the three months ended June 30, 2002, from $1.3 million in the three months ended June 30, 2001; and $134,000, or 5.0%, to $2.8 million in the six months ended June 30, 2002, from $2.7 million in the three months ended June 30, 2001. As a percentage of revenues, distribution expenses increased by 0.3% to 6.3% in the three months ended June 30, 2002, from 6.0% in the three months ended June 30, 2001; and by 0.2% to 6.4% in the six months ended June 30, 2002, from 6.2% in the six months ended June 30, 2001. The increase in distribution expenses resulted primarily from increased vehicle lease expense.

     Selling and Administrative Expenses. Selling and administrative expenses increased $248,000, or 7.8%, to $3.4 million in the three months ended June 30, 2002, from $3.2 million in the three months ended June 30, 2001; and increased $977,000, or 16.5%, to $6.9 million in the six months ended June 30, 2002, from $5.9 million in the six months ended June 30, 2001. As a percentage of revenues, selling and administrative expenses increased 1.5% to 15.7% in the three months ended June 30, 2002, from 14.2% in the three months ended June 30, 2001; and increased 2.3% to 15.8% in the six months ended June 30, 2002, from 13.5% in the six months ended June 30, 2001. The Company's selling and administrative expenses increased due to significant legal fees incurred in pending legal proceedings and marketing and administrative fees for GPO contracts.

     Income from Operations. Income from operations decreased $1.2 million, or 41.3%, to $1.7 million in the three months ended June 30, 2002, from $2.9 million in the three months ended June 30, 2001; and decreased $2.5 million, or 44.9%, to $3.1 million in the six months ended June 30, 2002, from $5.6 million in the six months ended June 30, 2001. As a percentage of revenues, income from operations decreased 5.1% to 7.9% for the three months ended June 30 2002, from 13.0% for the three months ended June 30, 2001; and decreased 5.7% to 7.1% for the six months ended June 30, 2002, from 12.8% for the six months ended June 30, 2001.

     Derivative Instruments. Pursuant to SFAS No. 133, the Company in the three months ended June 30, 2002 and June 30, 2001 recognized current unrealized gains of $36,000 and $49,000, respectively, on two interest rate swaps of a third party that it guaranteed, and for the six months ended June 30, 2002 recognized a current unrealized gain of $101,000 on these swaps, compared to an unrealized loss of $173,000 recognized for the six months ended June 30, 2001. See -- "Liquidity and Capital Resources." The swaps were terminated in April 2002.

     Interest Expense, Net. Interest expense decreased $96,000 to $258,000 in the three months ended June 30, 2002, from $354,000 in the three months ended June 30, 2001; and decreased $247,000 to $496,000 in the six months ended June 30, 2002, from $743,000 in the six months ended June 30, 2001, primarily due to lower interest rates on the Company's credit facility.

     Income Tax Expense. Income tax expense decreased $449,000 to $562,000 in the three months ended June 30, 2002, compared to $1.0 million in the three months ended June 30, 2001; and decreased $796,000 to $1.0 million in the six months ended June 30, 2002, from $1.8 million in the six months ended June 30, 2001. The Company's effective tax rate was 37.5%.

     Cumulative Effect of Change in Accounting Policy. The Company accrued a cumulative effect of change in accounting principle of $113,000 in the first six months of 2001, which is net of tax of $69,000, from initially adopting SFAS 133 on January 1, 2001.

Liquidity and Capital Resources

     The Company's principal sources of capital have been cash flows from operations and borrowings under its working capital loan facility.

     The Company's positive cash flow provided by operating activities was $7.6 million during the first six months of 2002, compared to $5.3 million during the first six months of 2001. A substantial reduction in net income before amortization, provision for shrinkage and depreciation was more than offset by significant increases in accounts receivable and prepaid expenses.

     The Company's net cash used in investing activities increased to $6.9 million in the six months ended June 30, 2002 from $5.9 million in the six months ended June 30, 2001. These expenditures were funded from cash provided by operating activities and borrowings under the Company's revolving credit facility. The increase is primarily due to purchases of reusable surgical products.

     The Company spent $2.4 million in the six months ended June 30, 2002, as it substantially completed the facility equipment and expansion projects that it began in 2001. The Company estimates that its expenditures for new carts and reusable surgical products will be approximately $250,000 per month for the remainder of the year, although this amount will fluctuate depending on the growth of business. The Company's purchase requirements are lower than previous estimates due to the purchase of over $3 million in reusable surgical products in the second quarter of 2002.

     The Company leases two of its processing facilities through a form of off-balance sheet financing in which a third-party purchased property and leased the asset to the Company as lessee. Lease payments are based on the approximately $10.6 million aggregate cost of the facilities and are adjusted as the LIBOR fluctuates. The lessor's interest rate swaps, which were secured to reduce the impact of interest rates on the floating rate operating leases, were terminated in April 2002, thus converting the facilities back to floating rate leases. The Company's obligations under the leases are secured by a letter of credit issued by First Union National Bank. When the lease terms end in February 2003, the Company may extend the lease terms, replace them with other leasing arrangements, or purchase the facilities for their cost (approximately $10.6 million). The Company has not determined which option it will pursue. The Company reflects rent payments as an expense on its statement of income. If it purchases the facilities, the Company would reflect the costs as assets on its balance sheet, its rent expense would terminate, and the Company would record depreciation expense for the buildings over their estimated useful lives.

     The Company's revolving credit facility allows the Company to repurchase up to $5 million of its stock from time to time through open market purchases at prevailing market prices. As of June 30, 2002, the Company had repurchased 75,400 shares of its common stock, valued at approximately $1.1 million. The Company has not repurchased shares since the first quarter of 2001, but has resumed repurchasing shares in the third quarter of 2002.

     As of June 30, 2002, the Company had cash of approximately $535,000. The Company believes that its cash flows from operating activities and funds available under its credit facility will be sufficient to fund its growth and anticipated capital requirements for the next twelve months.

Quantitative And Qualitative Disclosures About Market Risk

     The Company's outstanding balance under its $45.0 million revolving credit facility was approximately $16.2 million and $17.6 million as of June 30, 2002 and 2001, respectively. The credit facility's interest rate varies between 225 and 275 basis points over LIBOR (1.836% as of June 30, 2002), depending on the Company's leverage. The Company is subject to changes in its interest expense on this facility based on fluctuations in interest rates. Assuming an outstanding balance on this credit facility of $17 million, if the LIBOR were to increase (decrease) by 100 basis points, the Company's interest payments would increase (decrease) by $42,500 per quarter.

     The lessor of two of the Company's facilities was a party to interest rate swaps with a notional amount of $9.7 million, which effectively changed the interest rate exposure on those leases from a floating rate to a fixed rate. In April 2002, these swap arrangements were terminated. The Company's payments following termination of these swaps are now determined based on a rate equal to LIBOR. If the LIBOR were to increase (decrease) by 100 basis points, the Company's lease payments would increase (decrease) by $24,250 per quarter.

     The Company does not have any other material market risk sensitive instruments.

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

     Dependence on Significant Customers and Market Consolidation. During the six months ended June 30, 2002, Novation, Premier, Inc., and HPG hospitals accounted for approximately 34%, 11%, and 14% of the Company's sales, compared to 32%, 13%, and 13% in the six months ended June 30, 2001, respectively. Although each Novation, Premier, and HPG hospital currently makes its purchasing decisions on an individual basis, and no single hospital accounted for more than 6% of the Company's sales, the loss of a substantial portion of the Novation, Premier, or HPG hospitals' business would have a material adverse effect on the Company.

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

     Pending Securities Litigation and SEC Investigation. The Company is vigorously defending a pending securities class action lawsuit and is cooperating with a pending investigation by the Securities and Exchange Commission, which the Company believes is primarily focused on the Company's accounting for transactions underlying its restatement of its financial results announced during the fourth quarter of 2001. The Company cannot predict the outcome of these matters. These matters might in the future result in substantial costs, divert management's attention and other resources, and have a material and adverse effect on the Company. See "Legal Proceedings."

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     Class Action Litigation. Beginning on November 30, 2001, several substantially identical Class Action Complaints were filed in the United States District Court for the Middle District of Florida against the Company and certain of its officers and directors. The court consolidated these actions into one case and appointed lead plaintiffs and lead counsel. On June 4, 2002, the plaintiffs filed a Consolidated Amended Class Action Complaint purporting to assert claims for a class of purchasers of the Company's common stock during the period from March 30, 2001 through April 1, 2002. The actions claim violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under that act, alleging among other things, that during the class period the Company and the individual defendants made materially false statements concerning the Company's financial condition and its future prospects. The actions seek compensatory and other damages, and costs and expenses associated with the litigation. On August 5, 2002, the Company filed with the court a motion asking the court to dismiss the Amended Complaint with prejudice. This motion filing postpones any discovery in this case until after the court rules on the motion.

     The Company believes that it has substantial defenses to this matter, which it will assert vigorously. However, the Company cannot determine the impact that this matter will have on the Company.

     SEC Investigation. On February 21, 2002, the Securities and Exchange Commission issued to the Company a Formal Order of Private Investigation. The Company believes the SEC's investigation primarily concerns the Company's accounting for transactions underlying the Company's restatement of its financial results announced during the fourth quarter of 2001. The Company is cooperating with the investigation. The Company cannot determine the impact that this matter will have on the Company.

Item 2. Changes in Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     At the annual meeting of the Company's shareholders on May 15, 2002, the shareholders approved a proposal to elect James M. Emanuel and Richard T. Isel as directors of the Company to serve until the 2005 annual meeting. The following sets forth the votes in this election:

    Director            Votes For        Votes Against or Withheld
    --------            ---------        -------------------------
James M. Emanuel        4,984,644                  128,475
Richard T. Isel         4,983,344                  129,775

James T. Boosales, Lee R. Kemberling, Wayne R. Peterson, and N. John Simmons, Jr. continue to serve as directors. Shareholders also approved the appointment of Ernst & Young LLP as the Company's independent certified public accountants for the 2002 year.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SRI/SURGICAL EXPRESS, INC.


Date: August 14, 2002                       By: /s/ James T. Boosales
                                               ---------------------------------
                                            Executive Vice President
                                            Chief Financial Officer