Form 10-Q
period 2002-09-30
SRI SURGICAL EXPRESS INC
filed 2002-11-13
CIK 1014041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 000-20997

SRI/SURGICAL EXPRESS, INC.
(Exact name of Registrant as specified in its Charter)

Florida (State of Incorporation)	59-3252632 (I.R.S. Employer Identification No.)

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
Yes ☒ No ☐

Number of outstanding shares of each class of Registrant’s Common Stock as of October 29, 2002:

Common Stock, par value $.001 – 6,390,177

SIGNATURES AND CERTIFICATIONS	16

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

SRI/SURGICAL EXPRESS, INC.
CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

		(restated)		(restated)
Revenues	$21,187	$21,340	$64,841	$65,107
Cost of revenues	15,372	14,250	46,225	43,813

Gross profit	5,815	7,090	18,616	21,294

Distribution expenses	1,407	1,365	4,229	4,053
Selling and administrative expenses	3,605	3,052	10,493	8,962

Income from operations	803	2,673	3,894	8,279

Unrealized gain (loss) on derivative instruments	—	(347)	101	(520)
Interest expense, net	245	362	741	1,104

Income before income taxes	558	1,964	3,254	6,655

Income tax expense	209	688	1,220	2,496

Income before cumulative effect of change in accounting policy	349	1,276	2,034	4,159
Cumulative effect of change in accounting policy, net of tax	—	—	—	113

Net income	$349	$1,276	$2,034	$4,046

Dividends on preferred stock	—	—	—	56

Net income available for common shareholders	$349	$1,276	$2,034	$3,990

Income per common share – basic:
Income available for common shareholders before cumulative effect of change in accounting principle	$0.05	$0.21	$0.32	$0.69

Cumulative effect of change in accounting principle	$—	$—	$—	$(0.02)

Net income available for common shareholders	$0.05	$0.21	$0.32	$0.67

Income per common share – diluted:
Income before cumulative effect of change in accounting principle	$0.05	$0.19	$0.31	$0.63

Cumulative effect of change in accounting principle	$—	$—	$—	$(0.02)

Net income	$0.05	$0.19	$0.31	$0.61

Weighted average common shares outstanding, basic	6,404	6,287	6,414	5,992

Weighted average common shares outstanding, diluted	6,476	6,789	6,556	6,611

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.
CONDENSED BALANCE SHEETS
(In thousands)

	September 30, 2002	December 31, 2001

	(unaudited)

ASSETS

Cash and cash equivalents	$573	$538
Accounts receivable, net	9,452	11,896
Inventories, net	6,721	6,737
Prepaid expenses and other assets	2,614	2,631
Reusable surgical products, net	26,595	25,554
Property, plant and equipment, net	30,142	30,085
Goodwill, net	5,244	5,244

Total assets	$81,341	$82,685

LIABILITIES AND SHAREHOLDERS’ EQUITY

Notes payable to bank	$15,023	$17,612
Accounts payable	4,889	6,479
Employee related accrued expenses	1,125	943
Other accrued expenses	1,685	1,532
Obligation under capital lease	4,483	4,562
Deferred tax liability, net	1,064	1,064
Unrealized loss on derivative instruments	—	589

Total liabilities	28,269	32,781

Shareholders’ equity
Preferred stock-authorized 5,000,000 shares of $0.01 par value; no shares issued and outstanding at September 30, 2002 and December 31, 2001	—	—
Common stock-authorized 30,000,000 shares of $0.01 par value; issued and outstanding 6,390,177 and 6,318,177 shares at September 30, 2002 and December 31, 2001, respectively	6	6

Additional paid-in capital	30,075	28,941
Retained earnings	22,991	20,957

Total shareholders’ equity	53,072	49,904

Total liabilities and shareholders’ equity	$81,341	$82,685

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,

	2002	2001

		(restated)
Cash flows from operating activities
Net income	$2,034	$4,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,374	2,179
Amortization of reusable surgical products	2,682	3,055
Provision for reusable surgical products shrinkage	1,377	1,254
Deferred income taxes	—	(245)
Cumulative effect of change in accounting principle	—	182
Unrealized (gain) loss on derivative instruments	(101)	520
Change in assets and liabilities:
Accounts receivable, net	2,444	(1,692)
Inventories, net	16	(426)
Prepaid expenses and other assets	17	(1,174)
Accounts payable	(1,590)	2,591
Employee related and other accrued expenses	546	(231)

Net cash provided by operating activities	9,799	10,059

Cash flows from investing activities
Purchases of property, plant and equipment	(2,431)	(5,510)
Purchases of reusable surgical products	(5,100)	(4,194)

Net cash used in investing activities	(7,531)	(9,704)

Cash flows from financing activities
Net (repayment) borrowing on notes payable to bank	(2,589)	(682)
Repayment of derivative instrument	(488)	—
Payments on obligation under capital lease	(79)	(82)
Net proceeds from issuance of common stock	923	952
Dividends paid	—	(76)

Net cash (used in) provided by financing activities	(2,233)	112

Increase in cash and cash equivalents	35	467
Cash and cash equivalents at beginning of period	538	132

Cash and cash equivalents at end of period	$573	$599

Supplemental cash flow information
Cash paid for interest	$542	$1,027

Cash paid for income taxes	$821	$2,385

Supplemental schedule of non-cash activities
Income tax benefit of stock options exercised	$192	$—

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of SRI/Surgical Express, Inc. (the “Company”) have been prepared in accordance with the Securities and Exchange Commission’s instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. The accounting policies followed for quarterly financial reporting conform with accounting principles generally accepted in the United States for interim financial statements and include those accounting policies disclosed in the Company’s Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2002. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K.

         The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. There are 39 weeks included for the nine month periods ended September 30, 2002 and September 30, 2001, respectively.

         The condensed statements of income and cash flows for the three and nine months ended September 30, 2001 have been restated for the effect of derivative financial instruments recognized during the fourth quarter of 2001, as previously disclosed.

2.	LINE OF CREDIT

         The Company’s outstanding balance under its $45.0 million revolving credit facility was approximately $15.0 million and $17.6 million on September 30, 2002 and December 31, 2001, respectively.

         The credit facility is secured by substantially all of the Company’s assets and has a maturity date of June 30, 2003. The facility’s interest rate varies between 225 and 275 basis points over LIBOR (1.819% as of September 30, 2002), depending on the Company’s leverage. The credit facility requires the Company to maintain (a) minimum net worth of not less than $37.0 million plus 75% of cumulative net income for each fiscal quarter beginning with the fiscal quarter ending March 31, 2000; (b) a leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charge coverage ratio of 2.25 to 1.0 through December 31, 2002, and 2.35 to 1.0 thereafter. The credit facility restricts the Company in paying dividends, engaging in acquisition transactions, incurring additional indebtedness, and encumbering its assets. The Company complied with all requirements of the credit facility as of September 30, 2002.

         The credit facility allows the Company to repurchase up to $5 million of its stock from time to time through open market purchases at prevailing market prices. As of September 30, 2002, the Company had repurchased 108,500 shares of its common stock, at an aggregate cost of approximately $1.4 million, of which approximately $275,000 had been repurchased in the third quarter of 2002. After not repurchasing shares since the first quarter of 2001, the Company resumed repurchasing shares in the third quarter of 2002.

3.	EARNINGS PER SHARE

         The following table sets forth the Company’s computation of basic and diluted earnings per share before the cumulative effect of a change in accounting policy:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

		(restated)		(restated)
	(In thousands, except per share data) (unaudited)
Basic
Numerator:
Income before cumulative effect of change in accounting policy	$349	$1,276	$2,034	$4,159
Less dividends on preferred stock	—	—	—	(56)

Income available for common shareholders before cumulative effect of change in accounting policy	$349	$1,276	$2,034	$4,103

Denominator:
Weighted average shares outstanding	6,404	6,287	6,414	5,992

Income per common share before cumulative effect of change in accounting policy, basic	$0.05	$0.21	$0.32	$0.69

Diluted
Numerator:
Income before cumulative effect of change in accounting policy	$349	$1,276	$2,034	$4,159

Denominator:
Weighted average shares outstanding	6,404	6,287	6,414	5,992

Effect of dilutive securities:
Employee stock options	72	502	142	411
Convertible preferred stock	—	—	—	208

	6,476	6,789	6,556	6,611

Income per common share before cumulative effect of change in accounting policy, diluted	$0.05	$0.19	$0.31	$0.63

         Options to purchase 564,884 and 0 shares of common stock for the three month periods ended September 30, 2002 and September 30, 2001, respectively, and options to purchase 382,900 and 12,000 shares of common stock for the nine month periods ended September 30, 2002 and September 30, 2001, respectively, were not included for all or a portion of the computation of diluted net income per common share, because the options’ exercise prices were greater than the average market price of the common shares and therefore the effect would be anti-dilutive.

4.	IMPLEMENTATION OF SFAS NO. 142, GOODWILL AND OTHER INTANGIBLE ASSETS AND SFAS NO. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS.

         Issued in October 2001, Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The accounting model for long-lived assets to be disposed of by sales applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business” for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not occurred. SFAS No. 144 also broadens the reporting for discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted the provisions of SFAS No. 144 on January 1, 2002. The adoption did not affect the results of operations, financial position or cash flows of the Company.

         Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 required the Company to test goodwill and indefinite-lived tangible assets for impairment rather than amortize them. The Company completed the impairment analysis of goodwill on June 30, 2002, and concluded that no impairment charge was necessary. The following table provides information relating to the Company’s goodwill as of September 30, 2002 (in thousands):

	Cost	Accumulated Amortization

Goodwill	$6,018	$774

         Pro forma results for the three and nine months ended September 30, 2001, assuming the discontinuance of amortization of goodwill, are as follows (in thousands):

	Three months	Nine months

	Ended September 30, 2001

	(unaudited)

Net income as reported	$1,276	$4,046
Net income available for common shareholders as reported	$1,276	$3,990
Goodwill amortization, net of taxes	34	102

Pro forma net income	$1,310	$4,148

Pro forma net income available for common shareholders	$1,310	$4,092

Net income per common share, basic as reported	$0.21	$0.67
Effect of goodwill amortization, net of taxes	0.00	0.01

Pro forma net income per common share, basic	$0.21	$0.68

Net income per common share, diluted as reported	$0.19	$0.61
Effect of goodwill amortization, net of taxes	0.00	0.02

Pro forma net income per common share, diluted	$0.19	$0.63

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The Company provides hospitals and surgery centers with a comprehensive surgical procedure-based delivery and retrieval service for reusable gowns, towels, drapes, basins, and instruments, and provides other disposable products necessary for surgery. From 11 reprocessing facilities and one disposable products facility, the Company collects, sorts, cleans, inspects, packages, sterilizes and delivers its reusable products on a just-in-time basis. The Company offers an integrated “closed-loop” reprocessing service that uses two of the most technologically advanced reusable textiles: (i) a GORE® Surgical Barrier Fabric* for gowns and drapes that is breathable yet liquidproof and provides a viral/bacterial barrier and (ii) an advanced microfiber polyester surgical fabric for gowns and drapes that is liquid and bacterial resistant. The Company also offers state of the art reusable laparoscopic instruments from Aesculap, Inc., one of the oldest and largest worldwide suppliers of surgical instruments. The surgical instruments are designed either to be taken apart or with flush ports to allow complete cleaning and decontamination.

         The Company’s Surgical Express® program uses daily delivery and retrieval to provide customers an expanded program of products and services. Surgical Express is an outsourced Surgical Case Cart Management Program that the Company expects will reduce hospital and surgery centers’ processing costs and their investment in surgical products. With its Surgical Express program, the Company supplements its core reusable products offering with disposable accessory packs containing smaller surgical items that are not reusable, such as needles, syringes, and tubing. The Company also offers customers its complete procedure-based service, Surgical Express for Laparoscopy, which combines the Company’s core reusable products offering with disposable products and laparoscopic instruments required for laparoscopic surgical procedures. Aesculap, Inc. furnishes laparoscopic instruments for this program under a joint marketing arrangement with the Company. The Company continues to introduce additional instrument procedures. As of September 30, 2002, the Company was servicing over 45 instrument projects from eight of its facilities. The Company believes that its unique product and service offerings improve its competitive position in the marketplace.

         The Company’s contract with HealthTrust Purchasing Group (HPG), a group purchasing organization (GPO) representing over 600 hospitals and surgery centers, designates the Company as its primary outsource vendor for reusable surgical products, including instruments. In addition, through its relationship with Standard Textile Co., Inc., the Company has the opportunity to provide Surgical Express to Novation member hospitals. With its acceptance by HPG, Novation, and other GPO’s, Surgical Express is an available contracted alternative for over 3,000 hospitals and surgery centers across the country. The Company continues to pursue additional group purchasing organization contracts that allow it to further penetrate the surgical supply market.

         The Company in 2001 made investments in staff, facility expansions, and additional reusable surgical products in anticipation of revenue growth, but more recently has endured a period in which its revenues have been adversely affected by the competitive market for its products and services, including price reductions on some accounts, and delays and obstacles in securing new customers. The Company’s revenues for the three and nine months ended September 30, 2002 were below management’s expectations. Management has made cost and overhead reductions to help bring expenses in line with anticipated revenues.

*	GORE® Surgical Barrier Fabric is a registered trademark of W.L. Gore & Associates, Inc.

Critical Accounting Policies

         The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Company’s financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, amortization of reusable products, shrinkage and obsolescence, goodwill impairments, and loss contingencies. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the financial statements:

         The allowance for doubtful accounts is based on SRI’s assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. The Company’s ability to actually collect these accounts would be adversely affected by a deterioration of a major customer’s creditworthiness or actual defaults running at a rate higher than historical experience.

         The Company states its reusable surgical products at cost and computes amortization on a basis similar to the units of production method. SRI’s estimates of the useful lives of these products are based on the estimated total number of available uses for each product. The expected total available usage for the Company’s products using the three principal fabrics (accounting for 85% of its products) is 75, 100, and 125 uses based on several factors, including the Company’s actual experience with these products over the past ten years. If its actual use experience with these products is shorter than these assumptions, the Company’s amortization rates for reusable products would increase.

         SRI determines its reserves for shrinkage and obsolescence of its reusable products by tracking those products with its bar-coding system. The Company presumes that any products not scanned by the system for a 210 day period have been lost. If actual losses exceed these estimates, the Company’s shrinkage reserve would increase.

Results of Operations

         The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in the statement of income of the Company.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

		(restated)		(restated)

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	72.6	66.8	71.3	67.3

Gross profit	27.4	33.2	28.7	32.7

Distribution expenses	6.6	6.4	6.5	6.2
Selling and administrative expenses	17.0	14.3	16.2	13.8

Income from operations	3.8	12.5	6.0	12.7

Unrealized gain (loss) on derivative instruments	0.0	(1.6)	0.2	(0.8)
Interest expense, net	1.2	1.7	1.2	1.7

Income before income taxes	2.6	9.2	5.0	10.2

Income tax expense	1.0	3.2	1.9	3.8

Income before cumulative effect of change in accounting policy	1.6	6.0	3.1	6.4

Cumulative effect of change in accounting policy, net of tax	0.0	0.0	0.0	0.2

Net income	1.6%	6.0%	3.1%	6.2%

Three and Nine Months Ended September 30, 2002 Compared to Three and Nine Months Ended September 30, 2001

         Revenues. Revenues decreased $153,000, or 0.7%, to $21.2 million in the three months ended September 30, 2002, from $21.3 million in the three months ended September 30, 2001. In the nine months ended September 30, 2002, the Company’s revenues decreased $266,000, or 0.4%, to $64.8 million, from $65.1 million in the nine months ended September 30, 2001. Revenue decreases are attributable to the competitive market for the Company’s products and services, including price reductions on some accounts, delays in prospective customers starting new business, and a slowdown in revenues from existing customers.

         Gross Profit. Gross profit decreased $1.3 million, or 18.0%, to $5.8 million in the three months ended September 30, 2002, from $7.1 million in the three months ended September 30, 2001; and $2.7 million, or 12.6%, to $18.6 million in the nine months ended September 30, 2002, from $21.3 million in the nine months ended September 30, 2001. As a percentage of revenues, gross profit decreased by 5.8% to 27.4% in the three months ended September 30, 2002, from 33.2% in the three months ended September 30, 2001; and decreased 4.0% to 28.7% in the nine months ended September 30, 2002, from 32.7% in the nine months ended September 30, 2001. The decrease in gross profit reflects increased overhead from expenditures in preparing for antici-

pated new sales, the impact of price reductions, and the impact of higher insurance and benefit expenses, which will continue in coming quarters.

         Distribution Expenses. Distribution expenses increased $42,000, or 3.1%, to $1.4 million in the three months ended September 30, 2002, from $1.4 million in the three months ended September 30, 2001; and $176,000, or 4.3%, to $4.2 million in the nine months ended September 30, 2002, from $4.1 million in the nine months ended September 30, 2001. As a percentage of revenues, distribution expenses increased by 0.2% to 6.6% in the three months ended September 30, 2002, from 6.4% in the three months ended September 30, 2001; and by 0.3% to 6.5% in the nine months ended September 30, 2002, from 6.2% in the nine months ended September 30, 2001. The increase in distribution expenses resulted primarily from increased vehicle lease and insurance expense.

         Selling and Administrative Expenses. Selling and administrative expenses increased $553,000, or 18.1%, to $3.6 million in the three months ended September 30, 2002, from $3.1 million in the three months ended September 30, 2001; and increased $1.5 million, or 17.1%, to $10.5 million in the nine months ended September 30, 2002, from $9.0 million in the nine months ended September 30, 2001. As a percentage of revenues, selling and administrative expenses increased 2.7% to 17.0% in the three months ended September 30, 2002, from 14.3% in the three months ended September 30, 2001; and increased 2.4% to 16.2% in the nine months ended September 30, 2002, from 13.8% in the nine months ended September 30, 2001. The Company’s selling and administrative expenses increased due to severance payments, higher insurance expenses, other professional expenses, and continuing legal expenses incurred in pending legal proceedings.

         Income from Operations. Income from operations decreased $1.9 million, or 70.0%, to $803,000 in the three months ended September 30, 2002, from $2.7 million in the three months ended September 30, 2001; and decreased $4.4 million, or 53.0%, to $3.9 million in the nine months ended September 30, 2002, from $8.3 million in the nine months ended September 30, 2001. As a percentage of revenues, income from operations decreased 8.7% to 3.8% for the three months ended September 30 2002, from 12.5% for the three months ended September 30, 2001; and decreased 6.7% to 6.0% for the nine months ended September 30, 2002, from 12.7% for the nine months ended September 30, 2001.

         Derivative Instruments. The Company had guaranteed two interest rate swaps of a third party until April 2002, when those swaps were terminated. Pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognized current unrealized losses of $347,000 in the three months ended September 30, 2001. For the nine months ended September 30, 2002, the Company recognized a current unrealized gain of $101,000, compared to an unrealized loss of $520,000 recognized for the nine months ended September 30, 2001.

         Interest Expense, Net. Interest expense decreased $117,000 to $245,000 in the three months ended September 30, 2002, from $362,000 in the three months ended September 30, 2001; and decreased $363,000 to $741,000 in the nine months ended September 30, 2002, from $1.1 million in the nine months ended September 30, 2001, primarily due to lower borrowings and lower interest rates on the Company’s credit facility.

         Income Tax Expense. Income tax expense decreased $479,000 to $209,000 in the three months ended September 30, 2002, compared to $688,000 in the three months ended September 30, 2001; and decreased $1.3 million to $1.2 million in the nine months ended September 30, 2002, from $2.5 million in the nine months ended September 30, 2001. The Company’s effective tax rate was 37.5%.

         Cumulative Effect of Change in Accounting Policy. As a result of the adoption of SFAS No. 133 on January 1, 2001, the Company recognized a cumulative effect of change in accounting principle of $113,000, which is net of tax of $69,000, in the first nine months of 2001.

Liquidity and Capital Resources

         The Company’s principal sources of capital have been cash flows from operations and borrowings under its working capital loan facility.

         The Company’s positive cash flow provided by operating activities was $9.8 million during the first nine months of 2002, compared to $10.0 million during the first nine months of 2001. A substantial reduction in net income and accounts payable were mostly offset by significant gains from accounts receivable and prepaid expenses.

         The Company’s net cash used in investing activities decreased to $7.5 million in the nine months ended September 30, 2002 from $9.7 million in the nine months ended September 30, 2001. These expenditures were funded from cash provided by operating activities and borrowings under the Company’s revolving credit facility. The reduction is primarily due to decreased purchases of property, plant and equipment.

         The Company spent $2.4 million and $5.5 million in the nine months ended September 30, 2002 and 2001, respectively, on purchases of property, plant and equipment as it substantially completed the facility equipment and expansion projects that it began in 2001. The Company has spent $5.1 million and $4.2 million in the nine months ended September 30, 2002 and 2001, respectively, on purchases of reusable surgical products. The Company estimates that its expenditures for new carts and reusable surgical products will be approximately $100,000 per month for the remainder of the year, although this amount will fluctuate depending on the growth of its business.

         The Company leases two of its processing facilities through a form of off-balance sheet financing in which a third-party purchased property and leased the asset to the Company as lessee. Lease payments are based on the approximately $10.6 million aggregate cost of the facilities and are adjusted as the LIBOR fluctuates. The Company’s obligations under the leases are secured by a letter of credit issued by First Union National Bank. When the lease terms end in February 2003, the Company may extend the lease terms, replace them with other leasing arrangements, or purchase the facilities for their cost (approximately $10.6 million). The Company has not determined which option it will pursue. The Company reflects rent payments as an expense on its statement of income. If it purchases the facilities, the Company would reflect the costs as assets on its balance sheet, its rent expense would terminate, and the Company would record depreciation expense for the buildings over their estimated useful lives.

         The Company’s revolving credit facility allows the Company to repurchase up to $5 million of its stock from time to time through open market purchases at prevailing market prices. As of September 30, 2002, the Company had repurchased 108,500 shares of its common stock, at an aggregate cost of approximately $1.4 million, of which approximately $275,000 had been repurchased in the third quarter of 2002. After not repurchasing shares since the first quarter of 2001, the Company resumed repurchasing shares in the third quarter of 2002.

         As of September 30, 2002, the Company had cash of approximately $573,000. The Company believes that its cash flows from operating activities and funds available under its credit facility will be sufficient to fund its growth and anticipated capital requirements for the next twelve months.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

         The Company’s outstanding balance under its $45.0 million revolving credit facility was approximately $15.0 million and $17.6 million as of September 30, 2002 and December 31, 2001, respectively. The credit facility’s interest rate varies between 225 and 275 basis points over LIBOR (1.819% as of September 30, 2002), depending on the Company’s leverage. The Company is subject to changes in its interest expense on this facility based on fluctuations in interest rates. Assuming an outstanding balance on this credit facility of $15 million, if the LIBOR were to increase (decrease) by 100 basis points, the Company’s interest payments would increase (decrease) by $37,500 per quarter.

         The lease payments for two of its facilities are based on application of the LIBOR rate to a notional amount of $9.7 million. If the LIBOR were to increase (decrease) by 100 basis points, the Company’s lease payments would increase (decrease) by $24,250 per quarter.

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

         Sales Process and Market Acceptance of Products and Services. The Company’s future performance depends on its ability to increase revenues to new and existing customers. The Company’s sales process for new customers is typically between six and eighteen months in duration from initial contact to purchase commitment. The extended sales process is typically due to the complicated approval process within hospitals for purchases from new suppliers, the long duration of existing supply contracts, and implementation delays pending termination of a hospital’s previous supply relationships. The long sales process inhibits the ability of the Company to quickly increase revenues from new and existing customers or enter new markets. The Company’s future performance will also depend on market acceptance of its combination of reusable surgical products, disposable accessory packs, and direct delivery and retrieval service.

         Need for Capital. The Company’s business is capital intensive and will require substantial capital expenditures for additional surgical products and equipment during the next several years to achieve its operating and expansion plans. To adequately service a new customer, the Company typically makes an investment in new reusable surgical products and carts of approximately 40% of the projected new annual revenue from the customer. The Company’s inability to obtain adequate capital could have a material adverse effect on the Company. See — “Liquidity and Capital Resources.”

         New Product Offering; Dependence on a Supplier. The Company is regularly developing new instrument processing programs. The Company is subject to a risk that the market will not broadly accept them. Further, the Company relies on Aesculap, Inc. as its major source of supply of laparoscopic instruments for its Surgical Express for Laparoscopy program. The Joint Marketing Agreement between the Company and Aesculap provides for Aesculap to furnish instruments to the Company for at least three years, subject to terms and conditions stated in the agreement. Any failure of Aesculap to furnish instruments for any reason would materially and adversely affect the Company’s ability to service this program.

         Dependence on Significant Customers and Market Consolidation. During the nine months ended September 30, 2002, Novation, HPG, and Premier, Inc. hospitals accounted for approximately 34%, 14%, and 12% of the Company’s sales, compared to 33%, 13%, and 12% in the nine months ended September 30, 2001, respectively. Although each Novation, HPG, and Premier hospital currently makes its purchasing decisions on an individual basis, and no single hospital accounted for more than 6% of the Company’s sales, the loss of a substantial portion of the Novation, HPG, or Premier hospitals’ business would have a material adverse effect on the Company.

         Competition. The Company’s business is highly competitive. Competitors include a number of distributors and manufacturers, as well as the in-house reprocessing operations of hospitals. Certain of the Company’s existing and potential competitors possess substantially greater resources than the Company. Some of the Company’s competitors, including Allegiance Corporation and Medline Industries, Inc., serve as the sole supplier of a wide assortment of products to a significant number of hospitals. While the Company has a substantial array of surgical products, many of its competitors have a greater number of products for the entire hospital, which in some instances is a competitive disadvantage for the Company. There is no assurance that the Company will be able to compete effectively with existing or potential competitors.

         Pending Securities Litigation and SEC Investigation. The Company is vigorously defending a pending securities class action lawsuit and is cooperating with a pending investigation by the Securities and Exchange Commission (SEC), which is primarily focused on the Company’s accounting for transactions underlying its restatement of its financial results announced during the fourth quarter of 2001. The Company cannot predict the outcome of these matters. These matters might in the future result in substantial costs, divert management’s attention and other resources, and have a material and adverse effect on the Company. See “Legal Proceedings.”

         Government Regulation. Significant aspects of the Company’s businesses are subject to state and federal statutes and regulations governing, among other things, medical waste-disposal and workplace health and safety. In addition, most of the products furnished or sold by the Company are subject to regulation as medical devices by the U.S. Food and Drug Administration (FDA), as well as by other federal and state agencies. The Company’s facilities are subject to quality systems inspections by FDA officials. The FDA has the power to enjoin future violations, seize adulterated or misbranded devices, require the manufacturer to remove products from the market, and publicize relevant facts. Federal or state governments might impose additional restrictions or adopt interpretations of existing laws that could materially adversely affect the Company.

Item 4.	Disclosure Controls and Procedures

         Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. Based on that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC.

         There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

         Class Action Litigation. Beginning on November 30, 2001, several substantially identical Class Action Complaints were filed in the United States District Court for the Middle District of Florida against the Company and certain of its officers and directors. The court consolidated these actions into one case and appointed lead plaintiffs and lead counsel. On June 4, 2002, the plaintiffs filed a Consolidated Amended Class Action Complaint purporting to assert claims for a class of purchasers of the Company’s common stock during the period from March 30, 2001 through April 1, 2002. The actions claim violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under that act, alleging among other things, that during the class period the Company and the individual defendants made materially false statements concerning the Company’s financial condition and its future prospects. The actions seek compensatory and other damages, and costs and expenses associated with the litigation. On August 5, 2002, the Company filed with the court a motion asking the court to dismiss the Amended Complaint with prejudice, which remains pending. This motion filing postpones any discovery in this case until after the court rules on the motion.

         The Company believes that it has substantial defenses to this matter, which it will assert vigorously. However, the Company cannot determine the impact that this matter will have on the Company.

         SEC Investigation. On February 21, 2002, the Securities and Exchange Commission issued to the Company a Formal Order of Private Investigation. The SEC’s investigation primarily concerns the Company’s accounting for transactions underlying the Company’s restatement of its financial results announced during the fourth quarter of 2001. The Company is cooperating with the investigation. The Company cannot determine the impact that this matter will have on the Company.

Item 2.	Changes in Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

Exhibit Number	Exhibit Description

10.48	Employment Agreement dated as of April 1, 2002, between the Company and Charles L. Pope.

10.49	Separation Agreement dated as of August 15, 2002, between the Company and Richard T. Isel.

Reports on Form 8-K

         On August 14, 2002, the Company filed a report on Form 8-K announcing that the Company submitted a certification to the Securities and Exchange Commission of the Company’s report on Form 10-Q for the quarter ended June 30, 2002, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         On August 15, 2002, the Company filed a report on Form 8-K announcing the retirement of the Company’s Chief Executive Officer and Chairman of the Board of Directors, the election of a new Chairman of the Board, and the initiation of search efforts for a new Chief Executive Officer.

Signatures and Certifications of the Chief Executive Officer and the Chief Financial Officer of the Company.

         The following pages include the Signatures page for this Form 10-Q and two separate Certifications of the Interim Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) of the Company.

         The first form of Certification is required by Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). The Section 302 Certification includes references to an evaluation of the effectiveness of the design and operation of the company’s “disclosure controls and procedures” and its “internal controls and procedures for financial reporting”. Item 4 of Part I of this Quarterly Report presents the conclusions of the CEO and the CFO about the effectiveness of such controls based on and as of the date of such evaluation (relating to Item 4 of the Section 302 Certification), and contains additional information concerning disclosures to the Company’s Audit Committee and independent auditors with regard to deficiencies in internal controls and fraud (Item 5 of the Section 302 Certification) and related matters (Item 6 of the Section 302 Certification).

         The second form of Certification is required by section 1350 of chapter 63 of title 18 of the United States Code.

SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SRI/SURGICAL EXPRESS, INC.
Date: November 13, 2002	By:	/s/ CHARLES L. POPE

Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, James T. Boosales, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SRI/Surgical Express, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ JAMES T. BOOSALES

James T. Boosales Interim Chief Executive Officer

CERTIFICATIONS (continued)

I, Charles L. Pope, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SRI/Surgical Express, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ CHARLES L. POPE

Charles L. Pope Senior Vice President and Chief Financial Officer

CERTIFICATIONS (continued)

         Each of the undersigned hereby certifies, for the purposes of section 1350 of chapter 63 of title 18 of the United States Code, in his capacity as an officer of SRI/Surgical Express, Inc. (SRI), that, to his knowledge, the Quarterly Report of SRI on Form 10-Q for the period ended September 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operation of SRI.

Date: November 13, 2002	By:	/s/ JAMES T. BOOSALES

James T. Boosales Interim Chief Executive Officer

Date: November 13, 2002	By:	/s/ CHARLES L. POPE

Charles L. Pope Senior Vice President and Chief Financial Officer