Form 10-K
period 2002-12-31
SRI SURGICAL EXPRESS INC
filed 2003-03-31
CIK 1014041

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File No. 000-20997

SRI/SURGICAL EXPRESS, INC.

(Exact name of registrant as specified in its charter)

Florida (State of Incorporation)	59-3252632 (IRS Employer Identification No.)

12425 Race Track Road, Tampa, Florida (Address of principal executive offices)	33626 (Zip Code)

Registrant’s telephone number, including area code: (813) 891-9550

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 14, 2003, as reported on the Nasdaq National Market, was approximately $18,995,243.

The Registrant had outstanding 6,268,877 shares of Common Stock as of March 3, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders to be held on May 14, 2003 is incorporated by reference in Part III of this report to the extent stated herein.

SRI/SURGICAL EXPRESS, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2002

SIGNATURES & CERTIFICATIONS	45

PART I

ITEM 1.         BUSINESS

SRI/Surgical Express, Inc.® (“SRI” or the “Company”) provides hospitals and surgery centers with a comprehensive surgical procedure-based daily delivery service. The foundations of this service are SRI’s reusable surgical products, including gowns, towels, drapes, basins, and instruments, and its daily delivery and retrieval of these products for each customer. To provide its customers with a comprehensive offering for surgical procedures, the Company complements these reusable products with cost-effective disposable accessory packs and individual single sterile disposable items. SRI® believes its superior quality reusable products and its service solutions, including direct delivery to its customers’ departments, differentiate SRI from its competitors.

At eleven regional facilities, SRI collects, sorts, cleans, inspects, packages, sterilizes, and delivers its reusable products on a just-in-time basis. SRI offers an integrated “closed-loop” reprocessing service that uses two of the most technologically advanced reusable textiles: (i) a GORE® Surgical Barrier Fabric for gowns and drapes that is breathable yet liquidproof and provides a viral/bacterial barrier and (ii) an advanced microfiber polyester surgical fabric for gowns and drapes, which is liquid and bacterial resistant.

SRI’s Surgical Express® program uses daily delivery and retrieval to provide customers with an expanded program of products and services. Surgical Express is an outsourced Surgical Case Cart Management Program that reduces hospital and surgery centers’ processing costs and their investment in surgical products. The Company supplements its core reusable products offering with disposable accessory packs containing smaller surgical items that are not reusable, such as needles, syringes, and tubing. The Company believes that its customers benefit significantly from the flexibility offered by its combination of reusable surgical gowns, towels, drapes, and basins with disposable products and instruments.

SRI believes that Surgical Express is a superior quality and competitively-priced alternative to a full disposable program, other procedure-based surgical supply programs, and operating an in-house reusable program for surgical products. The Company’s delivery service offers savings to hospitals by reducing or eliminating the following costly steps associated with the disposable or in-house alternatives: (i) disposing of biohazardous wastes, (ii) carrying an inventory of disposable surgical products, including costly disposable instruments, and (iii) in-house processing of reusable surgical products. In addition to these cost savings, the Company’s liquidproof and liquid resistant gowns offer surgeons and surgical staff enhanced protection against transmission of blood-borne pathogens, including the HIV and hepatitis viruses, and the Company’s reusable gowns are made with a breathable surgical fabric, which is designed for superior comfort during long procedures. Also, the Company believes hospitals are attracted by the convenience of its complete supply management program that is provided and billed on a per-procedure basis.

In 2000, SRI introduced to its customers its first complete procedure-based service, Surgical Express for Laparoscopy, which combines its core reusable products offering with disposable products and laparoscopic instruments required for laparoscopic surgical procedures. The Company charges customers a single procedure price for the supplies and instruments required for a laparoscopic procedure. The Company now offers it customers procedure-based services for orthopedic, general instrument, and labor and delivery surgical procedures and expects to continue developing new instrument programs. As of December 31, 2002, the Company was servicing 60 instrument projects at 27 hospitals from eight of its facilities.

The Company offers its instrument programs pursuant to a Joint Marketing Agreement dated April 28, 2000 with Aesculap, Inc., one of the oldest and largest worldwide suppliers of surgical instruments. The agreement expires in April 2003, but the parties are negotiating a renewal that would extend the relationship for a significant term. The agreement provides for Aesculap to furnish and repair laparoscopic instruments. The Company delivers, retrieves, and reprocesses the instruments and is responsible for customer relationships. Aesculap receives an agreed share of the revenues from each procedure based on the number and kinds of procedures and the number and combination of instruments for each procedure. See “Business – Certain Considerations – New Product Offering; Dependence on a Supplier.”

As of December 31, 2002, SRI serves a customer base of approximately 325 hospitals and surgery centers located in 24 states and the District of Columbia. SRI is increasingly focused on large networks of hospitals.

The Company maintains agreements to supply several group purchasing organizations, including most significantly Novation and HealthTrust Purchasing Group (HPG). Novation is the supply company for Voluntary Hospitals of America (VHA) and University HealthSystem Consortium (UHC). SRI offers Novation members its Surgical Express program as a unitized delivery system featuring reusable surgical textiles, reusable instruments, and disposable accessory packs. HealthTrust Purchasing Group (HPG) is a group purchasing organization representing over 600 hospitals and surgery centers. The contract with HPG designates SRI as its primary outsource vendor for reusable surgical products, including instruments. With its Novation, HPG and other agreements, Surgical Express is an available contracted alternative for over 2,000 hospitals and surgery centers across the country. The Company continues to pursue additional group purchasing organization contracts that would allow it to further penetrate the surgical supply market.

The Market

The United States health care system includes approximately 7,000 acute care hospitals, over 2,750 freestanding surgery centers, and a variety of other health care facilities. According to industry sources, approximately 40 million surgical procedures were performed at hospitals and surgery centers in 2002. The Company believes that between $100-$150 of surgical products service revenues, including $30-$50 from reusable products, can be realized from a typical surgical procedure. SRI estimates that revenue of between $200 and $400 typically can be realized from procedures such as laparoscopies, in which instruments are provided.

In the 1980’s, hospitals began using custom procedure trays because of their convenience. This trend continued growing throughout the 1990’s. A custom procedure tray typically contains, in disposable form, most of the sterile products used in a particular surgical or other medical procedure. Industry sources estimate total annual sales of custom procedure trays in the United States to be $1.5 billion, an amount that appears to have been stable over the last three to four years. The Company believes that custom procedure trays suffer shortcomings in comparison to reusable products, including costs associated with excessive product content, storage, handling and waste disposal, lost instruments and the working capital requirements required to carry product inventory.

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

The following market conditions provide continuing opportunities for SRI’s Surgical Express program:

Continued Pressure on Hospitals to Contain Costs and Improve Profitability. With the growth of managed care and a decrease in surgical service reimbursements, economic constraints continue to require hospitals to become more efficient by limiting capital investments and reducing staff and costs. Hospitals are continually seeking to decrease their cost of operations, including supplies and waste disposal. SRI’s service eliminates the need for in-house inventory or processing facilities and the process costs associated with stocking and discarding disposable products.

Concern Regarding the Transmission of Infectious Diseases. The health care industry must manage risks of transmission of infectious diseases from cross-infections. These concerns increase the desirability of surgical barrier fabrics that protect surgeons and surgical staff from patient liquids. SRI’s liquidproof gown prevents liquid and viral strike-through in critical areas during surgical procedures involving higher risk. The Company’s standard gown is specially designed to resist liquid and bacterial strike-through in most other surgical procedures.

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

Strategy

The Company’s objective is to continue its growth and become the preferred surgical supply solution. The Company’s principal strategies for achieving this objective are as follows:

Leverage Infrastructure With Increased Penetration in Existing Markets. The Company believes its existing facilities currently operate at approximately 20-25% of their aggregate annual revenue capacity. The Company has increased this facility revenue capacity by modifying its service to include instrument processing and adding instrument reprocessing capability at its facilities. SRI serves several large metropolitan areas through highway transport and satellite distribution centers supported by a regional facility. Under its Surgical Express program, the Company operates service centers that enable the Company to service larger accounts and provide closer customer contact, enabling the Company to move into selected markets without constructing a new facility.

Help Solve Hospitals’ Cost Issues. The Company believes that its service addresses hospitals’ needs to reduce operating costs. More importantly, when fully implemented, SRI’s Surgical Express program offers hospitals more comprehensive value by reducing product expenditures, supply chain process costs, biohazardous waste, and instrument costs. Under its Surgical Express programs, the Company provides hospitals an attractive per procedure billing arrangement that allows them to easily identify that cost component of their services.

Expand National and Regional Agreements. The Company’s existing service agreements are primarily with individual hospitals. To leverage their purchasing power, many hospitals have joined in large groups and increasingly in recent years, smaller independent delivery networks. These smaller networks believe that they can negotiate and control their product supply more effectively than large group purchasing organizations. SRI maintains arrangements to supply two national group purchasing organizations, Novation (the supply company for VHA and UHC) and HPG (see “Business—Group Purchasing Agreements”). As a key part of its marketing strategy, management offers its Surgical Express Program to national and regional hospital groups, as well as the individual hospitals that have been SRI’s customer base.

Utilize Operational Knowledge. The Company designed and developed its 11 facilities and has gained substantial knowledge by operating them since it’s inception. The Company continues to supplement that expertise through processing and engineering experience with instruments and other products. The Company believes that no other supplier offers comparable knowledge and experience in the reusable product segment.

Delivery, Retrieval and Reprocessing System

SRI’s Surgical Express procedure-based service furnishes hospital customers the products needed for a particular surgical procedure, including reusable packs, disposable accessory packs, single sterile items, and instruments. Following a procedure, the hospital discards the small amount of disposable products used and places soiled reusable products into SRI’s lockable carts.

SRI’s closed-loop reprocessing service picks up soiled reusable surgical products from its customers and sorts, cleans, inspects, packages, sterilizes, and redelivers the products to customers. SRI’s trucks deliver clean carts of sterilized surgical products to the hospital or surgical center and retrieve carts containing soiled products and return them to its facility for reprocessing. The specially designed aluminum carts that hold sterile product are lockable to maintain security. Carts conveniently roll for delivery within the hospital and convert into hampers to hold soiled or used products after the procedure. The customer avoids the need to maintain secondary stock locations and the costs of either reprocessing reusable products or stocking and discarding disposable products.

Upon return to SRI’s facility, the contents of the soiled carts are sorted by product type in a controlled area and transferred to the appropriate area for processing and decontamination. Soiled linen products are processed through an automated washing and drying process that delivers clean and decontaminated products to the pack room floor, where they are carefully inspected, repaired if necessary, folded, and assembled into packs. Surgical instruments and other stainless products are segregated and processed through specially designed processes by trained instrument technicians. SRI processes high quality reusable instruments designed to be thoroughly cleaned and decontaminated. Following the cleaning/ decontamination process, each instrument is inspected and tested for functionality prior to being included in a pack/ instrument set. Stainless steel basin components, delivery carts and other reusable products are processed through automated tunnel washers before reuse. Following assembly, packs are steam sterilized and combined with complementary disposable packs for delivery to the customers. All processing is performed in accordance with documented procedures.

The Company closely monitors its processes to ensure its reusable products’ useful lives are fully realized. To accurately track its amortization expense, SRI uses a barcoding system, which maintains its reusable surgical products’ status, history, and number of uses.

Customers

The growth of SRI’s business since its inception reflects its products’ appeal, its service quality, and general customer resistance to change when the SRI system is in place. SRI also believes its direct relationships with hospitals’ staffs have been important in attracting and retaining customers. Many of SRI’s competitors use a distributor system that introduces an intermediary between the competition and their customers, which SRI believes adds costs and reduces customer contact.

The Company’s sales process for new customers is typically six to eighteen months in duration from initial contact to a purchase commitment. The extended sales process is typically due to the complicated approval process within hospitals for purchases from new suppliers, the long duration of existing supply contracts, and implementation delays pending termination of a hospital’s previous supply relationships. Conversely, SRI’s high service level, quality products, and customer resistance to change help SRI retain its existing customers.

SRI bills its customers weekly for the previous week’s deliveries under service contracts or purchase orders. A signed and dated packing slip and a randomly generated delivery confirmation number evidences confirmation of deliveries. Consistent with industry custom, customer service contracts generally are cancelable by either party with 90 days notice, and customers may, without penalty, unilaterally reduce their use of the Company’s services under these contracts. Surgical Express contracts have longer terms, typically three to five years, with more stringent cancellation provisions.

Products

SRI’s principal reusable surgical products are its liquidproof and liquid resistant surgical gowns, towels, drapes, and stainless steel basin sets. SRI offers these products in a variety of packs configured to the hospital’s specific needs. Packs are comprised of various combinations of gowns, absorbent towels, liquidproof backtable covers, mayo stand covers, and stainless components.

The Company’s liquidproof gown has GORE® Surgical Barrier Fabric in critical areas to provide protection for procedures that present a higher risk of liquid strike-through. This protection is critical to SRI’s customers given continuing concerns of doctors, staff, and regulatory authorities regarding transmission of blood-borne pathogens, including the HIV and hepatitis viruses. The Gore Surgical Barrier fabric is a liquidproof, breathable material providing additional protection for the surgical staff while allowing for continued comfort during longer procedures. The Company’s liquid resistant gown is made of an advanced microfiber polyester fabric designed to resist liquid and bacterial strike-through in most surgical procedures. All of SRI’s gowns and drapes offer the wearer both comfort and breathability, combined with a high level of protection from liquid penetration that SRI believes is superior to that offered by disposable products.

SRI contracts with third-party vendors for the weaving of microfiber fabric and the cutting and sewing of garments, wraps, and drapes. In August 1998, the Company signed a ten-year sales and manufacturing agreement with Standard Textile Co., Inc., under which Standard Textile manufactures the bulk of SRI’s reusable textile products with fabric provided by W.L. Gore and other textile suppliers. The other components of the Company’s products are currently available at reasonable costs from a variety of suppliers. To complement its reusable surgical products, the Company offers disposable accessory packs containing smaller surgical products, such as needles, syringes, and tubing. The Company develops these packs with its customers’ cooperation to assure a desirable and cost-effective product mix. SRI purchases the products from major manufacturers, assembles the products in packs, arranges for ethylene oxide sterilization by a third party, and delivers them to customers on its carts with its reusable products. The Company’s product offering also includes selected reusable instruments. SRI offers general, laparoscopic, orthopedic and labor and delivery instruments through its Surgical Express service for surgical procedures. The service includes instruments and reusable and disposable products needed for particular surgical procedures.

Employees

As of December 31, 2002, SRI employed 984 people, consisting of 60 persons in management, administration and finance at its corporate office and 924 people in various positions at the Company’s facilities. The Company’s employees are not covered by a collective bargaining agreement. The Company considers its employee relations to be good.

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

Unlike SRI, many of SRI’s competitors offer full national coverage. Some of these competitors have much greater resources than the Company. The Company’s principal competitors are Allegiance Corporation (a subsidiary of Cardinal Health, Inc.), which has a substantial market share, Medline Industries, Inc., Maxxim Medical Inc., and Kimberly-Clark Corporation.

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

Regulation

Substantially all of the Company’s products and services are subject to extensive government regulation in the United States by federal, state, and local governmental agencies, including the Food and Drug Administration (the “FDA”), the Department of Transportation (“DOT”), and the Occupational Safety and Health Administration (“OSHA”).

The Company’s reusable products are regulated as medical devices by the FDA, which regulates the development, production, distribution, and promotion of medical devices in the United States. Various states in which the Company does business also regulate medical devices. Pursuant to the Federal Food Drug and Cosmetics Act (the “FDA Act”), the Company’s medical devices are subject to general controls regarding FDA inspections of facilities, “Current Good Manufacturing Practices (“cGMP’s”),” labeling, maintenance of records, and medical device reporting with the FDA. To the extent required, the Company has obtained FDA pre-market approval of its devices under Section 510(k) of regulations issued under the FDA Act, which provides for FDA approval on an expedited basis for products shown to be substantially equivalent to devices already cleared by the FDA and currently legally marketable in the United States. Products must be produced in establishments registered with the FDA and manufactured in accordance with cGMP’s, as defined under the FDA Act. The cGMP requirements have been substantially revised and incorporated into what is now known as the “Quality System Regulation,” or QSR, (21 CFR Part 820). Since the QSRs were first issued on June 1, 1997, the focus of most routine FDA inspections has been compliance with these new regulations. In addition, the Company’s medical devices must be initially listed with the FDA, and its labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The Medical Device Reporting regulation obligates the Company to provide information to the FDA on injuries or deaths alleged to have been associated with the use of a product or in connection with certain product failures that could have caused serious injury or death. If the Company fails to comply with the applicable provisions of the FDA Act, the FDA may institute proceedings to detain or seize products, impose fines, enjoin future company activities, impose product labeling restrictions, or enforce product recalls or withdrawals from the market.

The Company and its hospital customers also must comply with regulations of OSHA, including the bloodborne pathogen rule requiring standard “universal” precautions be observed to minimize exposure to blood and other bodily fluids. To comply with these requirements, the Company’s employees wear personal protective equipment when handling soiled linens in the facility’s decontamination area. Properly used, the Company’s products allow its hospital customers to protect their employees in compliance with these regulations. The Company must comply with local regulations governing the discharge of water used in its operations. The Company uses local licensed contractors to dispose of any biohazardous waste generated by the hospital and received by the Company and therefore does not need to obtain permits for biohazardous waste disposal. The Company must comply with DOT and OSHA regulations governing the transportation of biohazardous materials, which include containing and labeling waste as well as reporting various discharges. The Company complies with these regulations by confining soiled products inside marked liquidproof bags for transport within locked, marked transfer carts. Sterilization of the Company’s disposable accessory packs is provided by a third-party contractor. The use of ethylene oxide by the contractor in the sterilization of the Company’s disposable accessory packs is subject to regulation by FDA, OSHA, and the Environmental Protection Agency.

In addition to the foregoing, other federal, state and local regulatory authorities, including those enforcing laws which relate to the environment, fire hazard control, and working conditions, have jurisdiction to take actions that could have a material adverse effect on the Company. The Company makes expenditures from time to time to comply with environmental regulations, but does not expect any material capital expenditure for environmental compliance in 2003.

As of December 31, 2002, the Company knows of no pending issues with any regulatory authorities which could have a materially adverse affect on the Company.

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

Sales Process and Market Acceptance of Products and Services. The Company’s future performance depends on its ability to increase revenues from new and existing customers. The Company’s sales process for new customers is typically between six and eighteen months in duration from initial contact to purchase commitment. The extended sales process is typically due to the complicated approval process within hospitals for purchases from new suppliers, the long duration of existing supply contracts, and implementation delays pending termination of a hospital’s previous supply relationships. The long sales process inhibits the ability of the Company to quickly increase revenues from new and existing customers or enter new markets. SRI’s future performance will also depend on market acceptance of its combination of reusable surgical products, disposable accessory packs, and direct delivery and retrieval service. See “Business—The Market.”

Need for Capital. The Company’s business is capital intensive and will require substantial expenditures for additional surgical products and equipment during the next several years to achieve its operating and expansion plans. To adequately service a new customer, SRI typically makes an investment in new reusable surgical products and carts of approximately 40% of the projected new annual revenue from the customer. The Company’s inability to obtain adequate debt or equity capital would have a material adverse effect on the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Note D of Notes to Consolidated Financial Statements.”

New Product Offering; Dependence on a Supplier. The Company is regularly developing new instrument processing programs. The Company is subject to a risk that the market will not broadly accept them. Further, the Company relies on Aesculap, Inc. as its major source of supply of instruments for its instrument programs. The Joint Marketing Agreement between SRI and Aesculap that provides for Aesculap to furnish instruments to the Company is set to expire in April 2003, and the parties are negotiating its renewal. Any failure of Aesculap to furnish instruments for any reason would materially and adversely affect the Company’s ability to service this program until SRI secured one or more alternative suppliers.

Dependence on Significant Customers and Market Consolidation. During 2002, Novation, HPG, and Premier, Inc. hospitals accounted for approximately 34%, 14%, and 11% of the Company’s sales, compared to 31%, 13%, and 16% in 2001, respectively. Although each Novation, HPG, and Premier hospital currently makes its purchasing decisions on an individual basis, and no single hospital accounted for more than 6% of the Company’s sales, the loss of a substantial portion of the Novation, Premier, or HPG hospitals’ business would have a material adverse effect on the Company.

Competition. The Company’s business is highly competitive. Competitors include a number of distributors and manufacturers, as well as the in-house reprocessing operations of hospitals. Certain of the Company’s existing and potential competitors possess substantially greater resources than the Company. Some of the Company’s competitors, including Allegiance Corporation (a subsidiary of Cardinal Health, Inc.) and Medline Industries, Inc., serve as the sole supplier of a wide assortment of products to a significant number of hospitals. While the Company has a substantial array of surgical products, many of its competitors have a greater number of products for the entire hospital, which in some instances is a competitive disadvantage for the Company. There is no assurance that the Company will be able to compete effectively with existing or potential competitors. See “Business—Competition.”

Pending SEC Investigation. As previously disclosed, the Company is cooperating with a pending investigation by the Securities and Exchange Commission (SEC), which is primarily focused on the Company’s accounting for transactions underlying its restatement of its financial results for the third quarter of 2001. Although SRI has reached preliminary agreement with the SEC’s staff regarding a settlement with respect to its investigation, this settlement remains subject to documentation and Commission authorization. Further, the settlement covers only SRI and the named individuals. See “Legal Proceedings.”

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

The Company’s properties and the major markets that they serve are summarized below. SRI owns its Chattanooga, Cincinnati, Houston, and Stockton processing facilities; it leases the remaining processing facilities. The Company also leases its Disposable Accessory Pack facility in Plant City, Florida, where it assembles and packages surgical products into customer specific disposable accessory packs. The Company transports these disposable accessory packs to a third party facility for sterilization. The Company believes its existing facilities adequately serve its current requirements.

Facility and Location	Sq. Ft. (Approx.)	Lease Expiration	Selected Markets Served

Processing facilities:
Baltimore, Maryland	58,700	February 28, 2007 (Options to 2012)	Baltimore, Philadelphia, Richmond, New Jersey, Washington D.C. Massachusetts,
Chattanooga, Tennessee	50,000	Owned	Atlanta, Birmingham, Nashville
Cincinnati, Ohio	50,000	Owned	Columbus, Akron, Cincinnati, Louisville, Lexington
Dallas, Texas	49,700	March 31, 2005 (Options to 2010)	Dallas, Oklahoma City, Tulsa
Detroit, Michigan	23,000	September 30, 2007 (Options to 2012)	Chicago, Detroit, Milwaukee, Toledo, Flint, Cleveland, Ann Arbor
Houston, Texas	30,000	Owned	Houston, San Antonio, Austin
Los Angeles, California	30,400	November 30, 2007 (Options to 2012)	San Diego, Los Angeles, Arizona
Raleigh, North Carolina	63,500	April 30, 2007 (Options to 2012)	South Carolina, North Carolina
Salt Lake City, Utah	31,800	July 5, 2006 (Options to 2018)	Utah, Idaho
Stockton, California	57,000	Owned	Sacramento, San Francisco, Oakland
Tampa, Florida	63,000	January 23, 2012 (Options to 2032)	Tampa, Miami, Orlando, Jacksonville, Gainesville, Ocala, Ft. Myers, Ft. Lauderdale

Service centers:
Chicago, Illinois	3,200	November 30, 2003	—
Louisville, Kentucky	10,000(1)		—
Miami, Florida	4,000	January 31, 2005	—
Oklahoma City, Oklahoma	3,600	September 1, 2003	—
Southborough, Massachusetts	13,600	June 30, 2005	—

Warehouses:
Detroit, Michigan	11,000	November 30, 2003	—
Long Beach, California	3,300	July 31, 2007	—

Disposable products facility:
Plant City, Florida	40,800	November 1, 2004 (Options to 2009)	—

Corporate office:
Tampa, Florida	42,000	April 3, 2021	—

______________

(1)        Service center provided by hospital

ITEM 3.         LEGAL PROCEEDINGS

SEC Investigation. The Company is cooperating with a previously disclosed investigation by the Securities and Exchange Commission that is focused primarily on the Company’s accounting transactions underlying a restatement of its financial results for the third quarter of 2001. SRI announced the restatement on November 27, 2001, shortly after it initially reported the results on October 25, 2001.

SRI has preliminarily agreed with the staff of the Securities and Exchange Commission to a settlement with respect to this investigation. In the proposed settlement, without admitting or denying the SEC’s findings, SRI and two of its former officers, Wayne R. Peterson and James T. Boosales, would consent to an administrative cease and desist order regarding books and records, internal controls, and reporting provisions of the Securities Exchange Act of 1934. No penalties or other monetary fines would be assessed. The SEC would not make any finding of fraud by SRI or any of the named individuals. Mr. Peterson and Mr. Boosales each retired from his position as an Executive Vice President of SRI in December 2002 and each remains a director of the Company. The settlement would not require any further restatement of SRI’s financial results for any period. The settlement covers only SRI and Messrs. Peterson and Boosales and remains subject to the completion of settlement documentation and Commission authorization. See Business--Certain Considerations--Pending SEC Investigation.

Class Action Litigation. On January 16, 2003, the Company entered into a Memorandum of Understanding for the settlement and release of claims against the Company and certain former officers that were asserted in a Consolidated Amended Class Action Complaint filed on June 4, 2002, in the United States District Court for the Middle District of Florida. This litigation is a consolidation of substantially similar shareholders lawsuits filed against the Company and certain of its former officers beginning on November 30, 2001, following its restatement of its financial results for the 2001 third quarter. The actions claim violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under that act, alleging among other things, that during the class period the Company and individual defendants made materially false statements regarding the Company’s financial condition and its future prospects. The total settlement amount is $1,900,000, all of which will be covered by the Company’s insurer. The settlement remains subject to court approval. No accruals for damages were recorded for this matter as of December 31, 2002 and 2001.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5.         MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s Common Stock trades publicly on The Nasdaq National Market tier of the Nasdaq Stock Market under the symbol “STRC.” The table below sets forth the high and low bid quotations for the Company’s Common Stock from January 1, 2001 through December 31, 2002. These bid prices represent prices between dealers without adjustment for retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

COMMON STOCK PRICE RANGE

	HIGH	LOW

2001

First Quarter	$20.375	$12.500
Second Quarter	$36.500	$18.625
Third Quarter	$41.910	$26.000
Fourth Quarter	$36.560	$11.650

2002

First Quarter	$18.050	$15.210
Second Quarter	$15.780	$11.400
Third Quarter	$12.610	$8.000
Fourth Quarter	$10.030	$4.750

The Company has never declared or paid cash dividends on its Common Stock. The Company currently expects that its earnings will be retained for development and expansion, and does not anticipate paying dividends on its Common Stock in the foreseeable future. Financial covenants in the Company’s credit facility prohibit the payment of cash dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources” and “Notes to Consolidated Financial Statements.” On February 13, 2003, there were approximately 41 holders of record of the Common Stock.

ITEM 6.         SELECTED FINANCIAL DATA

The following table contains certain selected financial data and is qualified by the more detailed Consolidated Financial Statements and Notes thereto included elsewhere in this report. The selected financial data have been derived from the Company’s audited consolidated financial statements. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	SRI/Surgical Express, Inc. Years Ended

	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2000	Dec. 31, 1999	Dec. 31, 1998

	(In thousands, except per share data)
Statement of operations data:
Revenues	$86,564	$86,426	$77,817	$68,596	$52,318
Cost of revenues	62,024	58,296	53,043	47,011	35,334

Gross profit	24,540	28,130	24,774	21,585	16,984
Distribution expenses	5,698	5,557	5,293	5,121	3,788
Selling and administrative expenses	14,021	12,512	11,224	9,700	7,065

Income from operations	4,821	10,061	8,257	6,764	6,131
Unrealized gain (loss) on derivative instruments	101	(407)	—	—	—
Interest expense, net	989	1,381	1,174	307	52

Income before income taxes	3,933	8,273	7,083	6,457	6,079

Income tax expense	1,474	3,103	2,463	2,503	2,393

Income before cumulative effect of change in accounting policy	2,459	5,170	4,620	3,954	3,686
Cumulative effect of change in accounting policy, net of tax	—	(113)	—	—	—

Net income	$2,459	$5,057	$4,620	$3,954	$3,686

Dividends on preferred stock	—	56	204	208	67

Net income available for common shareholders	$2,459	$5,001	$4,416	$3,746	$3,619

Income per common share, basic:
Income available for common shareholders before cumulative effect of change in accounting principle	$0.38	$0.85	$0.78	$0.66	$0.64
Cumulative effect of change in accounting principle	—	0.02	—	—	—

Net income available for common shareholders	$0.38	$0.83	$0.78	$0.66	$0.64

Income per common share, diluted:
Income before cumulative effect of change in accounting principle	$0.38	$0.78	$0.73	$0.63	$0.61
Cumulative effect of change in accounting principle	—	0.02	—	—	—

Net income per common share	$0.38	$0.76	$0.73	$0.63	$0.61

Weighted average common shares outstanding, basic	6,391	6,037	5,673	5,676	5,662

Weighted average common shares outstanding, diluted	6,500	6,591	6,360	6,322	6,019

Balance sheet data (at end of period):
Reusable surgical products, net	$25,642	$25,554	$24,168	$19,796	$14,705
Total assets	91,906	82,685	66,516	56,155	43,620
Notes payable to bank	15,452	17,612	15,593	8,852	2,408
Total liabilities	39,061	32,781	23,664	17,181	8,498
Shareholders’ equity	52,845	49,904	42,852	38,974	35,122

The following selected unaudited quarterly information is being disclosed in accordance with Regulation S-K (Item 302):

For the year ended December 31, 2002:

	Quarters Ended

	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002

	(In thousands, except per share data)

Revenues	$21,755	$21,898	$21,187	$21,724
Gross profit	6,258	6,542	5,815	5,925
Net income available for common shareholders	$748	$937	$349	$425
Basic earnings per share	$0.12	$0.14	$0.05	$0.07
Diluted earnings per share	$0.12	$0.14	$0.05	$0.07

For the year ended December 31, 2001:

	Quarters Ended

	March 31, 2001	June 30, 2001	Sept 30, 2001	Dec 31, 2001

	(In thousands, except per share data)

Revenues	$21,298	$22,469	$21,340	$21,319
Gross profit	6,750	7,454	7,090	6,836
Income before cumulative effect of change in accounting principle	1,267	1,616	1,276	1,011
Cumulative effect of change in accounting principle	113	—	—	—
Net income	1,154	1,616	1,276	1,011
Net income available for common shareholders	1,103	1,611	1,276	1,011
Basic earnings per share	0.20	0.26	0.21	0.16
Basic earnings per share before effect of change in accounting principle	0.22	0.26	0.21	0.16
Diluted earnings per share	0.18	0.24	0.19	0.15
Diluted earnings per share before cumulative effect of change in accounting principle	0.20	0.24	0.19	0.15

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto included elsewhere in this report. This discussion and analysis contains trend analysis and might contain forward-looking statements. These statements are based on current expectations and actual results might differ materially. Among the factors that could cause actual results to vary are those described in this “Overview” section and in “Business - Certain Considerations.”

The Company’s revenues are derived from providing hospitals and surgery centers with reusable gowns, towels, drapes, basins, and instruments for use in surgical procedures through a daily comprehensive surgical procedure-based delivery and retrieval system, and also from the sale of disposable surgical products that supplement its reusable surgical product service. The Company’s revenue growth is primarily affected by the number of customers, the number and type of surgical procedures it services for each customer, and pricing for its various types of surgical packs.

The Company in 2001 made investments in staff, facility expansions, and additional reusable surgical products in anticipation of revenue growth. As previously disclosed, the Company has endured a period in which its revenues have been adversely affected by the competitive market for its products and services, including price reductions on some accounts to retain customers, as well as the continuing impact of lost customers and delays and obstacles in securing new customers. Revenue losses from these factors have been partially offset by significant growth in the Company’s instrument business, with revenue from that business increasing by 61% to $7.5 million in 2002, compared to $4.7 million in 2001.

In 2002, the Company engaged Joseph A. Largey as its new Chief Executive Officer and Charles L. Pope as its new Chief Financial Officer. The Company’s former CEO, CFO, and Chief Operating Officer retired in 2002. The new management team is continuing initiatives started last year to refocus attention on SRI’s existing customers, with the objective of stemming loss of customers that adversely affected revenues beginning in the second half of 2001 and returning the Company to its historically high customer retention levels. The new team also plans a renewed emphasis on sales and marketing efforts, continued development of group purchasing organizations contracts and national accounts, strengthening supply partnerships, and continued cost and overhead reduction initiatives.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Note B to the Company’s consolidated financial statements describes the significant accounting policies and methods that the Company uses in preparing its consolidated financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, amortization of reusable products, shrinkage and obsolescence of inventory and reusable surgical products, and goodwill impairments. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements:

Allowance for Doubtful Accounts. The Company’s allowance for doubtful accounts is based on its assessment of the collectibility of specific customer accounts and the overall aging of its accounts receivable. SRI would be required to increase this allowance, adversely affecting net income, if a major customer’s creditworthiness deteriorates or actual defaults run at a rate higher than historical experience.

Amortization of Reusable Products. The Company states its reusable surgical products at cost and computes amortization on a basis similar to the units of production method. The Company estimates the useful lives for each product based on its estimate of the total number of “uses” for which the product will be available. SRI estimates that its products using its three principal fabrics (accounting for 85% of its products) will be available for 75, 100, and 125 uses based on several factors, including the Company’s actual experience with these products over the past ten years. If its actual use experience with these products is shorter than these assumptions, the Company’s amortization rates for reusable products would increase, therefore adversely affecting its net income.

Reserves for Shrinkage and Obsolescence for Reusable Surgical Products. SRI determines its reserves for shrinkage and obsolescence of its reusable products by tracking those products with its bar-coding system. Based on historical experience, the Company believes that any products not scanned by the system for a 210-day period are lost. If actual losses exceed management’s estimates, the Company’s shrinkage reserve would increase, adversely affecting its net income.

Reserves for Shrinkage and Obsolescence for Inventories. SRI determines its reserves for shrinkage and obsolescence of its inventories based on historical results, including the results of cycle counts performed during the year, and the evaluation of the aging of finished goods of reusable surgical products and disposable packs. If actual losses exceed management’s estimates and assumptions, the Company’s inventory reserves would increase, adversely affecting its net income.

Impairment of Goodwill and other Intangible Assets. The Company adopted Statement of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets, as of January 1, 2002. The Company tests goodwill for impairment using the two-step process prescribed in Statement 142. Any impairment charge resulting from these transitional impairment tests would have been reflected as a cumulative effect of a change in accounting principle in 2002. SRI’s adoption of Statement 142 in 2002 did not affect its results of operations or financial position. Pursuant to Statement 142, SRI must test its intangible assets for impairment annually, or more frequently if indicators of impairment arise. Any impairment would adversely affect SRI’s net income.

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain items reflected in the consolidated statements of income of the Company.

	Years Ended December 31,

	2002	2001	2000

Revenues	100.0%	100.0%	100.0%
Cost of revenues	71.7	67.5	68.2

Gross profit	28.3	32.5	31.8

Distribution expenses	6.6	6.4	6.8
Selling and administrative expenses	16.1	14.5	14.4

Income from operations	5.6	11.6	10.6

Unrealized gain (loss) on derivative instruments	0.1	(0.4)	—
Interest expense, net	1.2	1.6	1.5

Income before income taxes	4.5	9.6	9.1

Income tax expense	1.7	3.6	3.2

Income before cumulative effect of change in accounting policy	2.8	6.0	5.9

Cumulative effect of change in accounting policy, net of tax	—	0.1	—

Net income	2.8%	5.9%	5.9%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues

Revenues increased $138,000, or 0.2%, to $86.6 million in 2002, from $86.4 million in 2001. Revenues were adversely affected by the competitive market for the Company’s products and services, including price reductions and the loss of some customer accounts, along with delays in prospective customers starting new business. These adverse impacts were partially offset by continued growth in the Company’s instrument programs.

Gross Profit

Gross profit decreased $3.6 million, or 12.8%, to $24.5 million in 2002, from $28.1 million in 2001. As a percentage of revenues, gross profit decreased 4.2%, to 28.3% in 2002, from 32.5% in 2001. The decrease in gross profit reflects the impact of price reductions and customer account losses, and the impact of higher insurance and employee benefits and other expenses.

Distribution Expenses

Distribution expenses increased $141,000, or 2.5%, to $5.7 million in 2002, from $5.6 million in 2001. As a percentage of revenues, distribution expenses increased 0.2%, to 6.6% in 2002, from 6.4% in 2001. The increase in distribution expenses as a percentage of revenues resulted primarily from higher insurance costs and increased lease expense due to replacing older vehicles with new vehicles.

Selling and Administrative Expenses

Selling and administrative expenses increased $1.5 million, or 12.1%, to $14.0 million in 2002, from $12.5 million in 2001. As a percentage of revenues, selling and administrative expenses increased 1.6%, to 16.1% in 2002, from 14.5% in 2001. The Company’s sales and administrative expenses increased due to legal expenses, marketing and administrative fees for group purchasing organization accounts, severance payments, higher insurance expenses, and other professional expenses expenses, and was partially offset by reduced travel and other expenses as a result of cost savings initiatives.

Derivative Instruments

The Company guaranteed two interest rate swaps of a third party until the swaps’ termination in April 2002. Pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instrument and Hedging Activities, the Company recognized current unrealized gains of $101,000 in 2002, compared to an unrealized loss of $407,000 in 2001.

Interest Expense, Net

Interest expense decreased $392,000, or 28.4%, to $1.0 million in 2002, from $1.4 million in 2001, primarily due to lower borrowings and lower interest rates on the Company’s revolving credit facility.

Income Before Income Tax Expense

As a result of the foregoing, the Company’s income before income taxes decreased $4.3 million or 52.5%, to $3.9 million in 2002, from $8.3 million in 2001. As a percentage of revenues, income before income taxes was 4.5% of revenues in 2002 and 9.6% of revenues in 2001.

Income Tax Expense

Income tax expense decreased $1.6 million to $1.5 million in 2002, from $3.1 million in 2001. The Company’s effective tax rate is 37.5% for 2002 and 2001.

Cumulative Effect of Change in Accounting Policy

As a result of the adoption of Statement of Financial Accounting Standards No. 133 on January 1, 2001, the Company recognized a cumulative effect of change in accounting principle of $113,000, which is net of tax of $69,000 in 2001.

Net Income Per Common Share

The Company recorded net income per common share of $0.38 on a diluted and basic per share basis for 2002, compared with $0.76 on a diluted per share basis after effect of change in accounting principle, and $0.83 on a basic per share basis after effect of change in accounting principle in 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues

Revenues increased $8.6 million, or 11.1%, to $86.4 million in 2001, from $77.8 million in 2000. Revenue increases over last year were due to increased Surgical Express business, the expansion of the Company’s instrument program (including Surgical Express for Laparoscopy), and modest growth in its core reusable and disposable business. The growth in new and existing core business was partially offset by the unanticipated loss of several customers, the continuing effect of planned reductions in the Company’s base of smaller, less profitable accounts, and the pricing impact of new group purchasing organization arrangements on existing hospital customers.

Gross Profit

Gross profit increased $3.3 million, or 13.5%, to $28.1 million in 2001, from $24.8 million in 2000. As a percentage of revenues, gross profit increased to 32.5% in 2001, from 31.8% in 2000. The increase in gross profit percentage reflects improved productivity, coupled with the Company’s elimination of less profitable customers.

Distribution Expenses

Distribution expenses increased $264,000, or 5.0%, to $5.6 million in 2001, from $5.3 million in 2000. As a percentage of revenues, distribution expenses decreased to 6.4% in 2001, from 6.8% in 2000. The decrease in distribution expenses as a percentage of revenues resulted primarily from the use of more efficient truck routes and increased volume per shipment.

Selling and Administrative Expenses

Selling and administrative expenses increased $1.3 million, or 11.5%, to $12.5 million in 2001, from $11.2 million in 2000. As a percentage of revenues, selling and administrative expenses increased to 14.5% in 2001, from 14.4% in 2000. The Company’s sales and administrative expenses increased due to marketing and administrative fees for GPO accounts and growth in its sales and marketing personnel.

Unrealized Loss on Derivative Instruments

Pursuant to Statement of Financial Accounting Standards No. 133, the Company in 2001 recognized a current unrealized loss of $407,000 on two interest rate swaps. See “Note B of Notes to the Consolidated Financial Statements.”

Interest Expense, Net

Interest expense increased $207,000, or 17.6%, to $1.4 million in 2001, from $1.2 million in 2000, primarily due to additional borrowings under the Company’s revolving credit facility.

Income Before Income Tax Expense

As a result of the foregoing, the Company’s income before income taxes increased to $8.3 million in 2001, from $7.1 million in 2000. As a percentage of revenues, income before income taxes was 9.6% of revenues in 2001 and 9.1% of revenues in 2000.

Income Tax Expense

Income tax expense increased $640,000 to $3.1 million in 2001, from $2.5 million in 2000. The Company’s effective tax rate is 37.5% for 2001 and 34.8% for 2000.

Cumulative Effect of Change in Accounting Policy

The Company in 2001 accrued a cumulative effect of change in accounting principle of $113,000, which is net of tax of $69,000, from the initial adoption of Statement 133. See “Note B of Notes to the Consolidated Financial Statements.”

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

The Company’s positive cash flow provided by operating activities was approximately $11.8 million in 2002, compared to approximately $13.6 million in 2001. The decrease in cash from operating activities in 2002 resulted primarily from a substantial reduction in net income and payments that reduced the balance of accounts payable, and was only partially offset by gains from increased collections of accounts receivable.

The Company’s net cash used in investing activities decreased to approximately $9.3 million in 2002, compared to approximately $16.0 million in 2001, primarily due to decreased purchases of property, plant and equipment and decreased purchases of reusable surgical products. These expenditures were funded from cash provided by operating activities and interim borrowings under the Company’s revolving credit facility.

Although the expenditure levels were significantly reduced from their 2001 levels, in 2002 the Company incurred substantial expenditures to complete improvements to its facilities, including upgrading its facilities for instrument processing and completing expansions of its Tampa, Raleigh, and Baltimore facilities. The Company spent $3.7 million in 2002, compared to $8.3 million in 2001 on purchases of property, plant and equipment as it completed these facility equipment and expansion projects begun in 2001. The Company spent $5.6 million for reusable surgical products in 2002 compared to 2001 expenditures of $7.7 million, and 2000 expenditures of $9.6 million. The Company estimates expenditures for new carts and reusable surgical products will be approximately $100,000 to $150,000 per month for the next twelve months, although this amount will fluctuate depending upon the growth of its business. The Company’s expenditures for reusable surgical products have consistently declined because its level of reusable surgical products exceeded its needs in each of the prior two years and its growth rate in its reusable surgical product sales has slowed.

The Company’s outstanding balance under its $45.0 million revolving credit facility was approximately $15.5 million and $17.6 million as of December 31, 2002 and 2001, respectively. The credit facility is secured by substantially all of SRI’s assets and has a maturity date of June 30, 2003. The Company is currently in the process of renewing its credit facility. The Company has a commitment from its bank to extend repayment of $15.0 million to January 1, 2004 if a new credit facility is not in place by that date. The credit facility’s interest rate varies between 225 and 275 basis points over LIBOR (1.382% as of December 31, 2002), depending on the Company’s leverage. The credit facility requires the Company to maintain (a) minimum consolidated net worth of not less than $37.0 million plus 75% of cumulative consolidated net income for each fiscal quarter beginning with the fiscal quarter ending March 31, 2000; (b) a consolidated leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charge coverage ratio of 2.25 to 1.0 through December 31, 2002, and 2.35 to 1.0 thereafter. The credit facility restricts the Company in paying dividends, engaging in acquisition transactions, incurring additional indebtedness, and encumbering its assets.

The credit facility allows the Company to repurchase up to $5 million of its stock from time to time through open market purchases at prevailing market prices. As of December 31, 2002, the Company had repurchased 229,800 shares of its common stock, at an aggregate cost of approximately $2.1 million. After not repurchasing shares since the first quarter of 2001, the Company resumed repurchasing shares in the third quarter of 2002.

Since their initial construction in 1999, the Company had leased two of its processing facilities through a form of off-balance sheet financing in which a third party purchased the properties and leased the assets to the Company as lessee. Lease payments were based on the approximately $10.6 million aggregate cost of the facilities and were adjusted as the LIBOR fluctuates. The Company reflected rent payments as an expense on its consolidated statements of income.

In December 2002, the Company acquired 100 percent of the interest in the entity that leases the facilities to the Company for approximately $881,000. To reflect this change, the Company recorded in its consolidated balance sheet approximately $10.6 million in assets, for the facilities, and $9.7 million in liabilities, for the bonds that financed the facilities. Interest expense will replace the lease expense associated with the operating lease arrangements, and the Company will record depreciation expense of approximately $160,000 per quarter for the facilities. Interest expense continues to adjust based on changes in the LIBOR. Following this transaction, the Company has no off-balance sheet financing. The Company’s obligations under the leases continue to be secured by a letter of credit issued by Wachovia Bank (formerly First Union National Bank).

As of December 31, 2002, the Company had cash and cash equivalents of approximately $537,000, as well as additional amounts available under its credit facility. The credit facility is subject to covenant requirements. The Company believes that its cash flows from operating activities and funds available under its credit facility will be sufficient to fund its growth and anticipated capital requirements for the next twelve months. See “Business – Certain Considerations—Need for Capital.”

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s outstanding balance under its $45.0 million revolving credit facility was approximately $15.5 million and $17.6 million as of December 31, 2002 and 2001, respectively. The credit facility’s interest rate varies between 225 and 275 basis points over LIBOR (1.382% as of December 31, 2002), depending on the Company’s leverage. The Company is subject to changes in its interest expense on this facility based on fluctuations in interest rates. Assuming an outstanding balance on this credit facility of $15 million, if the LIBOR were to increase (decrease) by 100 basis points, the Company’s interest payments would increase (decrease) by $37,500 per quarter.

The Company’s bonds that financed its Stockton and Chattanooga facilities accrue interest at a rate that approximates LIBOR. The Company is subject to changes in its interest expense on these bonds based on fluctuations in interest rates. Assuming an outstanding balance of these bonds of $9.7 million, if the LIBOR were to increase (decrease) by 100 basis points, the Company’s interest payment would increase (decrease) by $24,250 per quarter.

The Company does not have any other material market risk sensitive instruments.

ITEM 8.         CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
SRI/Surgical Express, Inc.

We have audited the accompanying consolidated balance sheets of SRI/Surgical Express, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SRI/Surgical Express, Inc. and subsidiary at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note B to the consolidated financial statements, the Company changed its method of accounting for derivative instruments effective January 1, 2001.

As discussed in Note B to the consolidated financial statements, the Company changed its method of accounting for goodwill effective January 1, 2002.

/s/ ERNST & YOUNG LLP

Tampa, Florida
February 7, 2003

SRI/SURGICAL EXPRESS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,

	2002	2001	2000

Revenues	$86,564	$86,426	$77,817
Cost of revenues	62,024	58,296	53,043

Gross profit	24,540	28,130	24,774

Distribution expenses	5,698	5,557	5,293
Selling and administrative expenses	14,021	12,512	11,224

Income from operations	4,821	10,061	8,257

Unrealized gain (loss) on derivative instruments	101	(407)	—
Interest expense, net	989	1,381	1,174

Income before income taxes	3,933	8,273	7,083

Income tax expense	1,474	3,103	2,463

Income before cumulative effect of change in accounting policy	2,459	5,170	4,620

Cumulative effect of change in accounting policy, net of tax	—	(113)	—

Net income	2,459	5,057	4,620

Dividends on preferred stock	—	56	204

Net income available for common shareholders	$2,459	$5,001	$4,416

Income per common share, basic:
Income available for common shareholders before cumulative effect of change in accounting principle	$0.38	$0.85	$0.78
Cumulative effect of change in accounting principle	—	0.02	—

Net income available for common shareholders	$0.38	$0.83	$0.78

Income per common share, diluted:
Income before cumulative effect of change in accounting principle	$0.38	$0.78	$0.73
Cumulative effect of change in accounting principle	—	0.02	—

Net income	$0.38	$0.76	$0.73

Weighted average common shares outstanding, basic	6,391	6,037	5,673

Weighted average common shares outstanding, diluted	6,500	6,591	6,360

The accompanying notes are an integral part of these consolidated financial statements.

SRI/SURGICAL EXPRESS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,

	2002	2001

ASSETS

Cash and cash equivalents	$537	$538
Accounts receivable, net	10,289	11,896
Inventories, net	6,977	6,737
Prepaid expenses and other assets	2,953	2,631
Reusable surgical products, net	25,642	25,554
Property, plant and equipment, net	40,264	30,085
Goodwill, net	5,244	5,244

Total assets	$91,906	$82,685

LIABILITIES AND SHAREHOLDERS’ EQUITY

Notes payable to bank	$15,452	$17,612
Accounts payable	5,429	6,479
Employee related accrued expenses	913	943
Other accrued expenses	1,408	1,532
Obligation under capital lease	4,455	4,562
Bonds payable	9,700	—
Deferred tax liability, net	1,704	1,064
Unrealized loss on derivative instruments	—	589

Total liabilities	39,061	32,781

Shareholders’ equity
Preferred Stock–authorized 5,000,000 shares of $.001 par value; no shares issued and outstanding at December 31, 2002 and 2001, respectively	—	—
Common Stock–authorized 30,000,000 shares of $.001 par value; issued and outstanding 6,268,877 and 6,318,177 shares at December 31, 2002 and 2001, respectively	6	6

Additional paid-in capital	29,423	28,941
Retained earnings	23,416	20,957

Total shareholders’ equity	$52,845	$49,904

Total liabilities and shareholders’ equity	$91,906	$82,685

The accompanying notes are an integral part of these consolidated financial statements.

SRI/SURGICAL EXPRESS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Convertible Preferred Stock		Additional Paid-In Capital	Retained Earnings	Total

	Shares	Amount	Shares	Amount

Balance at December 31, 1999	5,676,794	$6	566,667	$1	$27,427	$11,540	$38,974

Exercise of stock options	1,000	—	—	—	11	—	11
Repurchase and retirement of common stock	(35,900)	—	—	—	(549)	—	(549)
Dividend on preferred stock	—	—	—	—	—	(204)	(204)
Net income	—	—	—	—	—	4,620	4,620

Balance at December 31, 2000	5,641,894	6	566,667	1	26,889	15,956	42,852

Exercise of stock options	149,116	—	—	—	1,508	—	1,508
Repurchase and retirement of common stock	(39,500)	—	—	—	(569)	—	(569)
Income tax benefit from exercise of stock options	—	—	—	—	1,113	—	1,113
Dividend on preferred stock	—	—	—	—	—	(56)	(56)
Conversion of preferred to common stock	566,667	—	(566,667)	(1)	—	—	(1)
Net income	—	—	—	—	—	5,057	5,057

Balance at December 31, 2001	6,318,177	6	—	—	28,941	20,957	49,904

Exercise of stock options	105,100	—	—	—	1,193	—	1,193
Repurchase and retirement of common stock	(154,400)	—	—	—	(948)	—	(948)
Income tax benefit from exercise of stock options	—	—	—	—	237	—	237
Net income	—	—	—	—	—	2,459	2,459

Balance at December 31, 2002	6,268,877	$6	—	$—	$29,423	$23,416	$52,845

The accompanying notes are an integral part of these consolidated financial statements.

SRI/SURGICAL EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2002	2001	2000

Cash flows from operating activities
Net income	$2,459	$5,057	$4,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,253	3,081	2,535
Amortization of reusable surgical products	3,564	3,716	4,066
Provision for reusable surgical products’ shrinkage	1,899	1,601	2,145
Deferred income taxes	640	182	(1)
Cumulative effect of change in accounting principle	—	182	—
Unrealized (gain) loss on derivative instruments	(101)	407	—
Change in assets and liabilities (net of business combinations)
Accounts receivable, net	1,607	(2,071)	(1,211)
Inventories, net	(240)	(1,168)	(2,258)
Prepaid expenses and other assets	(322)	(1,250)	671
Accounts payable	(1,050)	3,132	(2,206)
Employee related and other accrued expenses	83	698	992

Net cash provided by operating activities	11,792	13,567	9,353

Cash flows from investing activities
Purchases of property, plant and equipment	(2,851)	(8,299)	(5,631)
Purchase of interest in SRI Realty Trust, Inc.	(881)	—	—
Purchases of reusable surgical products	(5,551)	(7,661)	(9,626)

Net cash used in investing activities	(9,283)	(15,960)	(15,257)

Cash flows from financing activities
Net (repayment) borrowing on notes payable to bank	(2,160)	2,019	6,741
Payment of derivative instrument	(488)	—	—
Payments on obligation under capital lease	(107)	(108)	—
Net proceeds from issuance (repurchase) of common stock	245	964	(538)
Dividends paid	—	(76)	(204)

Net cash (used in) provided by financing activities	(2,510)	2,799	5,999

Increase (decrease) in cash and cash equivalents	(1)	406	95
Cash and cash equivalents at beginning of year	538	132	37

Cash and cash equivalents at end of year	$537	$538	$132

Supplemental cash flow information
Cash paid for interest	$721	$1,212	$1,246

Cash paid for income taxes	$1,195	$2,443	$1,325

Supplemental schedule of non-cash investing activities
Assets acquired and debt assumed through purchase of interest in SRI Realty Trust, Inc.	$9,700	$—	$—

Assets acquired under capital lease	$—	$4,670	$—

Income tax benefit from exercise of stock options	$208	$1,087	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF ORGANIZATION AND BUSINESS

SRI/Surgical Express, Inc. (“SRI” or the “Company”) provides hospitals and surgery centers in 24 states and the District of Columbia with a comprehensive surgical procedure-based delivery and retrieval service for reusable gowns, towels, drapes, basins, and instruments, and additionally, provides disposable products necessary for surgery. At eleven regional facilities, SRI collects, sorts, cleans, inspects, packages, sterilizes and delivers its reusable products on a just-in-time basis. The Company operates in a single industry segment.

In December 2002, the Company acquired one hundred percent of the interest in SRI Realty Trust, Inc. (“Realty Trust”) from an unrelated third party for approximately $881,000 (see Note E).

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated financial statement presentation

The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. The consolidated financial statements reflect the Company’s year-end as of December 31 for presentation purposes. There were 52 weeks in 2002, 2001, and 2000, respectively.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Realty Trust beginning in December 2002. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Trade receivables and concentration of credit risk

The Company has accounts receivable from hospitals and surgery centers. The Company does not believe that there are substantial credit risks associated with those receivables. The Company does not require any form of collateral from the hospitals and surgery centers. The allowance for doubtful accounts as of December 31, 2002 and 2001 was approximately $101,000 and $132,000, respectively. The Company’s write-offs for uncollectible accounts are insignificant to its results of operations. The Company does not charge interest on trade receivables.

For the years ended December 31, 2002, 2001, and 2000, revenues from three hospital groups (Novation, Premier Inc. and HPG) collectively accounted for approximately 59%, 60%, and 56% of the Company’s revenues, respectively. No single hospital or surgery center accounted for more than 6% of the Company’s revenues for the years ended December 31, 2002, 2001, and 2000, respectively.

Inventories

Inventories, consisting principally of consumables, supplies, and disposable surgical products, are valued at the lower of cost or market, with cost being determined on the first-in, first-out method. As of December 31, 2002 and 2001, inventory consists of the following:

	December 31,

	2002	2001

Raw materials	$3,453,313	$2,814,080
Work in progress	81,211	106,997
Finished goods	3,652,355	4,015,821

	7,186,879	6,936,898
Inventory reserve	(210,299)	(200,000)

	$6,976,580	$6,736,898

Reusable surgical products

Reusable surgical products are stated at cost. Amortization is computed on a basis similar to the units of production method. Estimated useful lives are based on the estimated total number of available uses for each product. The expected total available usage for its products using the three principal fabrics (accounting for 85% of its products) is 75, 100, and 125 uses based on several factors. Accumulated amortization as of December 31, 2002 and 2001 was approximately $12.5 million and $11.9 million, respectively.

As of December 31, 2002 and 2001, the Company had reserves for shrinkage and obsolescence of approximately $1.0 million and $1.2 million, respectively.

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are computed by the straight-line method with a half-year convention over the estimated useful lives of the assets, or for leasehold improvements for the term of the related leases.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 as of January 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on the Company’s consolidated financial position or results of operations.

Goodwill

Goodwill of approximately $6,018,000 arising from acquisitions is stated at cost, net of accumulated amortization of approximately $774,000. Prior to January 1, 2002, goodwill had been amortized on a straight-line basis over periods ranging from twenty to thirty years.

As of January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested at least annually for impairment, and more frequently if impairment indicators arise. The transition provisions of SFAS No. 142 also required the completion of a transitional impairment test within six months of the adoption of SFAS No. 142

Pro forma results for the year ended December 31, 2001, assuming the discontinuance of amortization of goodwill, are as follows (in thousands):

	Year Ended December 31, 2001	Year Ended December 31, 2000

Net income as reported	$5,057	$4,620
Net income available for common shareholders as reported	$5,001	$4,416
Goodwill amortization, net of taxes	136	136

Pro forma net income	$5,193	$4,756

Pro forma net income available for common shareholders	$5,137	$4,552

Net income per common share, basic as reported	$0.83	$0.78
Effect of goodwill amortization, net of taxes	0.02	0.02

Pro forma net income per common share, basic	$0.85	$0.80

Net income per common share, diluted as reported	$0.76	$0.73
Effect of goodwill amortization, net of taxes	0.02	0.02

Pro forma net income per common share, diluted	$0.78	$0.75

The Company completed the required transitional impairment test in June 2002 and the annual impairment test as of October 1, 2002, neither of which resulted in any goodwill impairment.

Revenue recognition

Revenues are recognized as the agreed upon products and services are delivered, generally daily. Confirmation of deliveries is evidenced by a signed and dated packing slip and a randomly generated delivery confirmation number. The Company’s contractual relationships with its customers primarily are evidenced in purchase orders or service agreements with varying terms of one to five years, which are cancelable by either party, generally with a 90-day notice.

Substantially all of the reusable surgical products provided to a customer are owned by the Company. Certain reusable instruments that are included in the comprehensive surgical procedure-based delivery and retrieval service are provided to the Company by a third party agent for a fee. In accordance with Emerging Issues Task Force Abstract No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, management has concluded that the Company is acting as a principal in this arrangement and has reported the revenue gross for the comprehensive surgical procedure-based delivery and retrieval service. The fee charged by the third party agent to the Company is included in cost of revenues in the Company’s consolidated statements of income.

Income taxes

Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

Fair value of financial instruments

The carrying amounts of cash and cash equivalents approximate fair value because of the short-term nature of these items. The fair value of the Company’s long-term debt approximates its carrying amount as the interest rates change with market interest rates.

Derivative instruments

The Company’s derivative instruments are reported at fair market value in the consolidated balance sheets. Changes in the fair market value of derivative instruments are recorded each period in the consolidated statements of income, and are classified as unrealized gain or loss from financial instruments.

In connection with certain operating leases entered into by the Company (see Note E), certain interest rate swaps were entered into in May and June 1999. The interest rate swaps had a fair market value of $589,000 at December 31, 2001. The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, on January 1, 2001 by recognizing a cumulative effect of a change in accounting principle of a loss of $113,000, which is net of tax of $69,000. The Company recognized an unrealized loss of $407,000 in 2001 and an unrealized gain of $101,000 in 2002, prior to the termination of the interest rate swaps in April 2002.

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

Stock-based compensation

The Company accounts for stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Under Statement 123, the Company may elect to recognize stock-based compensation expense based on the fair value of the awards or continue to account for stock-based compensation under APB 25, and disclose in the consolidated financial statements the effects of Statement 123 as if the recognition provisions were adopted.

If the Company recognized compensation expense based upon the fair value at the grant date for awards under its option plans (see Note I) consistent with the methodology prescribed by Statement 123, the Company’s net income and earnings per share would be reduced to the pro forma amounts indicated below:

		Years ended December 31,

		2002	2001	2000

Income before cumulative effect of change in accounting policy	As reported	$2,459	$5,170	$4,620

Compensation expense, net of tax	Pro forma	(837)	(673)	(688)

	Pro forma	$1,622	$4,497	$3,932

Basic income per share available for common shareholders before cumulative effect of change in accounting policy	As reported	$0.38	$0.85	$0.78

Compensation expense, net of tax	Pro forma	(.13)	(.11)	(.12)

	Pro forma	$0.25	$0.74	$0.66

Diluted income per share before cumulative effect of change in accounting policy	As reported	$0.38	$0.78	$0.73

Compensation expense, net of tax	Pro forma	(.13)	(.10)	(.11)

	Pro forma	$0.25	$0.68	$0.62

Recent accounting pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Liabilities for these costs are now generally recognized when incurred rather than at the date an entity commits to an exit plan. The provisions of SFAS No. 146 are effective, on a prospective basis, for exit or disposal activities initiated by the Company after December 31, 2002. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 146 will have on its consolidated financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends FASB Statement No. 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more frequent disclosures in financial statements concerning the effect of stock-based compensation. The effective date of SFAS 148 is for fiscal years ending after December 15, 2002. The Company followed APB 25 and related interpretations in accounting for its employee stock options in 2002 and hence there was no impact on the Company’s consolidated financial position and results of operations.

Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 requires that total comprehensive income and comprehensive income per share be disclosed with the same prominence as net income and earnings per share. “Comprehensive income” is defined as changes in shareholders’ equity exclusive of transactions with owners such as capital contributions and dividends and specifically excluded items such as deferred compensation. The Company adopted this standard in 1998. The Company did not have any items of other comprehensive income on which to report in any of the years presented.

NOTE C - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Useful Lives in Years	December 31,

		2002	2001

Land	—	$704,370	$429,460
Buildings and improvements	40	15,509,834	8,810,674
Leasehold improvements	2-18	8,569,401	6,543,600
Machinery and equipment	3-12	20,688,343	16,988,515
Office furniture, equipment and computers	1.5-10	7,212,772	6,480,458

		52,684,720	39,252,707
Less: Accumulated depreciation and amortization		12,421,000	9,167,851

		$40,263,720	$30,084,856

For the years ended December 31, 2002, 2001 and 2000, depreciation and amortization expense was approximately $3.3 million, $2.9 million, and $2.3 million, respectively.

NOTE D - NOTES PAYABLE TO BANK

The Company’s outstanding balance under its $45.0 million revolving credit facility was approximately $15.5 million and $17.6 million as of December 31, 2002 and 2001, respectively. The amount available under the Company’s revolving credit facility at December 31, 2002 and 2001 was $29.5 million and $27.4 million respectively, subject to compliance with certain covenants. The credit facility is secured by substantially all of SRI’s assets and has a maturity date of June 30, 2003. The Company is currently in the process of renewing its credit facility. The Company has a commitment from its bank to extend repayment of $15.0 million to January 1, 2004 if a new credit facility is not consummated by that date. The credit facility’s interest rate varies between 225 and 275 basis points over LIBOR (1.382% as of December 31, 2002), depending on the Company’s leverage. The credit facility requires the Company to maintain (a) minimum consolidated net worth of not less than

$37.0 million plus 75% of cumulative consolidated net income for each fiscal quarter beginning with the fiscal quarter ending March 31, 2000; (b) a consolidated leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charge coverage ratio of 2.25 to 1.0 through December 31, 2002, and 2.35 to 1.0 thereafter. The credit facility restricts the Company in paying dividends, engaging in acquisition transactions, incurring additional indebtedness, and encumbering its assets. The Company was in compliance with all requirements of the credit facility at December 31, 2002 and 2001.

The credit facility allows the Company to repurchase up to $5 million of its stock from time to time through open market purchases at prevailing market prices. As of December 31, 2002, the Company had repurchased 229,800 shares of its common stock, at an aggregate cost of approximately $2.1 million. After not repurchasing shares since the first quarter of 2001, the Company resumed repurchasing shares in the third quarter of 2002.

For the years ended December 31, 2002, 2001, and 2000, interest expense was approximately $1.0 million, $1.4 million, and $1.2 million, respectively. Interest expense in 2002 and 2001 included approximately $352,000 and $247,000, respectively, of interest related to a capital lease.

NOTE E – OPERATING LEASES

The Company leases offices, facilities, office equipment, and distribution vehicles under non-cancelable operating leases with terms ranging from one year to ten years. The office and processing facility leases contain various renewal options and escalating payments. At present, the Company intends to exercise certain aspects of these renewal options when the initial terms expire. The vehicle leases contain contingent rentals based on mileage.

Future minimum lease payments as of December 31, 2002 are as follows:

Year ending December 31

2003	$3,072,000
2004	2,910,000
2005	2,659,000
2006	2,462,000
2007	2,030,000
Thereafter	4,075,000

Total	$17,208,000

Rental expense for the years ended December 31, 2002, 2001 and 2000 totaled approximately $4.6 million, $4.4 million, and $4.1 million (including contingent rentals of approximately $296,000, $287,000, and $267,000), respectively.

Since their initial construction in 1999, the Company had leased two of its processing facilities through a form of off-balance sheet financing in which a third party (Realty Trust) purchased the properties and leased the assets to the Company as lessee. Lease payments were based on the approximately $10.6 million aggregate cost of the facilities and were adjusted as the LIBOR fluctuated. The Company reflected rent payments as an expense on its consolidated statement of income.

In December 2002, the Company acquired 100 percent of the interest in Realty Trust from an unrelated third party for approximately $881,000. When that transaction was consummated, Realty Trust had approximately $10.6 million in assets, primarily related to the processing facilities’ property, plant and equipment, and $9.7 million in liabilities, primarily related to the bonds that financed the processing facilities. Interest expense will replace the lease expense associated with the previous operating lease arrangements, and the Company will record depreciation expense of approximately $160,000 per quarter for the processing facilities. Interest expense continues to adjust based on changes in the LIBOR (1.382% at December 31, 2002). Balloon principal payments of approximately $9.7 million on the bonds are due in 2014. The bonds are collateralized by the two processing facilities and the Company's leases on those facilities. Following this transaction, the Company has no off-balance sheet financing. The Company’s obligations under the leases continue to be secured by a letter of credit issued by Wachovia Bank (formerly First Union National Bank).

Realty Trust had no activity other than leasing the processing facilities to the Company at amounts equal to the interest expense under the bonds.

NOTE F - COMMITMENTS AND CONTINGENCIES

Capital Lease

The Company accounts for the lease of its Tampa, Florida corporate office as a capital lease. The term of the lease is 20 years commencing March 24, 2001. As of December 31, 2002 and 2001, the Company had approximately $4.6 million and $4.5 million respectively of buildings and improvements accounted for as a capital lease. The related liability is recorded in obligation under capital lease in the consolidated balance sheet. As of December 31, 2002, and 2001, accumulated depreciation related to this capital lease was approximately $350,000 and $117,000 respectively.

Future minimum lease payments related to this capital lease as of December 31, 2002 are as follows:

Year ending December 31

2003	$459,600
2004	459,600
2005	459,600
2006	459,600
2007	459,600
Thereafter	6,051,400

Total	8,349,400
Less: amount representing interest	(3,894,142)

Obligation under capital lease	$4,455,258

Purchase Agreement with Standard Textile

The Company has a procurement agreement through August 2008 with Standard Textile Co., Inc. under which the Company agrees to purchase 90% of its reusable surgical products from Standard Textile. On a monthly basis, for the subsequent twelve months, the Company forecasts its anticipated product requirements from Standard Textile. The Company anticipates a substantial decline in its product requirements for 2003. The Company’s management believes that Standard Textile’s prices are and will be comparable to prices available from other vendors. Standard Textile’s President and Chief Executive Officer was a director of the Company from August 1998 until May 2001. If Standard Textile were unable to perform under this procurement agreement, the Company would have to obtain alternate sources for its reusable surgical products. During 2002, 2001 and 2000 the Company purchased $4.7 million, $5.5 million and $10.9 million respectively.

Management Incentive Plan

The Company has a Management Incentive Plan, the incentives of which are based on various performance factors and are adjusted to reflect the Company’s overall performance as determined by the Board of Directors. Payment of the cash incentives is made at the middle of the third month after the end of the incentive year. The participant must still be an employee of the Company at that time. Approximately $160,000, $193,000, and $483,000 of incentives were recognized during the years ended December 31, 2002, 2001, and 2000, respectively.

Management Employment Agreements

The Company has an employment agreement with one executive that provides for severance pay equal to one year of base salary if the executive is involuntarily terminated by the Company. Another executive’s agreement provides for him to receive a severance compensation benefit equal to two times his annual cash compensation (payable in a lump sum) and a pro-rated bonus for an involuntary or constructive termination of employment following a “change of control.”

NOTE G - INCOME TAX

The provisions for income taxes for the years ended December 31 were as follows:

	2002	2001	2000

Current	$834,000	$2,921,000	$2,464,000
Deferred	640,000	182,000	(1,000)

Total	$1,474,000	$3,103,000	$2,463,000

Reconciliation of the federal statutory income tax rate of 34.0% to the effective income tax rate for the years ended December 31 were as follows:

	2002	2001	2000

Federal statutory income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal	3.7	3.9	5.2
Non-deductible items	4.5	1.1	1.3
Benefit of state tax credits	(6.7)	(3.2)	(3.0)
Other, net	2.0	1.7	(2.7)

	37.5%	37.5%	34.8%

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,

	2002	2001

Deferred tax assets:
Inventory	$500,000	$541,000
Accounts receivable	38,000	50,000
Accrued expenses	204,000	180,000
State tax credits	527,000	332,000
Other	28,000	221,000

	1,297,000	1,324,000
Deferred tax liabilities:
Depreciation	(2,615,000)	(1,904,000)
Software development costs	(351,000)	(465,000)
Other	(35,000)	(19,000)

Net deferred income tax liability	$(1,704,000)	$(1,064,000)

NOTE H - SHAREHOLDERS’ EQUITY

Common Stock

Subject to preferences which might be applicable to the Company’s outstanding Preferred Stock, the holders of the Common Stock are entitled to receive dividends when, as, and if declared from time to time by the Board of Directors out of funds legally available. In the event of liquidation, dissolution, or winding-up of the Company, holders of the Common Stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of any Preferred Stock then outstanding. The Common Stock has no preemptive or conversion rights and is not subject to call or assessment by the Company. There are no redemption or sinking fund provisions applicable to the Common Stock.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of Preferred Stock, $.001 par value per share. The Board of Directors has the authority, without any further vote or action by the Company’s shareholders, to issue Preferred Stock in one or more series and to fix the number of shares, designations, relative rights (including voting rights), preferences, and limitations of those series to the full extent now or hereafter permitted by Florida law.

On August 31, 1998, the Company acquired from Standard Textile all the outstanding common stock of Repak. Standard Textile received in this transaction 566,667 shares of the Company’s Series A Preferred Stock, which was convertible by its holder at any time into the same number of shares of the Company’s Common Stock. Under certain conditions, including the Company’s Common Stock having an average closing trading price of $18.00 per share for a specified time period, the Series A Preferred Stock was mandatorily convertible into the Company’s Common Stock. The Series A Preferred Stock accrued a 2% dividend, payable quarterly, until the earlier of September 2004 or the date that it was converted into Common Stock. The 566,667 preferred shares were converted into the same number of shares of Common Stock in April 2001.

NOTE I - STOCK OPTIONS

The Company maintains three stock option plans, the 1995 Stock Option Plan, the 1996 Non-Employee Director Plan, and the 1998 Stock Option Plan.

The 1995 Stock Option Plan

The 1995 Stock Option Plan was designed to provide employees with incentive or non-qualified options to purchase up to 700,000 shares of Common Stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement or termination of employment. As of December 31, 2002, options to purchase 436,400 shares were outstanding, and 18,400 options were available to be granted under this Plan.

The 1998 Stock Option Plan

As amended on May 16, 2001, the 1998 Stock Option Plan was designed to provide employees with incentive or non-qualified options to purchase up to 600,000 shares of Common Stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement or termination of employment. As of December 31, 2002, options to purchase 393,584 shares were outstanding, and 189,400 options were available to be granted under this Plan.

The Non-Employee Plan

As amended on May 16, 2001, the Non-Employee Plan was designed to provide for the grant of non-qualified stock options to purchase up to 200,000 shares of Common Stock to members of the Board of Directors who are not employees of the Company. At the completion of its initial public offering, each non-employee director was granted options to purchase 4,000 shares of Common Stock for each full remaining year of the director’s term. Thereafter, on the date on which a new non-employee director is first elected or appointed, he or she is automatically granted options to purchase 4,000 shares of Common Stock for each year of his or her initial term, and will be granted options to purchase 4,000 shares of Common Stock for each year of any subsequent term to which he or she is elected. All options become exercisable ratably over the director’s term and have an exercise price equal to the fair market value of the Common Stock on the date of grant. As of December 31, 2002, options to purchase 129,500 shares were outstanding, and 70,500 options were available to be granted under this Plan.

Other Stock Options

In October 1995, 66,000 non-qualified stock options were granted to a former officer and former director of the Company. The options are fully vested, and have an exercise price of $4.43 per share.

In November 1997, 20,000 non-qualified stock options were granted to a former officer and former director of the Company, of which 8,000 shares were forfeited. In 2002, the remaining 12,000 shares were exercised.

In December 2001, 10,000 non-qualified stock options were granted to each of the Company’s three outside directors. The options vest ratably over three years and have an exercise price of $15.37 per share.

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by Statement 123, the Company’s net income and earnings per share would be reduced to the pro forma amounts indicated below:

		Years ended December 31,

		2002	2001	2000

Income before cumulative effect of change in accounting policy	As reported	$2,459	$5,170	$4,620
Compensation expense, net of tax	Pro forma	(837)	(673)	(688)

	Pro forma	$1,622	$4,497	$3,932

Basic income per share available for common shareholders before cumulative effect of change in accounting policy	As reported	$0.38	$0.85	$0.78
Compensation expense, net of tax	Pro forma	(.13)	(.11)	(.12)

	Pro forma	$0.25	$0.74	$0.66

Diluted income per share before cumulative effect of change in accounting policy	As reported	$0.38	$0.78	$0.73
Compensation expense, net of tax	Pro forma	(.13)	(.10)	(.11)

	Pro forma	$0.25	$0.68	$0.62

The fair value of each option grant is estimated on the date of grant using the Binomial options-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 2002, 2001 and 2000, respectively: no dividend yield for all years, expected volatility of 74%, 85% and 69%; risk-free interest rates of 4.3%, 6.8%, and 7.0%, and expected lives of 4.8, 4.6, and 4.1 years. The weighted average fair value of options granted during the years ended December 31, 2002, 2001 and 2000 were $6.33, $13.40, and $4.46, respectively.

A summary of the status of the Company’s fixed stock option plan as of December 31, 2002, 2001 and 2000 and changes during the years ended on those dates is presented below:

	Options	Weighted Average Exercise Price

Outstanding as of December 31, 1999	892,500	$11.98

Granted	229,000	$7.69
Exercised	(1,000)	$11.44
Forfeited	(128,900)	$12.10

Outstanding as of December, 31, 2000	991,600	$10.97

Granted	82,500	$19.23
Exercised	(149,116)	$10.12
Forfeited	(38,100)	$8.01

Outstanding as of December 31, 2001	886,884	$12.01

Granted	303,000	$10.18
Exercised	(105,100)	$11.35
Forfeited	(59,300)	$12.42

Outstanding as of December 31, 2002	1,025,484	$11.51

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2002:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price

All Outstanding Options

$ 4.43 – 5.85	173,200	5.1	$5.26
$ 5.86 – 9.50	298,200	7.3	$7.47
$ 9.51 – 17.50	436,084	6.6	$14.55
$17.51 – 25.00	106,000	5.9	$18.34
$25.01 – 32.00	12,000	8.4	$31.78

	1,025,484		$11.51

Exercisable Options

$ 4.43 – 5.85	119,500		$5.03
$ 5.86 – 9.50	120,200		$9.00
$ 9.51 – 17.50	227,398		$15.02
$17.51 – 25.00	68,700		$18.11
$25.01 – 32.00	4,000		$31.78

	539,798		$11.99

At December 31, 2001 and 2000, exercisable options totaled 521,784 and 524,799 at weighted average exercise prices of $11.54 and $10.99, respectively.

NOTE J - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,

	2002	2001	2000

Basic

Numerator:
Income before cumulative effect of change in accounting policy	$2,458,518	$5,170,153	$4,619,616
Less effect of dividends of preferred stock	—	(56,604)	(204,000)

Income available for common shareholders before cumulative effect of change in accounting policy	$2,458,518	$5,113,549	$4,415,616

Denominator:
Weighted average shares outstanding	6,390,661	6,037,116	5,673,396

Income per common share before cumulative effect of change in accounting policy – basic	$0.38	$0.85	$0.78

Diluted

Numerator:
Income before cumulative effect of change in accounting policy	$2,458,518	$5,170,153	$4,619,616

Denominator:
Weighted average shares outstanding	6,390,661	6,037,116	5,673,396

Effect of dilutive securities:
Employee stock options	109,683	398,776	119,750
Convertible preferred stock	—	155,251	566,667

	6,500,344	6,591,143	6,359,814

Income per common share before cumulative effect of change in accounting policy – diluted	$0.38	$0.78	$0.73

Options to purchase 512,100, 12,000 and 666,600 shares of common stock were not included for all or a portion of the years ended December 31, 2002, 2001 and 2000 computation of diluted net income per common share, respectively, as the options’ exercise prices were greater than the average market price of the common shares and therefore the effect would be anti-dilutive.

NOTE K - 1999 EMPLOYEE BENEFIT PLAN

The Company sponsors the SRI/Surgical Express, Inc. 401(k) Plan (the “Plan”), a defined contribution plan established under Section 401(k) of the U.S. Internal Revenue Code. Employees are eligible to contribute voluntarily to the Plan after one year of continued service, satisfying 1,000 hours of service, and attaining age 21. At its discretion, the Company may contribute 25% of the first 4% of the employee’s contribution. The Plan allows for employee elective contributions up to an amount equivalent to 15% of salary. Employees are fully vested in their contributed balance and vest ratably in the Company’s contribution over six years. For the years ended December 31, 2002, 2001, and 2000, the Company’s expenses related to the Plan were approximately $105,000, $106,000, and $96,000, respectively.

NOTE L - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2002, 2001 and 2000, the Company paid $39,000, $187,000, and $33,000, respectively, to a company to design and supply the components for water reclamation systems for SRI facilities. A director and shareholder of the Company owns the business providing these services to SRI.

During the years ended December 31, 2002, 2001, and 2000, the Company paid approximately $228,000, $153,000, and $42,000, respectively, to a law firm. A member of the law firm was a shareholder of the Company when these services were rendered.

During the year ended December 31, 2002, the Company paid approximately $51,000 to a company for the purchase of website design and graphic services. This company is owned and managed by a former employee and son of the former Chief Executive Officer of the Company.

NOTE M - SUBSEQUENT EVENT

Class Action Litigation. On January 16, 2003, the Company entered into a Memorandum of Understanding for the settlement and release of claims against the Company and certain former officers that were asserted in a Consolidated Amended Class Action Complaint filed on June 4, 2002, in the United States District Court for the Middle District of Florida. This litigation is a consolidation of substantially similar shareholder lawsuits filed against the Company and certain of its former officers beginning on November 30, 2001, following its restatement of its financial results for the 2001 third quarter. The actions claim violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under that act, alleging among other things, that during the class period the Company and individual defendants made materially false statements regarding the Company’s financial condition and its future prospects. The total settlement amount is $1,900,000, all of which will be covered by the Company’s insurer. The settlement remains subject to court approval. No accruals for damages were recorded by the Company for this matter as of December 31, 2002 and 2001.

SEC Investigation. The Company is cooperating with a previously disclosed investigation by the Securities and Exchange Commission ("SEC") that is focused primarily on the Company’s accounting for transactions underlying a restatement of its financial results for the third quarter of 2001. SRI announced the restatement on November 27, 2001, shortly after it initially reported the results on October 25, 2001.

The Company has preliminarily agreed with the staff of the SEC to a settlement with respect to this investigation. In the proposed settlement, without admitting or denying the SEC’s findings, the Company and two of its former officers would consent to an administrative cease and desist order regarding books and records, internal controls, and reporting provisions of the Securities Exchange Act of 1934. No penalties or other monetary fines would be assessed. The SEC would not make any finding of fraud by the Company or the two former officers. The settlement would not require any further restatement of the Company’s consolidated financial results for any period. The settlement remains subject to the completion of settlement documentation and Commission authorization.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
SRI/SURGICAL EXPRESS, INC.

Column A	Column B	Column C	Column D		Column E

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (Describe)		Balance at end of Period

Allowance for doubtful accounts:

Year ended December 31, 2000:	$90,000	$41,362	$(25,362	)(2)	$106,000

Year ended December 31, 2001:	$106,000	$24,000	$2,000	(1)	$132,000

Year ended December 31, 2002:	$132,000	$44,000	$(75,000	)(2)	$101,000

Reserve for shrinkage and obsolescence, reusables:

Year ended December, 31, 2000:	$799,000	$2,166,000	$(1,777,000	)(3)	$1,188,000

Year ended December 31, 2001:	$1,188,000	$1,601,000	$(1,625,000	)(3)	$1,164,000

Year ended December 31, 2002:	$1,164,000	$1,899,000	$(2,017,000	)(3)	$1,046,000

Reserve for shrinkage, disposables:

Year ended December 31, 2000:	$107,000	$481,000	$(304,000	)(4)	$284,000

Year ended December 31, 2001:	$284,000	$(5,000)	$(79,000	)(4)	$200,000

Year ended December 31, 2002:	$200,000	$66,000	$(56,000	)(4)	$210,000

(1)        Recoveries were greater than write-offs of uncollectible accounts

(2)        Write-offs of uncollectible accounts

(3)        Write-offs of reusable products

(4)        Write-offs of disposable products

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning the Company’s executive officers and directors is incorporated by reference to the information set forth under the captions “Proposal No. 1: Election of Directors” and “Other Information” in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

ITEM 11.       EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information set forth under the caption “Executive Officer Compensation” in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the information set forth under the caption “Other Information” in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the information set forth under the caption “Certain Relationships” in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

ITEM 14.       DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC.

Changes in Internal Controls. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Limitations on the Effectiveness of Controls. Any system of disclosure controls and internal controls is inherently limited in detecting and preventing all error and all fraud. Even a well conceived control system provides reasonable, not absolute, assurance that its objectives are met and any control system design reflects the company’s resource constraints. Persons’ judgments in their decision-making can be faulty; breakdowns can occur because of their simple errors or mistakes. Persons can circumvent controls, acting individually or with other people. There can be no assurance that any design of controls will succeed in achieving its stated goals under all potential conditions.

CEO and CFO Certifications. Certifications of SRI’s Chief Executive Officer and Chief Financial Officer appear immediately following the Signatures section of this report, which are required by Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This item of the report is the information concerning the evaluation of disclosure controls referenced in the Section 302 Certifications; the Section 302 Certifications should be read in conjunction with this Item for a more complete understanding of the topics presented.

PART IV

ITEM 15.       EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.	The following Consolidated Financial Statements of the Registrant are included in Part II, Item 8, Page 19

	Report of Independent Certified Public Accountants	20
	Statements of Income for Years Ended December 31, 2002, 2001 and 2000	21
	Balance Sheets at December 31, 2002 and 2001	22
	Statements of Shareholders’ Equity for Years Ended December 31, 2002, 2001 and 2000	23
	Statements of Cash Flow for Years Ended December 31, 2002, 2001 and 2000	24
	Notes to Consolidated Financial Statements	25

2.	Consolidated Financial Statement Schedules of the Registrant: See (d) below.

(b)	Reports on Form 8-K: On November 26, 2002, the Company filed a report on Form 8-K announcing the appointment of Joseph A. Largey as its Chief Executive Officer, effective December 1, 2002.

(c)	Exhibits: See Exhibit Index

(d)

Consolidated Financial Statements Schedule: The valuation and qualifying accounts schedule is provided and all other consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required.

EXHIBITS INDEX

Exhibit Number	Exhibit Description

3.1(1)	Restated Articles of Incorporation of the Company.

3.2(1)	Bylaws of the Company.

3.3(5)	First Amendment to Restated Articles of Incorporation dated as of August 31, 1998, of the Company (for Series A Preferred Stock).

4.1(1)	Specimen certificate for Common Stock of the Company.

4.2(7)	Trust Indenture dated as of February 1, 1999, between First Union National Bank and the Industrial Development Board of Hamilton County, Tennessee.

4.3(8)	Trust Indenture dated as of June 1, 1999, between First Union National Bank and First Security Bank, National Association.

10.1(1)	1995 Stock Option Plan, as amended, of the Company.

10.2(1)	Form of Stock Option Agreement between the Company and participants under the 1995 Stock Option Plan.

10.3(1)	Form of Indemnity Agreement between the Company and each of its executive officers.

10.4(1)	Form of Registration Rights Agreement executed in connection with the private placement of Common Stock.

10.5(2)	Employment Agreements between the Company and each of Messrs Isel, Peterson and Boosales: (a) Isel (b) Peterson (c) Boosales

10.7(1)	Lease dated August 28, 1992, among Winchester Homes, Inc. and Weyerhaeuser Real Estate Company and Amsco Sterile Recoveries, Inc., as assigned to the Company.

10.8(1)	Texas Industrial Net Lease dated March 19, 1992, between the Trustees of the Estate of James Campbell, Deceased, and Amsco Sterile Recoveries, Inc., as assigned to the Company.

10.9(1)	Lease dated March 30, 1992, between Walter D’Aloisio and Amsco Sterile Recoveries, Inc., as assigned to the Company.

10.10(1)

Standard Industrial Lease -- Multi-Tenant (American Industrial Real Estate Association) dated February 24, 1992, between Borstein Enterprises and Amsco Sterile Recoveries, Inc., as assigned to the Company.

10.11(1)	Carolina Central Industrial Center Lease dated April 22, 1992, between Industrial Development Associates and Amsco Sterile Recoveries, Inc., as assigned to the Company.

10.12(1)	Lease Agreement dated September 2, 1993, between Price Pioneer Company, Ltd., and Amsco Sterile Recoveries, Inc., as assigned to the Company.

Exhibit Number	Exhibit Description

10.13(1)	Service Center Lease dated December 4, 1991, between QP One Corporation and Amsco Sterile Recoveries, Inc., as assigned to the Company.

10.15(1)	Stock Option Agreement dated as of October 18, 1996, between Bertram T. Martin, Jr. and the Company.

10.16(2)	Stock Option Agreement dated as of May 2, 1996, between James M. Emanuel and the Company.

10.17(1)	1996 Non-Employee Director Stock Option Plan of the Company.

10.18(2)	Retention Agreements between the Company and each of Messrs. Isel, Peterson and Boosales: (a) Isel (b) Peterson (c) Boosales

10.19(3)	Amendments No. 2 and 3 to the 1995 Stock Option Plan of the Company.

10.20(4)	Stock Option Agreement dated November 21, 1997, between Bertram T. Martin, Jr. and the Company.

10.21(4)	Corporate Service Agreement dated October 21, 1997, between Standard Textile Co., Inc. and the Company.

10.22(4)	Corporate Service Agreement dated October 31, 1997, between Health Services Corporation of America and the Company.

10.23(4)	1998 Stock Option Plan of the Company.

10.24(5)	Registration Rights Agreement dated August 31, 1998, between the Company and Standard Textile Co., Inc.

10.25(6)	Procurement Agreement dated August 31, 1998, between the Company and Standard Textile Co., Inc.

10.26(7)	Promissory Note dated as of February 24, 1999, executed by the Company in favor of First Union National Bank.

10.27(7)	Credit Agreement dated as of February 24, 1999, between the Company and First Union National Bank (Revolving Line of Credit).

10.28(7)	Security Agreement dated as of February 1, 1999, between the Company and First Union National Bank (Revolving Line of Credit).

10.29(7)	Participation Agreement dated as of February 1, 1999, among the Company, First Union National Bank, and First Security Bank, National Association (lease facility).

10.30(7)	Credit Agreement dated as of February 1, 1999, between First Security Bank, National Association and First Union National Bank (lease facility).

10.31(7)	Lease Agreement dated as of February 1, 1999, between the Company and First Security Bank, National Association.

Exhibit Number	Exhibit Description

10.32(8)	Lease Agreement dated as of June 15, 1999, between the Company and ProLogis Limited Partnership IV.

10.33(9)

Lease Agreement dated as of June 10, 1999, between the Company and Riggs & Company, a division of Riggs Bank, N.A., as Trustee of the Multi-Employer Property Trust, a trust organized under 12 C.F.R. Section 9.18.

10.35(10)	Amendment No. 2 to Credit Agreement dated as of March 24, 2000 between the Company and First Union National Bank.

10.36 (10)	Replacement Revolving Note dated as of March 24, 2000, executed by the Company in favor of First Union National Bank.

10.37(12)	Joint Marketing Agreement dated as of April 28, 2000, between Aesculap, Inc. and the Company.

10.38(11)	Syndication Amendment and Assignment dated as of June 27, 2000, among the Company, First Union National Bank, and SouthTrust Bank, N.A.

10.39(11)	First Amendment to Pledge Agreement and Security Agreement dated as of June 27, 2000, between the Company and First Union National Bank.

10.40(11)	Revolving Note dated as of June 27, 2000, issued by the Company to SouthTrust Bank.

10.41(11)	Replacement Swingline Note dated as of June 27, 2000, issued by the Company to SouthTrust Bank.

10.42(13)	Amendment No. 5 to Existing Credit Agreement dated as of June 24, 2000, among the Company, First Union National Bank, and SouthTrust Bank, N.A.

10.43(13)	Amendment No. 6 to Existing Credit Agreement dated as of September 22, 2000, between the Company and First Union National Bank.

10.44(13)	New Commitment Agreement dated as of October 4, 2000, among the Company, First Union National Bank, The Bankers Bank, and SouthTrust Bank, N.A.

10.45(14)

Lease Agreement dated as of February 25, 2000, between the Company and Coastal Hillsborough Partners, L.L.P.; Confirmation of Lease Commencement dated as of March 24, 2001, between the Company and Coastal Hillsborough Partners, L.L.P.

10.46(15)	Purchasing Agreement dated as of May 1, 2001, between the Company and HealthTrust Purchasing Group, L.P.

10.47(16)	Form of stock option agreement between the Company and outside directors.

10.48(17)	Employment Agreement dated as of April 1, 2002, between the Company and Charles L. Pope.

10.49(17)	Separation Agreement dated as of August 15, 2002, between the Company and Richard T. Isel.

10.50	Employment Agreement dated as of December 1, 2002, between the Company and Joseph A. Largey.

10.51	Consulting Agreement dated as of December 31, 2002 between the Company and Wayne R. Peterson.

Exhibit Number	Exhibit Description

10.52	Consulting Agreement dated as of December 31, 2002 between the Company and James T. Boosales.

10.53	Non Employee Directors’ Compensation Plan dated as of October 22, 2002.

23.1	Consent of Ernst & Young LLP.

______________

   (1)    Incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on May 15,1996.

   (2)    Incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Registrant on July 18, 1996.

   (3)    Incorporated by reference to the Annual Report on Form 10-K for the 1996 year filed by the Registrant on March 24, 1997.

   (4)    Incorporated by reference to the Annual Report on Form 10-K for the 1997 year filed by the Registrant on March 30, 1998.

   (5)    Incorporated by reference to the Current Report on Form 8-K dated August 31, 1998, and filed by the Registrant on September 8, 1998.

   (6)    Incorporated by reference to the Quarterly Report on Form 10-Q for the third quarter of 1998 filed by the Registrant on November 13, 1998.

   (7)    Incorporated by reference to the Quarterly Report on Form 10-Q for the 1998 third quarter filed by the Registrant on March 23, 1999.

   (8)    Incorporated by reference to the Quarterly Report on Form 10-Q for the 1999 third quarter filed by the Registrant on November 11, 1999.

   (9)    Incorporated by reference to the Annual Report on Form 10-K for the 1999 year filed by the Registrant on March 28, 2000.

 (10)    Incorporated by reference to the Quarterly Report on Form 10-Q for the 2000 first quarter filed by the Registrant on May 12, 2000.

 (11)    Incorporated by reference to the Quarterly Report on Form 10-Q for the 2000 second quarter filed by the Registrant on August 11, 2000.

 (12)    Incorporated by reference to the Current Report on Form 8-K dated October 24, 2000, and filed by the Registrant on October 24, 2000.

 (13)    Incorporated by reference to the Quarterly Report on Form 10-Q for the 2000 third quarter filed by the Registrant on November 8, 2000.

 (14)    Incorporated by reference to the Quarterly Report on Form 10-Q for the 2001 first quarter filed by the Registrant on May 15, 2001.

 (15)    Incorporated by reference to the Quarterly Report on Form 10-Q for the 2001 second quarter filed by the Registrant on July 26, 2001.

 (16)    Incorporated by reference to the Annual Report on Form 10-K for the 2001 year filed by the Registrant on April 1, 2002.

 (17)    Incorporated by reference to the Quarterly Report on Form 10-Q for the 2002 third quarter filed by the Registrant on November 13, 2002.

SIGNATURES AND CERTIFICATIONS OF THE CHIEF EXECUTIVE OFFICER AND THE
CHIEF FINANCIAL OFFICER OF THE COMPANY.

The following pages include the Signatures page for this Form 10-K and two separate Certifications of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) of the Company.

The first form of Certification is required by Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). The Section 302 Certification includes references to an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” and its “internal controls and procedures for financial reporting.” Item 14 of Part III of this Annual Report presents the conclusions of the CEO and the CFO about the effectiveness of such controls based on and as of the date of such evaluation (relating to Item 4 of the Section 302 Certification), and contains additional information concerning disclosures to the Company’s Audit Committee and independent auditors with regard to deficiencies in internal controls and fraud (Item 5 of the Section 302 Certification) and related matters (Item 6 of the Section 302 Certification).

The second form of Certification is required by section 1350 of chapter 63 of title 18 of the United States Code.

SIGNATURES AND CERTIFICATIONS (continued)

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

SRI/SURGICAL EXPRESS, INC.
By:	/s/ JOSEPH A. LARGEY

Joseph A. Largey Chief Executive Officer

Dated: March 31, 2003

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ N. JOHN SIMMONS, JR.	Chairman and Director	March 31, 2003

N. John Simmons, Jr.

/s/ JOSEPH A. LARGEY	Chief Executive Officer	March 31, 2003

Joseph A. Largey

/s/ CHARLES L. POPE	Chief Financial Officer	March 31, 2003

Charles L. Pope

/s/ JAMES T. BOOSALES	Director	March 31, 2003

James T. Boosales

/s/ JAMES M. EMANUEL	Director	March 31, 2003

James M. Emanuel

/s/ LEE R. KEMBERLING	Director	March 31, 2003

Lee R. Kemberling

/s/ WAYNE R. PETERSON	Director	March 31, 2003

Wayne R. Peterson

CERTIFICATIONS

I, Joseph A. Largey, certify that:

1.        I have reviewed this annual report on Form 10-K of SRI/Surgical Express, Inc. (“SRI”);

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of SRI as of, and for, the periods presented in this annual report;

4.        SRI’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the SRI and have:

a)        designed such disclosure controls and procedures to ensure that material information relating to SRI, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of SRI’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        SRI’s other certifying officers and I have disclosed, based on our most recent evaluation, to SRI’s auditors and the audit committee of SRI’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect SRI’s ability to record, process, summarize and report financial data and have identified for SRI’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in SRI’s internal controls; and

6.        SRI’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
/s/ JOSEPH A. LARGEY

Joseph L. Largey Chief Executive Officer

CERTIFICATIONS

I, Charles L. Pope, certify that:

1.        I have reviewed this annual report on Form 10-K of SRI/Surgical Express, Inc. (“SRI”);

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of SRI as of, and for, the periods presented in this annual report;

4.        SRI’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the SRI and have:

a)        designed such disclosure controls and procedures to ensure that material information relating to SRI, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of SRI’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        SRI’s other certifying officers and I have disclosed, based on our most recent evaluation, to SRI’s auditors and the audit committee of SRI’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect SRI’s ability to record, process, summarize and report financial data and have identified for SRI’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in SRI’s internal controls; and

6.        SRI’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
/s/ CHARLES L. POPE

Charles L. Pope Chief Financial Officer

CERTIFICATION OF PERIODIC FINANCIAL REPORT PURSUANT TO 18 U.S.C. SECTION 1350

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of SRI/Surgical Express, Inc. (the “Company”) certifies that the Annual Report on Form 10-K of the Company for the year ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that Form 10-K fairly presents, in all materials respects, the financial conditions and results of operations of the Company.

Dated: March 31, 2003
/s/ JOSEPH A. LARGEY

Joseph A. Largey

Dated: March 31, 2003
/s/ CHARLES L. POPE

Charles L. Pope

This certification is made solely for purpose of 18 U.S.C. Section 1350, subject to the knowledge standard contained in that statute, and not for any other purpose.