Form 10-Q
period 2003-03-31
SRI SURGICAL EXPRESS INC
filed 2003-05-14
CIK 1014041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2003

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
Yes ☒ No ☐

Number of outstanding shares of each class of Registrant’s Common Stock as of March 31, 2003:

Common Stock, par value $.001 – 6,268,877

SIGNATURES AND CERTIFICATIONS	17

PART I – FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements

SRI/SURGICAL EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended

	March 31, 2003	March 31, 2002

Revenues	$21,460	$21,755
Cost of revenues	15,636	15,215

Gross profit	5,824	6,540

Distribution expenses	1,535	1,432
Selling and administrative expenses	3,662	3,738

Income from operations	627	1,370
Unrealized gain on derivative instruments	—	65
Interest expense, net	319	238

Income before income taxes	308	1,197
Income tax expense	116	449

Net income	$192	$748

Net income available for common shareholders, basic	$0.03	$0.12

Net income available for common shareholders, diluted	$0.03	$0.12

Weighted average common shares outstanding, basic	6,269	6,417

Weighted average common shares outstanding, diluted	6,274	6,618

The accompanying notes are an integral part of these financial statements

SRI/SURGICAL EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2003	December 31, 2002

	(unaudited)

ASSETS
Cash and cash equivalents	$557	$537
Accounts receivable, net	10,583	10,289
Inventories, net	6,846	6,977
Prepaid expenses and other assets	3,052	2,953
Reusable surgical products, net	24,259	25,642
Property, plant and equipment, net	39,727	40,264
Goodwill, net	5,244	5,244

Total assets	$90,268	$91,906

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to bank	$14,006	$15,452
Accounts payable	4,923	5,429
Employee related accrued expenses	1,031	913
Other accrued expenses	1,260	1,408
Obligation under capital lease	4,606	4,455
Bonds payable	9,700	9,700
Deferred tax liability, net	1,704	1,704

Total liabilities	37,230	39,061
Shareholders’ equity
Preferred stock-authorized 5,000,000 shares of $0.001 par value; no shares issued and outstanding at March 31, 2003 and December 31, 2002	—	—
Common stock-authorized 30,000,000 shares of $0.001 par value; issued and outstanding 6,268,877 at March 31, 2003 and December 31, 2002	6	6
Additional paid-in capital	29,424	29,423
Retained earnings	23,608	23,416

Total shareholders’ equity	$53,038	$52,845

Total liabilities and shareholders’ equity	$90,268	$91,906

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended

	March 31, 2003	March 31, 2002

Cash flows from operating activities
Net income	$192	$748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,025	750
Amortization of reusable surgical products	1,174	892
Provision for reusable surgical products shrinkage	413	506
Unrealized gain on derivative instruments	—	(65)
Change in assets and liabilities:
Accounts receivable, net	(294)	993
Inventories, net	131	(98)
Prepaid expenses and other assets	(99)	311
Accounts payable	(506)	(2,499)
Employee related and other accrued expenses	(29)	82

Net cash provided by operating activities	2,007	1,620

Cash flows from investing activities
Purchases of property, plant and equipment	(309)	(1,810)
Purchases of reusable surgical products	(204)	(192)

Net cash used in investing activities	(513)	(2,002)

Cash flows from financing activities
Net (repayment) on notes payable to bank	(1,446)	(736)
Payments on obligation under capital lease	(28)	(26)
Net proceeds from issuance of common stock	—	1,181

Net cash provided by (used in) financing activities	(1,474)	419

Increase in cash and cash equivalents	20	37
Cash and cash equivalents at beginning of period	537	538

Cash and cash equivalents at end of period	$557	$575

Supplemental cash flow information
Cash paid for interest	$201	$186

Cash paid for income taxes	$25	$(9)

Supplemental schedule of non-cash activities
Assets acquired under capital lease	$179	$—

Income tax benefit of stock options exercised	$—	$192

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of SRI/Surgical Express, Inc. (the “Company”) have been prepared in accordance with the Securities and Exchange Commission’s instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. The accounting policies followed for quarterly financial reporting conform with accounting principles generally accepted in the United States for interim financial statements and include those accounting policies disclosed in the Company’s Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2003. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K.

The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. There are 13 weeks included for the three month periods ended March 31, 2003 and March 31, 2002, respectively.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Realty Trust beginning in December 2002. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Concentration of Credit Risk

The Company has accounts receivable from hospitals and surgery centers. The Company does not believe that there are substantial credit risks associated with those receivables. The Company does not require any form of collateral from the hospitals and surgery centers. The allowance for doubtful accounts as of March 31, 2003 and December 31, 2002 was approximately $114,000 and $101,000, respectively. The Company’s write-offs for uncollectible accounts are insignificant to its results of operations. The Company does not charge interest on trade receivables.

Inventories

Inventories, consisting principally of consumables, supplies, and disposable surgical products, are valued at the lower of cost or market, with cost being determined on the first-in, first-out method. As of March 31, 2003 and December 31, 2002, inventory consists of the following:

	March 31, 2003	December 31, 2002

Raw materials	$3,496,229	$3,453,313
Work in progress	199,926	81,211
Finished goods	3,379,865	3,652,355

	7,076,020	7,186,879
Inventory reserve	(229,799)	(210,299)

	$6,846,221	$6,976,580

Reusable Surgical Products

Reusable surgical products are stated at cost. Amortization is computed on a basis similar to the units of production method. Estimated useful lives are based on the estimated total number of available uses for each product. The expected total available usage for its products using the three principal fabrics (accounting for 85% of its products) is 75, 100, and 125 uses based on several factors. Accumulated amortization as of March 31, 2003 and December 31, 2002 was approximately $12.7 million and $12.5 million, respectively.

As of March 31, 2003 and December 31, 2002, the Company had reserves for shrinkage and obsolescence of approximately $1.0 million, respectively.

Property Plant and Equipment

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

As of January 1, 2002 the Company tests goodwill for impairment using the two-step process prescribed in Statement 142. SRI’s adoption of Statement 142 in 2002 did not affect its results of operations or financial position. Pursuant to Statement 142, SRI must test its intangible assets for impairment annually, or more frequently, if indicators of impairment arise.

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

Net Income per Common Share

Basic net income per share is calculated by dividing net income available for common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the dilutive effect of outstanding options, calculated using the treasury stock method.

Stock Based Compensation

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

If the Company recognized compensation expense based upon the fair value at the grant date for awards under its option plans consistent with the methodology prescribed by Statement 123, the Company’s net income and earnings per share would be reduced to the pro forma amounts indicated below:

		Three Months Ended

		March 31, 2003	March 31, 2002

Net income	As reported	$192	$748
Compensation expense, net of tax	Pro forma	(209)	(198)

	Pro forma	$(17)	$550

Basic income per share available for common shareholders	As reported	$0.03	$0.12
Compensation expense, net of tax	Pro forma	(0.03)	(0.03)

	Pro forma	$—	$0.09

Diluted income per share	As reported	$0.03	$0.12
Compensation expense, net of tax	Pro forma	(0.03)	(0.03)

	Pro forma	—	$0.09

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Liabilities for these costs are now generally recognized when incurred rather than at the date an entity commits to an exit plan. The provisions of SFAS No. 146 are effective, on a prospective basis, for exit or disposal activities initiated by the Company after December 31, 2002. The Company does not believe that SFAS No. 146 will materially affect its future results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends FASB Statement No. 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more frequent disclosures in financial statements concerning the effect of stock-based compensation. The effective date of SFAS 148 is for fiscal years ending after December 15, 2002. The Company followed APB 25 and related interpretations in accounting for its employee stock options for the three month periods ended March 31, 2003 and March 31, 2002 and hence there was no impact on the Company’s consolidated financial position and results of operations.

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

Reclassifications

Certain prior year amounts have been reclassified in order to conform to the 2003 presentation. Certain employee salaries, benefits and related expenses have been reclassified from Cost of Revenue into Selling and Administrative expenses.

Line of Credit

The Company’s outstanding balance under its $45.0 million revolving credit facility was approximately $14.0 million and $15.5 million on March 31, 2003 and December 31, 2002, respectively.

The credit facility is secured by substantially all of the Company’s assets and has a maturity date of June 30, 2003 (See Liquidity and Capital Resources). The amount available under the Company’s revolving credit facility at March 31, 2003 and December 31, 2002 was $31.0 million and $29.5 million respectively, subject to compliance with certain covenants. The facility’s interest rate varies between 225 and 275 basis points over LIBOR (1.306% as of March 31, 2003), depending on the Company’s leverage. The credit facility requires the Company to maintain (a) minimum net worth of not less than $37.0 million plus 75% of cumulative net income for each fiscal quarter beginning with the fiscal quarter ending March 31, 2000; (b) a leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charge coverage ratio of 2.25 to 1.0 through December 31, 2002, and 2.35 to 1.0 thereafter. The credit facility restricts the Company in paying dividends, engaging in acquisition transactions, incurring additional indebtedness, and encumbering its assets. The Company complied with all requirements of the credit facility as of March 31, 2003.

The credit facility allows the Company to repurchase up to $5 million of its stock from time to time through open market purchases at prevailing market prices. As of March 31, 2003, the Company had repurchased 229,800 shares of its common stock, at an aggregate cost of approximately $2.1 million during the period from 2000 to 2002. No shares were repurchased in the first quarter of 2003.

NOTE C – EARNINGS PER SHARE

The following table sets forth the Company’s computation of basic and diluted earnings per share before the cumulative effect of a change in accounting policy:

	Three Months Ended

	March 31, 2003	March 31, 2002

	(In thousands, except per share data) (unaudited)
Basic
Numerator:
Net Income	$192	$748

Denominator:
Weighted average shares outstanding	6,269	6,417

Income per common share, basic	$0.03	$0.12

Diluted
Numerator:
Net Income	$192	$748
Denominator:
Weighted average shares outstanding	6,269	6,417
Effect of dilutive securities - Employee stock options	5	201

	6,274	6,618

Income per common share, diluted	$0.03	$0.12

Options to purchase 959,000 and 265,000 shares of common stock for the three month periods ended March 31, 2003 and March 31, 2002, respectively, were not included for all or a portion of the computation of diluted net income per common share, because the options’ exercise prices were greater than the average market price of the common shares and therefore the effect would be anti-dilutive.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto included elsewhere in this report. This discussion and analysis contains trend analysis and might contain forward-looking statements. These statements are based on current expectations and actual results might differ materially. Among the factors that could cause actual results to vary are those described in this “Overview” section.

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

In recent years, the Company made investments in staff, facility expansions, and additional reusable surgical products in anticipation of revenue growth. As previously disclosed, the Company has endured a period in which its revenues have been adversely affected by the competitive market for its products and services, including price reductions on some accounts to retain customers, as well as the continuing impact of lost customers. Revenue losses from these factors have been partially offset by continued growth in the Company’s instrument business as revenue increased by $1.0 million to $2.6 million in the three months ended March 31, 2003, compared to $1.6 million in the three months ended March 31, 2002.

The Company recently announced a new ten-year joint marketing agreement with Aesculap, Inc. The agreement, which renews the relationship that began in April 2000 provides for the Company and Aesculap to jointly market the Company’s Instrument Express program and Aesculap’s PCMS Services. The agreement provides for Aesculap to furnish and repair all instruments that the Company requires and for the Company to handle delivery, retrieval and reprocessing of the instruments as part of its Instrument Express Program. The parties mutually establish customer pricing for the instruments. The Company pays Aesculap an agreed amount per procedure for instruments furnished under the program, with provisions for potential adjustments to that pricing if a party fails to realize targeted gross margins from the arrangement. The Company’s Instrument Express Program provides hospitals with a comprehensive procedure-based delivery and retrieval service of surgical instruments. Aesculap’s PCMS Services provides customers with procedure specific instrument sets for use in laparoscopic, arthroscopic, and general surgical applications and certain related repair and maintenance services on a per procedure basis.

*GORE® Surgical Barrier Fabric is a registered trademark of W.L. Gore & Associates, Inc.

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

Impairment of Goodwill and other Intangible Assets. The Company adopted Statement of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets, as of January 1, 2002. The Company tests goodwill for impairment using the two-step process prescribed in Statement 142. SRI’s adoption of Statement 142 in 2002 did not affect its results of operations or financial position. Pursuant to Statement 142, SRI must test its intangible assets for impairment annually or more frequently if indicators of impairment arise. Any impairment would adversely affect SRI’s net income.

Results of Operations

The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in the statement of income of the Company.

	Three Months Ended

	March 31, 2003	March 31, 2002

Revenues	100.0%	100.0%
Cost of revenues	72.9	69.9

Gross profit	27.1	30.1
Distribution expenses	7.1	6.6
Selling and administrative expenses	17.1	17.2

Income from operations	2.9	6.3
Unrealized gain on derivative instruments	—	0.3
Interest expense, net	1.5	1.1

Income before income taxes	1.4	5.5
Income tax expense	0.5	2.1

Net income	0.9%	3.4%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenues. Revenues decreased $295,000, or 1.4%, to $21.5 million in the three months ended March 31, 2003, from $21.8 million in the three months ended March 31, 2002. Revenue decreases are attributable to the competitive market for the Company’s products and services, including price reductions and the loss of some customer accounts. These adverse impacts were partially offset by continued growth in the Company’s instrument programs.

Gross Profit. Gross profit decreased $716,000, or 10.9%, to $5.8 million in the three months ended March 31, 2003, from $6.5 million in the three months ended March 31, 2002. As a percentage of revenues, gross profit decreased by 3.0% to 27.1% in the three months ended March 31, 2003, from 30.1% in the three months ended March 31, 2002. The decrease in gross profit reflects increased overhead and the impact of price reductions and customer account losses. Additionally, depreciation expense for the quarter ending March 31, 2003 increased approximately $260,000 due to the purchase in December 2002 of the interest in SRI Realty Trust, Inc. from an unrelated third party and the resulting elimination of the prior operating leases for two of the Company’s processing facilities.

Distribution Expenses. Distribution expenses increased $103,000, or 7.2%, to $1.5 million in the three months ended March 31, 2003, from $1.4 million in the three months ended March 31, 2002. As a percentage of revenues, distribution expenses increased by 0.5% to 7.1% in the three months ended March 31, 2003, from 6.6% in the three months ended March 31, 2002. The increase in distribution expenses resulted primarily from increased vehicle lease, operation, and insurance expense.

Selling and Administrative Expenses. Selling and administrative expenses decreased $76,000, or 2.0%, to $3.7 million in the three months ended March 31, 2003 and 2002, respectively. As a percentage of revenues, selling and administrative expenses decreased 0.1% to 17.1% in the three months ended March 31, 2003, from 17.2% in the three months ended March 31, 2002. The Company’s selling and administrative expenses decreased primarily due to reduced travel and other expenses as a result of cost savings initiatives, and was partially offset by increased professional fees, marketing and administrative fees for group purchasing organization accounts, and insurance expenses.

Income from Operations. Income from operations decreased $743,000, or 54.2%, to $627,000 in the three months ended March 31, 2003, from $1.4 million in the three months ended March 31, 2002. As a percentage of revenues, income from operations decreased 3.4% to 2.9% for the three months ended March 31 2003, from 6.3% for the three months ended March 31, 2002.

Derivative Instruments. The Company had guaranteed two interest rate swaps of a third party until April 2002, when those swaps were terminated. Pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognized an unrealized gain of $65,000 in the three months ended March 31, 2002.

Interest Expense, Net. Interest expense increased $81,000 to $319,000 in the three months ended March 31, 2003, from $238,000 in the three months ended March 31, 2002; primarily due to expenses associated with the bond financing on two of the Company’s processing facilities that were formerly charged to operating lease arrangements.

Income Tax Expense. Income tax expense decreased $333,000 to $116,000 in the three months ended March 31, 2003, compared to $449,000 in the three months ended March 31, 2002. The Company’s effective tax rate was 37.5%.

Liquidity and Capital Resources

The Company’s principal sources of capital have been cash flows from operations and borrowings under its working capital loan facility.

The Company’s positive cash flow provided by operating activities was $2.0 million during the three months ended March 31, 2003, compared to $1.6 million during the three months ended March 31, 2002. The Company’s cash flow increased during this time period in comparison to the prior period notwithstanding reduced net income, principally because of higher depreciation and amortization expenses and reduction of accounts payable

The Company’s net cash used in investing activities decreased to $513,000 in the three months ended March 31, 2003 from $2.0 million in the three months ended March 31, 2002. These expenditures were funded from cash provided by operating activities and borrowings under the Company’s revolving credit facility. The reduction is primarily due to decreased purchases of property, plant and equipment.

The Company spent $309,000 and $1.8 million in the three months ended March 31, 2003 and 2002, respectively, on purchases of property, plant and equipment. The Company spent $204,000 and $192,000 in the three months ended March 31, 2003 and 2002, respectively, on purchases of reusable surgical products. The Company has a procurement agreement through August 2008 with Standard Textile Co., Inc. under which the Company agrees to purchase 90% of its reusable surgical products from Standard Textile. On a monthly basis, for the subsequent twelve months, the Company forecasts its anticipated product requirements from Standard Textile. The Company anticipates a substantial decline in its product requirement for 2003. The Company estimates that its expenditures for new carts and reusable surgical products will be approximately $100,000 per month for the remainder of the year, although this amount will fluctuate depending on the growth of its business.

The Company’s revolving credit facility allows the Company to repurchase up to $5 million of its stock from time to time through open market purchases at prevailing market prices. The Company began repurchasing shares in 2000. As of December 31, 2002 , the Company had repurchased 229,800 shares of its common stock, at an aggregate cost of approximately $2.1 million between 2000 and 2002. The Company has not repurchased shares since December 2002.

As of March 31, 2003, the Company had cash of approximately $557,000, as well as additional amounts available under its credit facility. The credit facility is subject to covenant requirements. The Company believes that its cash flows from operating activities and funds available under its credit facility will be sufficient to fund its growth and anticipated capital requirements for the next twelve months.

The Company is currently in the process of renewing its credit facility. The Company has a commitment from its bank to extend repayment of $15.0 million to January 1, 2004 if a new credit facility is not in place by that date.

Item 3.

Quantitative And Qualitative Disclosures About Market Risk

The Company’s outstanding balance under its $45.0 million revolving credit facility was approximately $14.0 million and $15.5 million as of March 31, 2003 and December 31, 2002, respectively. The credit facility’s interest rate varies between 225 and 275 basis points over LIBOR (1.306% as of March 31, 2003), depending on the Company’s leverage. The Company is subject to changes in its interest expense on this facility based on fluctuations in interest rates. Assuming an outstanding balance on this credit facility of $15 million, if the LIBOR were to increase (decrease) by 100 basis points, the Company’s interest payments would increase (decrease) by $37,500 per quarter.

The Company’s bonds that financed two of its facilities accrue interest at a rate that approximates LIBOR. The Company is subject to changes in its interest expense on these bonds based on fluctuations in interest rates. Assuming an outstanding balance of these bonds of $9.7 million, if the LIBOR were to increase (decrease) by 100 basis points, the Company’s interest payments would increase (decrease) by $24,250 per quarter.

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

New Product Offering; Dependence on a Supplier. The Company is regularly developing new instrument processing programs. The Company is subject to a risk that the market will not broadly accept them. Further, the Company relies on Aesculap, Inc. as its major source of supply of instruments for its Instrument Express program. The Joint Marketing Agreement between the Company and Aesculap provides for Aesculap to furnish instruments to the Company until 2013, subject to terms and conditions stated in the agreement. Any failure of Aesculap to furnish instruments for any reason would materially and adversely affect the Company’s ability to service this program until the Company secured one or more alternative suppliers.

Dependence on Significant Customers and Market Consolidation. During the three months ended March 31, 2003, Novation, HPG, and Premier, Inc. hospitals accounted for approximately 35%, 15%, and 10% of the Company’s sales, compared to 33%, 14%, and 10% in the three months ended March 31, 2002, respectively. Although each Novation, HPG, and Premier hospital currently makes its purchasing decisions on an individual basis, and no single hospital accounted for more than 7% of the Company’s sales, the loss of a substantial portion of the Novation, HPG, or Premier hospitals’ business would have a material adverse effect on the Company.

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

Pending SEC Investigation. As previously disclosed, the Company is cooperating with a pending investigation by the Securities and Exchange Commission (“SEC”), which is primarily focused on the Company’s accounting for transactions underlying its restatement of its financial results for the third quarter of 2001. Although SRI has reached preliminary agreement with the SEC’s staff regarding a settlement with respect to its investigation, this settlement remains subject to documentation and Commission authorization. Further, the settlement covers only SRI and the named individuals. See “Legal Proceedings.”

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

Limitations on the Effectiveness of Controls. Any system of disclosure controls and internal controls is inherently limited in detecting and preventing all error and all fraud. Even a well conceived control system provides reasonable, not absolute, assurance that its objectives are met and any control system design reflects the company’s resource constraints. Persons’ judgments in their decision-making can be faulty; breakdowns can occur because of their simple errors or mistakes. Persons can circumvent controls individually or in with other people. There can be no assurance that any design of controls will succeed in achieving its stated goals under all potential conditions.

CEO and CFO Certifications. Certifications of SRI’s Chief Executive Officer and Chief Financial Officer appear immediately following the Signatures section of this report, which are required by Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item of this report is the information concerning the evaluation of disclosure controls referenced in the Section 302 Certifications; the Section 302 Certifications should be read in conjunction with this Item for a more complete understanding of the topics presented.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

Class Action Litigation. As previously disclosed, the Company has entered into a Memorandum of Understanding for the settlement and release of claims that were asserted in a Consolidated Amended Class Action Complaint filed on June 4, 2002, in the United States District Court for the Middle District of Florida. This litigation is a consolidation of substantially similar shareholders lawsuits filed against the Company and certain of its former officers beginning on November 30, 2001, following its restatement of its financial results for the 2001 third quarter. The settlement remains subject to court approval. No accruals for damages were recorded by the Company for this matter as of March 31, 2003.

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

As previously disclosed, the Company has preliminarily agreed with staff of the Securities and Exchange Commission to a settlement with respect to the Commission’s investigation of the Company. The settlement remains subject to completion of settlement documentation and Commission authorization.

Item 2.

Changes in Securities

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information

None.

Item 6.

Exhibits and Reports on Form 8-K

Exhibit Number	Exhibit Description

10.54	Joint Marketing Agreement dated as of March 1, 2003 between Aesculap, Inc. and the Company.

Reports on Form 8-K

On January 27, 2003, the Company filed a report on Form 8-K announcing a Memorandum of Understanding for the settlement and release of all claims against the Company and certain former officers in a Consolidated Amended Class Action Complaint.

Signatures and Certifications of the Chief Executive Officer and the Chief Financial Officer of the Company.

The following pages include the Signatures page for this Form 10-Q and two separate Certifications of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) of the Company.

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

SRI/SURGICAL EXPRESS, INC.
Date: May 13, 2003	By:	/s/ CHARLES L. POPE

Chief Financial Officer

CERTIFICATIONS

I, Joseph A. Largey, certify that:

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

Date: May 13, 2003
/s/ JOSEPH A. LARGEY

Joseph A. Largey Chief Executive Officer

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

Date: May 13, 2003
/s/ CHARLES L. POPE

Charles L. Pope Chief Financial Officer

CERTIFICATIONS (continued)

Each of the undersigned hereby certifies, for the purposes of section 1350 of chapter 63 of title 18 of the United States Code, in his capacity as an officer of SRI/Surgical Express, Inc. (SRI), that, to his knowledge, the Quarterly Report of SRI on Form 10-Q for the period ended March 31, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operation of SRI.

Date: May 13, 2003	By:	/s/ JOSEPH A. LARGEY

Joseph A. Largey Chief Executive Officer

Date: May 13, 2003	By:	/s/ CHARLES L. POPE

Charles L. Pope Chief Financial Officer