Form 10-Q
period 2003-06-30
SRI SURGICAL EXPRESS INC
filed 2003-08-11
CIK 1014041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2003

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

(813) 891-9550

(Registrant’s Telephone Number)

Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No

Indicate by check whether the Registrant is an accelerated filer (as defined in Rule 12-b-2 of the Securities Exchange Act of 1934). Yes      No ☒

Number of outstanding shares of each class of Registrant’s Common Stock as of August 1, 2003:

Common Stock, par value $.001 – 6,263,024

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

SRI/SURGICAL EXPRESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	$21,406	$21,898	$42,866	$43,653

Cost of revenues	16,041	15,155	31,677	30,370

Gross profit	5,365	6,743	11,189	13,283

Distribution expenses	1,461	1,390	2,996	2,822

Selling and administrative expenses	3,801	3,632	7,463	7,370

Income from operations	103	1,721	730	3,091

Unrealized gain on derivative instruments	—	36	—	101

Interest expense, net	292	258	611	496

Income (loss) before income taxes	(189)	1,499	119	2,696

Income tax expense (benefit)	(71)	562	45	1,011

Net income (loss)	$(118)	$937	$74	$1,685

Earnings (loss) per share:

Basic	$(0.02)	$0.14	$0.01	$0.26

Diluted	$(0.02)	$0.14	$0.01	$0.26

Weighted average common shares outstanding:

Basic	6,266	6,422	6,267	6,420

Diluted	6,266	6,573	6,278	6,596

The accompanying notes are an integral part of these consolidated financial statements.

SRI/SURGICAL EXPRESS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Cash and cash equivalents	$593	$537
Accounts receivable, net	9,997	10,289
Inventories, net	6,511	6,977
Prepaid expenses and other assets	3,068	2,953
Reusable surgical products, net	22,695	25,642
Property, plant and equipment, net	39,063	40,264
Goodwill, net	5,244	5,244

Total assets	$87,171	$91,906

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to bank	$11,352	$15,452
Accounts payable	4,533	5,429
Employee related accrued expenses	1,104	913
Other accrued expenses	1,315	1,408
Obligation under capital lease	4,576	4,455
Bonds payable	9,700	9,700
Deferred tax liability, net	1,704	1,704

Total liabilities	34,284	39,061
Shareholders’ equity
Preferred stock-authorized 5,000,000 shares of $0.001 par value; no shares issued and outstanding at June 30, 2003 and December 31, 2002.	—	—
Common stock-authorized 30,000,000 shares of $0.001 par value; issued and outstanding 6,262,624 at June 30, 2003 and 6,268,877 at December 31, 2002.	6	6
Additional paid-in capital	29,391	29,423
Retained earnings	23,490	23,416

Total shareholders’ equity	$52,887	$52,845

Total liabilities and shareholders’ equity	$87,171	$91,906

The accompanying notes are an integral part of these consolidated financial statements.

SRI/SURGICAL EXPRESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	June 30,	June 30,
	2003	2002
Cash flows from operating activities
Net income	$74	$1,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,034	1,526
Amortization of reusable surgical products	2,375	1,802
Provision for reusable surgical products shrinkage	934	1,088
Unrealized gain on derivative instruments	—	(101)
Change in operating assets and liabilities:
Accounts receivable, net	292	1,136
Inventories, net	466	(196)
Prepaid expenses and other assets	(115)	474
Accounts payable	(896)	190
Employee related and other accrued expenses	99	29

Net cash provided by operating activities	5,263	7,633

Cash flows from investing activities
Purchases of property, plant and equipment	(654)	(2,338)
Purchases of reusable surgical products	(362)	(4,566)

Net cash used in investing activities	(1,016)	(6,904)

Cash flows from financing activities
Net repayment on notes payable to bank	(4,100)	(1,391)
Repayment of derivative instrument	—	(488)
Payments on obligation under capital lease	(58)	(52)
Net proceeds from (repurchase) issuance of common stock	(33)	1,199

Net cash used in financing activities	(4,191)	(732)

Increase (decrease) in cash and cash equivalents	56	(3)
Cash and cash equivalents at beginning of period	537	538

Cash and cash equivalents at end of period	$593	$535

Supplemental cash flow information
Cash paid for interest	$418	$362

Cash paid for income taxes	$48	$451

Supplemental schedule of non-cash activities
Assets acquired under capital lease	$179	$—

Income tax benefit of stock options exercised	$—	$418

The accompanying notes are an integral part of these consolidated financial statements.

SRI/SURGICAL EXPRESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of SRI/Surgical Express, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they omit or condense footnotes and certain other information normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments of a normal recurring nature that are necessary to present fairly the financial information for the interim periods reported have been made. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2002 filed with the SEC. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results that can be expected for the entire year ending December 28, 2003.

The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited consolidated financial statements are reflected as of June 30, 2003 for presentation purposes. There are 26 weeks included for the six-month periods ended June 29, 2003 and June 30, 2002. There are 13 weeks included for the three-month periods ended June 29, 2003 and June 30, 2002.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Realty Trust, beginning in December 2002. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents.

Accounts receivable

The Company has accounts receivable from hospitals and surgery centers. The Company does not believe that there are substantial credit risks associated with those receivables. The Company does not require any form of collateral from the hospitals and surgery centers. The allowance for doubtful accounts as of June 30, 2003 and December 31, 2002 was approximately $177,000 and $101,000, respectively. The Company’s write-offs for uncollectible accounts have not been significant to the results of operations. The Company does not charge interest on accounts receivable.

Inventories

Inventories, consisting principally of consumables, supplies, and disposable surgical products, are valued at the lower of cost or market, with cost being determined on the first-in, first-out method. As of June 30, 2003 and December 31, 2002, inventory consisted of the following:

Inventory Type	June 30, 2003	December 31, 2003
Raw Materials	$3,247,580	$3,453,313
Work in Progress	164,316	81,211
Finished goods	3,330,789	3,652,355

	6,742,685	7,186,879
Less: Inventory reserve	(231,328)	(210,299)

	$6,511,357	$6,976,580

Reusable Surgical Products

Reusable surgical products, consisting principally of gowns, towels and basins, are stated at cost. Amortization is computed on a basis similar to the units of production method. Estimated useful lives are based on the estimated total number of available uses for each product. The expected total available usage for products using the three principal fabrics (accounting for 85% of the reusable surgical products) is 75, 100, and 125 uses based on several factors. Accumulated amortization as of June 30, 2003 and December 31, 2002 was approximately $12.7 million and $12.5 million, respectively.

As of June 30, 2003 and December 31, 2002, the Company had reserves for shrinkage and obsolescence of approximately $0.9 million and $1.0 million, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are computed by the straight-line method with a half-year convention over the estimated useful lives of the assets, or for the term of the related lease for leasehold improvements.

Goodwill

Goodwill of approximately $6,018,000 arising from acquisitions is stated at cost, net of accumulated amortization of approximately $774,000. Prior to January 1, 2002, goodwill had been amortized on a straight-line basis over periods ranging from twenty to thirty years.

On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires goodwill to be tested for impairment at least annually and more frequently when impairment indicators arise. Goodwill is no longer amortized, but must be written down when impaired.

Revenue Recognition

Revenues are recognized as the agreed upon products and services are delivered, generally daily. A signed and dated packing slip and a randomly generated delivery confirmation number evidences confirmation of delivery. The Company’s contractual relationships with its customers are primarily evidenced by purchase orders or service agreements with terms varying from one to five years, which are cancelable by either party, generally with a 90-day notice.

The Company owns substantially all of the reusable surgical products provided to customers. A third party agent provides certain reusable instruments that are included in the comprehensive surgical procedure-based delivery and retrieval service to the Company for a fee. In accordance with Emerging Issues Task Force

(“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, management has concluded that the Company is acting as a principal in this arrangement and has reported the revenue gross for the comprehensive surgical procedure-based delivery and retrieval service. The third party agent fee charged to the Company is included in cost of revenues in the Company’s consolidated statements of operations.

Income Taxes

Income taxes have been provided using the liability method in accordance with SFAS 109, Accounting for Income Taxes. In accordance with SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in operations in the period that includes the enactment date of the rate change.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents approximate fair value because of their short-term nature. The fair value of notes payable to bank approximates carrying amount as the interest rates are based on market interest rates.

Earnings (loss) per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) available for common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the dilutive effect of outstanding options, calculated using the treasury stock method.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 relates to the accounting and reporting for costs associated with exit or disposal activities. The provisions of SFAS 146 affect the timing of the recognition of costs and liabilities resulting from exit or disposal activities initiated after December 31, 2002. Liabilities for these costs are now generally recognized when incurred rather than at the date an entity commits to an exit plan. The Company’s adoption of SFAS 146 on January 1, 2003 did not materially impact the consolidated financial statements.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS 123, Accounting for Stock-Based Compensation. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosures in financial statements concerning the effects of stock-based compensation. SFAS 148 is effective for fiscal years ending after December 15, 2002, including certain amendments to required disclosures related to stock-based compensation included in financial statements for interim periods. The Company records stock-based compensation expense on the date of grant only if the current market price of the underlying stock exceeds the exercise price, and does not plan to change to the SFAS 123 fair value based method of accounting in the foreseeable future. The adoption of SFAS 148 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Exit or Disposal Activities

During the quarter ended June 30, 2003, the Company closed its Boston service center. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recognized exit costs totaling approximately $90,000 related to employee termination costs, contract termination costs, and inventory obsolescence costs. The exit activities were completed during the second quarter of 2003 and included in the Company’s statement of operations.

Stock Based Compensation

The Company accounts for stock-based compensation arrangements under the provisions of APB 25, Accounting for Stock Issued to Employees. In 1995, the FASB issued SFAS 123, Accounting for Stock-Based Compensation. Under SFAS 123, the Company may elect to recognize stock-based compensation expense based on the fair value of the awards on the date of grant or continue to apply the provisions of APB 25 and disclose the effects of SFAS 123 as if the recognition provisions were adopted.

The following table illustrates the effect on the Company’s net income (loss) and earnings per share if the Company recognized compensation expense based upon the fair value at the grant date for awards under its option plans consistent with the methodology prescribed by SFAS 123:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Reported net income (loss)	$(118)	$937	$74	$1,685
Compensation expense, net of tax	(179)	(214)	(388)	(412)

Pro forma net income (loss)	$(297)	$723	$(314)	$1,273

Reported basic earnings (loss) per share	$(0.02)	$0.14	$0.01	$0.26
Compensation expense, net of tax	(0.03)	(0.03)	(0.06)	(0.06)

Pro forma basic earnings (loss) per share	$(0.05)	$0.11	$(0.05)	$0.20

Reported diluted earnings (loss) per share	$(0.02)	$0.14	$0.01	$0.26
Compensation expense, net of tax	(0.03)	(0.03)	(0.06)	(0.07)

Pro forma diluted earnings (loss) per share	$(0.05)	$0.11	$(0.05)	$0.19

Comprehensive Income

In June 1997, the FASB issued SFAS 130, Reporting Comprehensive Income. SFAS 130 requires that total comprehensive income and comprehensive income per share be disclosed with the same prominence as net income and earnings per share. Comprehensive income is defined as changes in shareholders’ equity exclusive of transactions with owners such as capital contributions and dividends and specifically excluded items such as deferred compensation. The Company adopted this standard in 1998. The Company did not have any items of other comprehensive income on which to report in any of the periods presented.

Reclassifications

Certain 2002 employee salaries, benefits and related expenses have been reclassified from cost of revenues into selling and administrative expenses in order to conform to the 2003 presentation.

Line of Credit

On June 26, 2003, the Company renewed for three years and amended its existing revolving credit with Wachovia Bank and SouthTrust Bank. Based on anticipated future needs, the Company elected to decrease the facility amount from $45 million to $30 million. The Company’s outstanding balance under the revolving credit facility was approximately $11.4 million and $15.5 million on June 30, 2003 and December 31, 2002, respectively.

The credit facility is secured by substantially all of the Company’s assets and has a maturity date of June 30, 2006. The facility’s interest rate varies between 200 and 300 basis points over LIBOR (1.1232% as of June 30, 2003), depending on the Company’s consolidated leverage ratio. The credit facility requires the Company to maintain (a) tangible net worth of not less than $45.0 million plus 75% of cumulative net income for each fiscal quarter beginning with the fiscal quarter ending June 30, 2003; (b) a consolidated leverage ratio of not more than 2.5 to 1.0 measured as of the end of each fiscal quarter for the four fiscal quarters then ended; and (c) a funds flow coverage ratio of not less than 2.5 to 1.0 measured at the end of each fiscal quarter. The credit facility restricts the Company from paying dividends, incurring additional indebtedness, encumbering its assets, and entering into merger, consolidation or liquidation transactions representing greater than 10% of consolidated assets. The Company complied with all requirements of the credit facility as of June 30, 2003.

The credit facility allows the Company to repurchase up to $5 million of its stock through open market purchases at prevailing market prices. As of June 30, 2003, the Company had repurchased 6,253 shares of its common stock, at an aggregate cost of approximately $33,000 during 2003. The Company repurchased 154,400 shares of its common stock, at an aggregate cost of approximately $948,500 during 2002.

NOTE C – EARNINGS PER SHARE

The following table sets forth the Company’s computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(In thousands, except per share data) (unaudited)
Basic
Numerator:
Net income (loss)	$(118)	$937	$74	$1,685

Denominator:
Weighted average shares outstanding	6,266	6,422	6,267	6,420

Earnings (loss) per common share, basic	$(0.02)	$0.14	$0.01	$0.26

Diluted
Numerator:
Net income (loss)	$(118)	$937	$74	$1,685

Denominator:
Weighted average shares outstanding	6,266	6,422	6,267	6,420
Effect of dilutive securities—employee stock options	—	151	11	176

	6,266	6,573	6,278	6,596

Earnings (loss) per common share, diluted	$(0.02)	$0.14	$0.01	$0.26

Options to purchase 851,000 and 341,000 shares of common stock for the six month periods ended June 30, 2003 and June 30, 2002, respectively, were not included for all or a portion of the computation of diluted earnings per common share, because the options’ exercise prices were greater than the average market price of the common shares and therefore the effect would be anti-dilutive. Options to purchase 764,200 and 381,900 shares of common stock for the three-month periods ended June 30, 2003 and June 30, 2002, respectively, were not included for the same reason. The dilutive effect of 187,800 options with an exercise price less than the average market price of the common shares were not included for the three months ended June 30, 2003, because the effect would be anti-dilutive due the Company’s net loss for the three months ended June 30, 2003.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report. This discussion and analysis contains trend analysis and might contain forward-looking statements. These statements are based on current expectations and actual results might differ materially. Among the factors that could cause actual results to vary are those described in “Critical Accounting Policies” and “Certain Considerations.”

Our revenues are derived from providing hospitals and surgery centers with reusable gowns, towels, drapes, basins, and instruments for use in surgical procedures through a daily comprehensive surgical procedure-based delivery and retrieval system, and also from the sale of disposable surgical products that supplement our reusable surgical product service. From 11 reprocessing facilities and one disposable products facility, we collect, sort, clean, inspect, package, sterilize and deliver our reusable products on a just-in-time basis. We offer an integrated “closed-loop” reprocessing service that uses two of the most technologically advanced reusable textiles: (i) a GORE® Surgical Barrier Fabric* for gowns and drapes that is breathable yet liquid-proof and provides a viral/bacterial barrier, and (ii) an advanced microfiber polyester surgical fabric for gowns and drapes that is liquid and bacterial resistant. We also offer state of the art reusable laparoscopic instruments from Aesculap, Inc., one of the oldest and largest worldwide suppliers of surgical instruments. The surgical instruments are designed either to be taken apart or with flush ports to allow complete cleaning and decontamination. The number of customers, the number and type of surgical procedures we service for each customer, and pricing for our various types of surgical packs primarily affect our revenue growth.

In recent years, we have made investments in staff, facility expansions, and additional reusable surgical products in anticipation of revenue growth. We are enduring a period in which our revenues have been adversely affected by the competitive market for our products and services, competitive pricing pressures, and the continuing impact of customers lost in 2002 and early 2003. Revenue losses from these factors have been partially offset by continued growth in our instrument business. Our revenue from this business increased by $2.1 million to $5.4 million for the six months ended June 30, 2003, compared to $3.3 million for the six months ended June 30, 2002.

On June 18, 2003, we announced the signing of a new Service and Supply Agreement (the “Agreement”) with Rex Healthcare, Inc. (“Rex Healthcare”) and Aesculap, Inc. (“Aesculap”). Rex Healthcare is a major healthcare system in Raleigh, North Carolina. We were already doing business with Rex Healthcare, but this Agreement considerably increases the scope of our customer relationship with Rex Healthcare, especially with respect to instrument reprocessing. The initial term of the Agreement is seven years, beginning on July 1, 2003.

On August 11, 2003, we announced our intent to consolidate our processing from our Detroit facility into our Cincinnati facility. The Detroit processing facility will be transitioned into a service center that will continue to distribute to our Detroit, Flint and Ann Arbor markets. We expect to complete the transition in our fourth fiscal quarter. The transition is not anticipated to significantly impact our results of operations.

*GORE® Surgical Barrier Fabric is a registered trademark of W.L. Gore & Associates, Inc.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions, and estimates that affect the amounts reported in the our consolidated financial statements and accompanying notes. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our these estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. Note B to our consolidated financial statements describes the significant accounting policies and methods that we use in preparing our consolidated financial statements. We have identified the following critical accounting policies that are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements:

Allowance for Doubtful Accounts.    Our allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the overall aging of our accounts receivable. If a major customer’s creditworthiness deteriorates or actual defaults run at a rate higher than historical experience, we would be required to increase this allowance, which could adversely affect our results of operation.

Amortization of Reusable Products.    We state our reusable surgical products at cost and compute amortization on a basis similar to the units of production method. We estimate the useful lives for each product based on our estimate of the total number of “uses” for which the product will be available. We estimate that our products using the three principal fabrics (accounting for 85% of the reusable surgical products) will be available for 75, 100, and 125 uses based on several factors, including our actual experience with these products. If our actual use experience with these products is shorter than these assumptions, our amortization rates for reusable products would increase, which could adversely affect our results of operation.

Reserves for Shrinkage and Obsolescence for Reusable Surgical Products.    We determine our reserves for shrinkage and obsolescence of our reusable products by tracking those products with our bar-coding system. Based on historical experience, we believe that any products not scanned by the system for a 210-day period are lost. If actual losses exceed our estimates, our shrinkage reserve would increase, which could adversely affect our results of operation.

Reserves for Shrinkage and Obsolescence for Inventories.    We determine our reserves for shrinkage and obsolescence of our inventories based on historical results, including the results of cycle counts performed during the year, and the evaluation of the aging of finished goods of reusable surgical products and disposable packs. If actual losses exceed our estimates and assumptions, our inventory reserves would increase, which could adversely affect our results of operation.

Impairment of Goodwill and Other Intangible Assets.    We adopted SFAS 142, Goodwill and Other Intangible Assets, on January 1, 2002. Pursuant to SFAS 142, we are required to test our goodwill for impairment annually or more frequently if indicators of impairment arise using the process prescribed in SFAS 142. The impairment analysis is based on assumptions of future results made by management, including revenues and cash flows. Circumstances that may lead to impairment of goodwill include unforeseen decreases in future performance or demand, and the restructuring of our operations as a result of a change in our strategy. Any impairment could adversely affect our results of operations.

Results of Operations

The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in the statements of income of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	74.9	69.2	73.9	69.6

Gross profit	25.1	30.8	26.1	30.4

Distribution expenses	6.8	6.3	7.0	6.4
Selling and administrative expenses	17.8	16.6	17.4	16.9

Income from operations	0.5	7.9	1.7	7.1

Unrealized gain on derivative instruments	0.0	0.2	0.0	0.2
Interest expense, net	1.4	1.3	1.4	1.1

Income (loss) before income taxes	(0.9)	6.8	0.3	6.2
Income tax expense (benefit)	(0.3)	2.5	0.1	2.3

Net income (loss)	(0.6)%	4.3%	0.2%	3.9%

Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2002

Revenues.    Revenues decreased $492,000, or 2.2%, to $21.4 million for the three months ended June 30, 2003, from $21.9 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, our revenues decreased $787,000, or 1.8%, to $42.9 million, from $43.7 million for the six months ended June 30, 2002. Revenue decreases are attributable to the competitive market for our products and services, competitive pricing pressures, and the loss of some customer accounts. These adverse impacts were partially offset by continued growth in our instrument programs.

Gross Profit.    Gross profit decreased $1.4 million, or 20.4%, to $5.4 million for the three months ended June 30, 2003, from $6.7 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, gross profit decreased $2.1 million, or 15.8%, to $11.2 million from $13.3 million for the six months ended June 30, 2002. As a percentage of revenues, gross profit decreased by 5.7% to 25.1% for the three months ended June 30, 2003, from 30.8% for the three months ended June 30, 2002. For the six months ended June 30, 2003, gross profit decreased 4.3% to 26.1% from 30.4% for the six months ended June 30, 2002. The decrease in gross profit reflects the impact of competitive pricing pressures, and the loss of some customer accounts. Additionally, depreciation expense for the six months ended June 30, 2003 increased approximately $318,000 due to the elimination in December 2002 of off-balancing sheet financing for two of the Company’s processing facilities. Also, beginning in January 2003, we are subject to higher reusable surgical product amortization. The credit approximated $270,000 per quarter in 2002.

Distribution Expenses.    Distribution expenses increased $71,000, or 5.1%, to $1.5 million for the three months ended June 30, 2003, from $1.4 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, distribution expense increased $174,000, or 6.2%, to $3.0 million from $2.8 million for the six months ended June 30, 2002. As a percentage of revenues, distribution expenses increased by 0.5% to 6.8% for the three months ended June 30, 2003, from 6.3% for the three months ended June 30,

2002. For the six months ended June 30, 2003, distribution expense as a percentage of revenues increased 0.6% to 7.0% from 6.4% for the six months ended June 30, 2002. The increase in distribution expenses resulted primarily from increased vehicle lease and insurance expenses.

Selling and Administrative Expenses.    Selling and administrative expenses increased $169,000, or 4.7%, to $3.8 million for the three months ended June 30, 2003, from $3.6 million for the three months ended June 30, 2002. As a percentage of revenues, selling and administrative expenses increased 1.2% to 17.8% for the three months ended June 30, 2003, from 16.6% for the three months ended June 30, 2002. For the six months ended June 30, 2003, selling and administrative expenses as a percentage of revenues increased 0.5% to 17.4% from 16.9% for the six months ended June 30, 2002. The Company’s selling and administrative expenses increased primarily due to the impact of a new sales compensation program, recruiting and relocation costs, and marketing and administrative fees for group purchasing organization accounts.

Income from Operations.    Income from operations decreased $1.6 million, or 94.0%, to $103,000 for the three months ended June 30, 2003, from $1.7 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, income from operations decreased $2.4 million, or 76.4%, to $730,000 from $3.1 million for the six months ended June 30, 2002. As a percentage of revenues, income from operations decreased 7.4% to 0.5% for the three months ended June 30, 2003, from 7.9% for the three months ended June 30, 2002. For the six months ended June 30, 2003, income from operations as a percentage of revenues decreased 5.4% to 1.7% from 7.1% for the six months ended June 30, 2002.

Derivative Instruments.    We guaranteed two interest rate swaps of a third party until April 2002, when those swaps were terminated. Pursuant to SFAS 133, Accounting for Derivative Instruments and Hedging Activities, we recognized unrealized gains of $36,000 and $101,000 in the three and six months ended June 30, 2002, respectively.

Interest Expense, Net.    Interest expense increased $34,000 to $292,000 for the three months ended June 30, 2003, from $258,000 in the three months ended June 30, 2002. Interest expense increased $115,000 to $611,000 for the six months ended June 30, 2003, from $496,000 for the six months ended June 30, 2002. The increase in interest expense was primarily due to expenses associated with the bond financing on two of our processing facilities that were formerly charged to operating lease arrangements.

Income Tax Expense (Benefit).    Income tax expense (benefit) decreased $633,000 to ($71,000) for the three months ended June 30, 2003, compared to $562,000 for the three months ended June 30, 2002. For the six months ended June 30, 2003, income tax expense (benefit) decreased $966,000 to $45,000 from $1.0 million for the six months ended June 30, 2002. Income tax expense (benefit) was a function of our effective tax rate, which was 37.5%.

Liquidity and Capital Resources

Our principal sources of capital have been cash flows from operations and borrowings under our revolving credit facility.

We generated $5.3 million of cash from operating activities during the six months ended June 30, 2003, compared to $7.6 million generated during the six months ended June 30, 2002. Our cash flow decreased during this time period in comparison to the prior period principally due to reduced net income, higher depreciation and amortization expenses, and reduction of accounts receivable and inventories, partially offset by increases in accounts payable.

Net cash used in investing activities decreased $5.9 million for the six months ended June 30, 2003 to $1.0 million from $6.9 million in the six months ended June 30, 2002. The decrease is primarily due to decreased purchases of property, plant and equipment and reusable surgical products. These expenditures were funded from cash provided by operating activities.

We spent $654,000 and $2.3 million in the six months ended June 30, 2003 and 2002, respectively, on purchases of property, plant and equipment. We spent $362,000 and $4.6 million in the six months ended June 30, 2003 and 2002, respectively, on purchases of reusable surgical products. We estimate that our expenditures for new carts and reusable surgical products will be approximately $200,000 per month for the remainder of the year, although this amount will fluctuate depending on the growth of our business.

On June 26, 2003, we renewed for three years and amended our existing revolving credit facility with Wachovia Bank and SouthTrust Bank. Based on anticipated future needs, we elected to decrease the facility amount from $45 million to $30 million. Our outstanding balance under the revolving credit facilities was approximately $11.4 million and $15.5 million on June 30, 2003 and December 31, 2002, respectively.

The credit facility is secured by substantially all of our assets and has a maturity date of June 30, 2006. The facility’s interest rate varies between 200 and 300 basis points over LIBOR (1.1232% as of June 30, 2003), depending on our consolidated leverage ratio. The credit facility requires us to maintain (a) tangible net worth of not less than $45.0 million plus 75% of cumulative net income for each fiscal quarter beginning with the fiscal quarter ending March 31, 2003; (b) a consolidated leverage ratio of not more than 2.5 to 1.0 measured as of the end of each fiscal quarter for the four fiscal quarters then ended; and (c) a funds flow coverage ratio of not less than 2.5 to 1.0 measured at the end of each fiscal quarter. The credit facility restricts us from paying dividends, incurring additional indebtedness, encumbering its assets, and entering into merger, consolidation or liquidation transactions representing greater than 10% of consolidated assets. We were in compliance with all requirements of the credit facility as of June 30, 2003.

Our credit facility allows us to repurchase up to $5 million of our stock through open market purchases at prevailing market prices. As of June 30, 2003, we had repurchased 6,253 shares of our common stock, at an aggregate cost of approximately $33,000 during 2003. We repurchased 154,400 shares of our common stock, at an aggregate cost of approximately $948,500 during 2002.

As of June 30, 2003, we had cash of approximately $593,000, as well as additional amounts available under our revolving credit facility. The revolving credit facility is subject to various covenant requirements (see Note B). We believe that our cash flows from operating activities and funds available under our credit facility will be sufficient to fund our growth and anticipated capital requirements for the next twelve months.

Our contractual obligations for future minimum payments under our capital lease, operating leases, bonds payable, and notes payable to bank as of June 30, 2003, are as follows:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Payments due by period (000’s)

Notes payable to bank, bonds payable, and capital lease obligations	$29,147,632	$239,084	$12,434,504	$956,336	$15,517,708
Operating leases	18,741,913	4,605,238	8,031,075	3,032,357	3,073,243

Total contractual cash obligations	$47,889,545	$4,844,322	$20,465,579	$3,988,693	$18,590,951

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

The outstanding balance under our revolving credit facility was approximately $11.4 million and $15.5 million on June 30, 2003 and December 31, 2002, respectively. The credit facility’s interest rate varies between 200 and 300 basis points over LIBOR (1.1232% as of June 30, 2003), depending on our consolidated leverage ratio. We are subject to changes in our interest expense on this facility based on fluctuations in interest rates. Assuming an outstanding balance of this facility of $11.0 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $27,500 per quarter.

Interest on our bonds that financed two of our facilities is at a rate that approximates LIBOR. We are subject to changes in our interest expense on these bonds based on fluctuations in interest rates. Assuming an outstanding balance of these bonds of $9.7 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $24,250 per quarter.

We do not have any other material market risk sensitive instruments.

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

Sales Process and Market Acceptance of Products and Services.    Our future performance depends on our ability to increase revenues to new and existing customers. Our sales process to acquire new customers is typically between six and eighteen months in duration from initial contact to purchase commitment. The extended sales process is typically due to the complicated approval process within hospitals for purchases from new suppliers, the long duration of existing supply contracts, and implementation delays pending termination of a hospital’s previous supply relationships. The long sales process inhibits our ability to quickly increase revenues from new and existing customers or enter new markets. Our future performance will also depend on market acceptance of our combination of reusable surgical products, disposable accessory packs, and direct delivery and retrieval service. We are also regularly developing new instrument processing programs. We are subject to a risk that the market will not broadly accept them.

Need for Capital.    Our business is capital intensive and will require capital expenditures for additional surgical products and equipment during the next several years to achieve our operating plans. To adequately service a new customer, we typically make an investment in new reusable surgical products and carts of approximately 40% of the projected new annual revenue from the customer. Our inability to obtain adequate capital could have a material adverse effect on us. See — “Liquidity and Capital Resources.”

Dependence on Suppliers.    We rely on Aesculap, Inc. as our major source of supply of instruments for our Instrument Express program. Our Joint Marketing Agreement with Aesculap provides for Aesculap to furnish instruments to us until 2013, subject to terms and conditions stated in the agreement. Any failure of Aesculap to furnish instruments for any reason would materially and adversely affect our ability to service this program until we secured one or more alternative suppliers. We also have a procurement agreement with Standard Textile Co., Inc. as our source of supply of our reusable surgical products through August 2008. If Standard Textile were unable to perform under this agreement, we would be materially and adversely affected until we could obtain alternative suppliers.

Dependence on Significant Customers and Market Consolidation.    During the six months ended June 30, 2003, Novation, HPG, and Premier, Inc. hospitals accounted for approximately 33%, 15%, and 10% of our sales, compared to 33%, 14%, and 10% for the six months ended June 30, 2002, respectively. Although each Novation, HPG, and Premier hospital currently makes its purchasing decisions on an individual basis, and no single hospital accounted for more than 8% of our sales, the loss of a substantial portion of the Novation, HPG, or Premier hospitals’ business would have a material adverse effect on us.

Competition.    Our business is highly competitive. Competitors include a number of distributors and manufacturers, as well as the in-house reprocessing operations of hospitals. Certain of our existing and potential competitors possess substantially greater resources than us. Some of our competitors, including Allegiance Corporation (a subsidiary of Cardinal Health, Inc.) and Medline Industries, Inc., serve as the sole supplier of a wide assortment of products to a significant number of hospitals. While we have a substantial array of surgical products, many of our competitors have a greater number of products for the entire hospital, which in some instances is a competitive disadvantage for us. There is no assurance that we will be able to compete effectively with existing or potential competitors.

Government Regulation.    Significant aspects of our businesses are subject to state and federal statutes and regulations governing, among other things, medical waste-disposal and workplace health and safety. In addition, most of the products furnished or sold by us are subject to regulation as medical devices by the U.S. Food and Drug Administration (FDA), as well as by other federal and state agencies. Our facilities are subject to quality systems inspections by FDA officials. The FDA has the power to enjoin future violations, seize adulterated or misbranded devices, and require the manufacturer to remove products from the market, and publicize relevant facts. Federal or state governments might impose additional restrictions or adopt interpretations of existing laws that could materially adversely affect us.

Item 4.    Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our filings with the SEC.

Changes in Internal Controls.    We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors which are reasonably likely to significantly affect internal controls subsequent to the date we carried out our evaluation.

Limitations on the Effectiveness of Controls.    Any system of disclosure controls and internal controls is inherently limited in detecting and preventing all error and all fraud. Even a well-conceived control system provides reasonable, not absolute, assurance that its objectives are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. In time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications.    Certifications of our Chief Executive Officer and Chief Financial Officer are included as exhibits to this report as required by Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This item of this report is the information concerning the evaluation of disclosure controls referenced in the Section 302 Certifications and certifications should be read with this item to more completely understand the topics presented.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

Class Action Litigation.    We have entered into a Memorandum of Understanding for the settlement and release of claims that were asserted in a Consolidated Amended Class Action Complaint filed on June 4, 2002, in the United States District Court for the Middle District of Florida. This litigation is a consolidation of substantially similar shareholders lawsuits filed against the Company and certain of its former officers beginning on November 30, 2001, following the restatement of our financial results for the 2001 third quarter. The settlement remains subject to court approval.

SEC Settlement.    On August 5, 2003, we announced that the Securities and Exchange Commission approved a settlement with respect to the Commission’s investigation of us. The settlement focused primarily on our accounting for transactions underlying a restatement of our financial results for the third quarter of 2001. We announced the restatement on November 27, 2001, shortly after we initially reported the results on October 25, 2001.

In the settlement, without admitting or denying the Commission’s findings, SRI and two of our former officers, Wayne R. Peterson and James T. Boosales, consented to an administrative cease and desist order regarding books and records, internal controls, and reporting provisions of the Securities Exchange Act of 1934. The Commission did not assess any penalties or other monetary fines or make any finding of fraud by us or Messrs. Peterson and Boosales. Mr. Peterson and Mr. Boosales each retired from his position as an Executive Vice President in December 2002 and each remains a director of the Company. The settlement does not require any further restatement of our financial results for any period. The Commission’s order notes our full cooperation with the investigation.

Separately, the Commission approved a settlement with Alex Edwards, a former officer who left the Company in March 2002. Without admitting or denying the allegations, Edwards consented to a judgment permanently enjoining him from future violations of Sections 10(b) and the books and records, internal controls, and reporting provisions of the Securities Exchange Act of 1934. The judgment imposed a $50,000 civil penalty against Edwards.

We also become involved from time to time in other litigation incidental to our business.

Item 2.    Changes in Securities

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

At the annual meeting of our shareholders on May 14, 2003, the shareholders approved a proposal to elect James T. Boosales and Lee R. Kemberling as Directors of the Company to serve until the 2006 annual meeting of shareholders. The following sets forth the votes in this election:

Director	Votes For	Votes Against or Withheld
James T. Boosales	5,258,650	53,929
Lee R. Kemberling	5,258,850	53,729

James M. Emanuel, Wayne R. Peterson, and N. John Simmons, Jr. continue to serve as Directors. Shareholders also approved the appointment of Ernst & Young LLP as our independent certified public accountants for 2003.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

Exhibit Number	Exhibit Description
10.55	Amended and Restated Revolving Credit Agreement with Wachovia Bank, National Association and SouthTrust Bank dated June 27, 2003

10.56	Promissory Note dated June 27, 2003, executed by the Company in favor of Wachovia Bank, National Association
10.57	Promissory Note dated June 27, 2003, executed by the Company in favor of SouthTrust Bank
31	Certifications by the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification).
32	Certification by the CEO and CFO of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

Reports on Form 8-K

On April 28, 2003, we filed a report on Form 8-K announcing our results of operation for the quarter ended March 31, 2003.

On June 27, 2003, we filed a report on Form 8-K announcing a seven-year Service and Supply Agreement among Rex Healthcare, Inc., Aesculap, Inc., and ourselves.

On August 5, 2003, we filed a report on Form 8-K announcing that the Securities and Exchange Commission had approved the settlement with respect to the Commission’s investigation of the Company.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SRI/SURGICAL EXPRESS, INC.

Date: August 11, 2003	By:	/s/ Joseph A. Largey
Chief Executive Officer

Date: August 11, 2003	By:	/s/ Charles L. Pope
Chief Financial Officer