Form 10-Q
period 2003-09-30
SRI SURGICAL EXPRESS INC
filed 2003-11-12
CIK 1014041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2003

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

(813) 891-9550

(Registrant’s Telephone Number)

Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check whether the Registrant is an accelerated filer (as defined in Rule 12-b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Number of outstanding shares of each class of Registrant’s Common Stock as of October 31, 2003:

Common Stock, par value $.001 – 6,263,024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SRI/SURGICAL EXPRESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues	$21,666	$21,187	$64,532	$64,841

Cost of revenues	16,517	15,168	48,194	45,539

Gross profit	5,149	6,019	16,338	19,302

Distribution expenses	1,456	1,407	4,452	4,229

Selling and administrative expenses	3,678	3,809	11,141	11,179

Income from operations	15	803	745	3,894

Unrealized gain on derivative instruments	—	—	—	101

Interest expense, net	262	245	874	741

Income (loss) before income taxes	(247)	558	(129)	3,254

Income tax expense (benefit)	(92)	209	(49)	1,220

Net income (loss)	$(155)	$349	$(80)	$2,034

Earnings (loss) per share:

Basic	$(0.02)	$0.05	$(0.01)	$0.32

Diluted	$(0.02)	$0.05	$(0.01)	$0.31

Weighted average common shares outstanding:

Basic	6,263	6,404	6,266	6,414

Diluted	6,263	6,476	6,266	6,556

The accompanying notes are an integral part of these consolidated financial statements.

SRI/SURGICAL EXPRESS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Cash and cash equivalents	$578	$537
Accounts receivable, net	11,013	10,289
Inventories, net	6,386	6,977
Prepaid expenses and other assets, net	3,088	2,953
Reusable surgical products, net	21,486	25,642
Property, plant and equipment, net	38,251	40,264
Goodwill, net	5,244	5,244

Total assets	$86,046	$91,906

LIABILITIES AND SHAREHOLDERS’ EQUITY

Notes payable to bank	$9,021	$15,452
Accounts payable	5,551	5,429
Employee related accrued expenses	1,225	913
Other accrued expenses	1,569	1,408
Obligation under capital lease	4,546	4,455
Bonds payable	9,700	9,700
Deferred tax liability, net	1,704	1,704

Total liabilities	33,316	39,061

Shareholders’ equity

Preferred stock-authorized 5,000,000 shares of $0.001 par value; no shares issued and outstanding at September 30, 2003 and December 31, 2002.	—	—
Common stock-authorized 30,000,000 shares of $0.001 par value; issued and outstanding 6,262,524 at September 30, 2003 and 6,268,877 at December 31, 2002.	6	6

Additional paid-in capital	29,389	29,423
Retained earnings	23,335	23,416

Total shareholders’ equity	52,730	$52,845

Total liabilities and shareholders’ equity	$86,046	$91,906

The accompanying notes are an integral part of these consolidated financial statements.

SRI/SURGICAL EXPRESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	September 30, 2003	September 30, 2002
Cash flows from operating activities
Net income (loss)	$(80)	$2,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,876	2,374
Amortization of reusable surgical products	3,544	2,682
Provision for reusable surgical products shrinkage	1,460	1,377
Unrealized gain on derivative instruments	—	(101)
Change in operating assets and liabilities:
Accounts receivable, net	(724)	2,444
Inventories, net	591	16
Prepaid expenses and other assets	(135)	17
Accounts payable	122	(1,590)
Employee related and other accrued expenses	473	546

Net cash provided by operating activities	8,127	9,799

Cash flows from investing activities
Purchases of property, plant and equipment	(684)	(2,431)
Purchases of reusable surgical products	(848)	(5,100)

Net cash used in investing activities	(1,532)	(7,531)

Cash flows from financing activities
Net repayment on notes payable to bank	(6,431)	(2,589)
Repayment of derivative instrument	—	(488)
Payments on obligation under capital lease	(88)	(79)
(Repurchase) Issuance of common stock	(35)	923

Net cash used in financing activities	(6,554)	(2,233)

Increase in cash and cash equivalents	41	35
Cash and cash equivalents at beginning of period	537	538

Cash and cash equivalents at end of period	$578	$573

Supplemental cash flow information
Cash paid for interest	$571	$542

Cash paid for income taxes	$80	$821

Supplemental schedule of non-cash activities
Assets acquired under capital lease	$179	$—

Income tax benefit of stock options exercised	$—	$192

The accompanying notes are an integral part of these consolidated financial statements.

SRI/SURGICAL EXPRESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of SRI/Surgical Express, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they omit or condense footnotes and certain other information normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments of a normal recurring nature that are necessary to present fairly the financial information for the interim periods reported have been made. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2002, filed with the SEC. The results of operations for the three and nine months ended September 30, 2003, are not necessarily indicative of the results that can be expected for the entire year ending December 28, 2003.

The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited consolidated financial statements are reflected as of September 30, 2003 for presentation purposes. There are 39 weeks included for the nine-month periods ended September 28, 2003 and September 29, 2002. There are 13 weeks included for the three-month periods ended September 28, 2003 and September 29, 2002.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SRI Realty Trust, beginning in December 2002. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Accounts Receivable, Net

The Company has accounts receivable from hospitals and surgery centers. The Company does not believe that there are substantial credit risks associated with those receivables. The Company does not require any form of collateral from the hospitals and surgery centers. The allowance for doubtful accounts as of September 30, 2003, and December 31, 2002, was approximately $158,000 and $101,000, respectively. The Company’s write-offs for uncollectible accounts have not been significant to the results of operations. The Company does not charge interest on accounts receivable.

Inventories, Net

Inventories, consisting principally of consumables, supplies, and disposable surgical products, are valued at the lower of cost or market, with cost being determined on the first-in, first-out method. As of September 30, 2003 and December 31, 2002, inventory consisted of the following:

Inventory Type	September 30, 2003	December 31, 2002
Raw materials	$3,077,595	$3,453,313
Work in progress	146,439	81,211
Finished goods	3,404,655	3,652,355

	6,628,689	7,186,879
Less: Inventory reserve	(242,876)	(210,299)

	$6,385,813	$6,976,580

Reusable Surgical Products, Net

Reusable surgical products, consisting principally of gowns, towels and basins, are stated at cost. Amortization is computed on a basis similar to the units of production method. Estimated useful lives are based on the estimated total number of available uses for each product. The expected total available usage for products using the three principal fabrics (accounting for 85% of the reusable surgical products) is 75, 100, and 125 uses, respectively, based on several factors, including our actual experience with these products. Accumulated amortization as of September 30, 2003, and December 31, 2002, was approximately $12.2 million and $12.5 million, respectively.

As of September 30, 2003, and December 31, 2002, the Company had reserves for shrinkage and obsolescence of approximately $844,000 and $1.0 million, respectively.

Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost. Depreciation and amortization are computed by the straight-line method with a half-year convention over the estimated useful lives of the assets, or for leasehold improvements, the term of the related lease.

Goodwill, Net

Goodwill of approximately $6.0 million arising from acquisitions is stated at cost, net of accumulated amortization of approximately $774,000. Prior to January 1, 2002, goodwill had been amortized on a straight-line basis over periods ranging from twenty to thirty years.

On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires goodwill to be tested for impairment at least annually and more frequently when impairment indicators arise. Goodwill is no longer amortized, but must be written down when impaired.

Revenue Recognition

Revenues are recognized as the agreed upon products and services are delivered, generally daily. A signed and dated packing slip and a randomly generated delivery confirmation number evidence confirmation of delivery. The Company’s contractual relationships with its customers are primarily evidenced by purchase orders or service agreements with terms varying from one to five years, which are generally cancelable by either party.

The Company owns substantially all of the reusable surgical products provided to customers. A third party agent provides to the Company for a fee certain reusable surgical instruments that are included in the comprehensive surgical procedure-based delivery and retrieval service. In accordance with Emerging Issues

Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company has concluded that it is acting as a principal in this arrangement and has reported the revenue gross for the comprehensive surgical procedure-based delivery and retrieval service. The third party agent fee charged to the Company is included in cost of revenues in the consolidated statements of operations.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) available for common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common and potential common shares outstanding during the period. The number of potential common shares takes into account the dilutive effect of outstanding options, calculated using the treasury stock method.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 relates to the accounting and reporting for costs associated with exit or disposal activities. The provisions of SFAS 146 affect the timing of the recognition of costs and liabilities resulting from exit or disposal activities initiated after December 31, 2002. Liabilities for these costs are now generally recognized when incurred rather than on the date an entity commits to an exit plan. The Company’s adoption of SFAS 146 on January 1, 2003 impacted the timing of the recognition of costs and liabilities resulting from exit or disposal activities subsequent to January 1, 2003.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS 123, Accounting for Stock-Based Compensation. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosures in financial statements concerning the effects of stock-based compensation. SFAS 148 is effective for fiscal years ending after December 15, 2002, and applies to certain amendments to required disclosures after that date related to stock-based compensation included in financial statements for interim periods. The Company records stock-based compensation expense on the date of grant only if the current market price of the underlying stock exceeds the exercise price and does not plan to change to the SFAS 123 fair value based method of accounting in the foreseeable future. The adoption of SFAS 148 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Exit or Disposal Activities

During the quarter ended September 30, 2003, the Company began consolidating the processing from its Detroit facility into its Cincinnati facility, leaving the Detroit facility as a service center that will continue to distribute products to our current customers. The Company recognized exit costs totaling approximately

$82,000 related to employee severance and benefit costs and equipment impairment in the third quarter of 2003. Approximately 50 production employees are eligible for severance and benefits if they continue to work through the completion of the consolidation. The consolidation is expected to provide labor and other operational savings starting in 2004. The Company expects to complete the consolidation, incur approximately $25,000 to $30,000 more in additional termination benefits, and pay the severance and benefits during the fourth quarter of 2003.

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

The following table illustrates the effect on the Company’s net income (loss) and earnings (loss) per share if the Company recognized compensation expense based upon the fair value at the grant date for awards under its option plans consistent with the methodology prescribed by SFAS 123:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share data) (unaudited)
Reported net income (loss)	$(155)	$349	$(80)	$2,034
Compensation expense, net of tax	(174)	(216)	(563)	(629)

Pro forma net income (loss)	$(329)	$133	$(643)	$1,405

Reported basic earnings (loss) per share	$(0.02)	$0.05	$(0.01)	$0.32
Compensation expense, net of tax	(0.03)	(0.03)	(0.09)	(0.10)

Pro forma basic earnings (loss) per share	$(0.05)	$0.02	$(0.10)	$0.22

Reported diluted earnings (loss) per share	$(0.02)	$0.05	$(0.01)	$0.31
Compensation expense, net of tax	(0.03)	(0.03)	(0.09)	(0.10)

Pro forma diluted earnings (loss) per share	$(0.05)	$0.02	$(0.10)	$0.21

Comprehensive Income

In June 1997, the FASB issued SFAS 130, Reporting Comprehensive Income. SFAS 130 requires that total comprehensive income and comprehensive income per share be disclosed with the same prominence as net income and earnings per share. Comprehensive income is defined as changes in shareholders’ equity exclusive of transactions with owners such as capital contributions and dividends and specifically excluded items such as deferred compensation. The Company does not have any items of other comprehensive income to report in any of the periods presented.

Reclassifications

Certain 2002 employee salaries, benefits and related expenses have been reclassified from cost of revenues into selling and administrative expenses in order to conform to the 2003 presentation.

Line of Credit

On June 26, 2003, the Company renewed and amended its existing revolving credit with Wachovia Bank and SouthTrust Bank. Based on anticipated future needs, the Company elected to decrease the facility amount from $45.0 million to $30.0 million. The Company’s outstanding balances under the revolving credit facility were approximately $9.0 million and $15.5 million on September 30, 2003, and December 31, 2002, respectively.

The credit facility is secured by substantially all of the Company’s assets and has a maturity date of June 30, 2006. The facility’s interest rate varies between 200 and 350 basis points over LIBOR (3.72% as of September 30, 2003), depending on the Company’s consolidated leverage ratio. The credit facility requires the Company to maintain (a) tangible net worth of not less than $45.0 million plus 75% of cumulative net income for each fiscal quarter beginning with the fiscal quarter ended June 30, 2003; (b) a consolidated leverage ratio of not more than 2.5 to 1.0 measured as of the end of each fiscal quarter for the four fiscal quarters then ended; and (c) a funds flow coverage ratio of not less than 2.5 to 1.0 measured at the end of each fiscal quarter. The credit facility restricts the Company from paying dividends, incurring additional indebtedness, encumbering its assets, and entering into merger, consolidation or liquidation transactions representing greater than 10% of consolidated assets. The Company complied with all requirements of the credit facility as of September 30, 2003.

The credit facility allows the Company to repurchase up to $5.0 million of its stock through open market purchases at prevailing market prices. As of September 30, 2003, the Company had repurchased 6,753 shares of its common stock, at an aggregate cost of approximately $37,000 during 2003. The Company repurchased 154,400 shares of its common stock, at an aggregate cost of approximately $948,500 during 2002.

NOTE C – EARNINGS PER SHARE

The following table sets forth the Company’s computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
	(unaudited)
Basic
Numerator:
Net income (loss)	$(155)	$349	$(80)	$2,034

Denominator:
Weighted average shares outstanding	6,263	6,404	6,266	6,414

Earnings (loss) per common share, basic	$(0.02)	$0.05	$(0.01)	$0.32

Diluted
Numerator:
Net income (loss)	$(155)	$349	$(80)	$2,034

Denominator:
Weighted average shares outstanding	6,263	6,404	6,266	6,414
Effect of dilutive securities - employee stock options	—	72	—	142

	6,263	6,476	6,266	6,556

Earnings (loss) per common share, diluted	$(0.02)	$0.05	$(0.01)	$0.31

Options to purchase 527,300 and 564,884 shares of common stock for the three-month periods ended September 30, 2003, and September 30, 2002, respectively, were not included for all or a portion of the computation of diluted earnings per common share, because the options’ exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive. Options to purchase 733,800 and 382,900 shares of common stock for the nine-month periods ended September 30, 2003, and September 30, 2002, respectively, were not included for the same reason. The dilutive effect of 454,900 options for the three-month period and 248,400 options for the nine-month period ended September 30, 2003, with an exercise price less than the average market price of the common shares were not included because the effect would be anti-dilutive due to the Company’s net loss for the same periods.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report. This discussion and analysis contains trend analysis and might contain forward-looking statements. These statements are based on current expectations, and actual results might differ materially. Among the factors that could cause actual results to vary are those described in “Critical Accounting Policies” and “Certain Considerations.”

Our revenues are derived from providing hospitals and surgery centers with reusable gowns, towels, drapes, basins, and instruments for use in surgical procedures through a daily comprehensive surgical procedure-based delivery and retrieval system, and also from the sale of disposable surgical products that supplement our reusable surgical product service. From 11 reprocessing facilities and one disposable products facility, we collect, sort, clean, inspect, package, sterilize and deliver our reusable products on a just-in-time basis. We offer an integrated “closed-loop” reprocessing service that uses two of the most technologically advanced reusable textiles: (i) a GORE® Surgical Barrier Fabric* for gowns and drapes that is breathable yet liquid-proof and provides a viral/bacterial barrier, and (ii) an advanced microfiber polyester surgical fabric for gowns and drapes that is liquid and bacteria resistant. We also offer reusable laparoscopic instruments from Aesculap, Inc., one of the oldest and largest worldwide suppliers of surgical instruments. The number of customers, the number and type of surgical procedures we service for each customer, and pricing for our various types of surgical packs primarily affect our revenue growth.

In recent years, we have made investments in staff, facility expansions, and additional reusable surgical products in anticipation of revenue growth. We are experiencing a period during which our results of operations have been adversely affected by the competitive market for our products and services. Despite this factor, we continue to experience growth in the surgical instrument component of our business. Our revenue from this business increased by $3.7 million, or 68%, to $9.1 million for the nine months ended September 30, 2003, compared to $5.4 million for the nine months ended September 30, 2002.

During the quarter ended September 30, 2003, we began consolidating the processing from our Detroit facility into its Cincinnati facility, leaving the Detroit facility as a service center that will continue to distribute products to our current customers. We recognized exit costs totaling approximately $82,000 related to employee severance and benefit costs and equipment impairment in the third quarter of 2003. Approximately 50 production employees are eligible for severance and benefits if they continue to work through the completion of the consolidation. The consolidation is expected to provide labor and other operational savings starting in 2004. We expect to complete the consolidation, incur approximately $25,000 to $30,000 more in additional termination benefits, and pay the severance and benefits during the fourth quarter of 2003.

*	GORE® Surgical Barrier Fabric is a registered trademark of W.L. Gore & Associates, Inc.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that these estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. Note B to our consolidated financial statements describes the significant accounting policies and methods that we use in preparing our consolidated financial statements. We have identified the following critical accounting policies that are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements:

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

Amortization of Reusable Products. We state our reusable surgical products at cost and compute amortization on a basis similar to the units of production method. We estimate the useful lives for each product based on our estimate of the total number of “uses” for which the product will be available. We estimate that our products using the three principal fabrics (accounting for 85% of the reusable surgical products) will be available for 75, 100, and 125 uses, respectively, based on several factors, including our actual experience with these products. If our actual use experience with these products is shorter than these assumptions, our amortization rates for reusable products would increase, which could adversely affect our results of operation.

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

Reserves for Shrinkage and Obsolescence for Inventories. We determine our reserves for shrinkage and obsolescence of our inventories based on historical results, including the results of cycle counts performed during the year and the evaluation of the aging of finished goods of reusable surgical products and disposable packs. If actual losses exceed our estimates and assumptions, our inventory reserves would increase, which could adversely affect our results of operation.

Impairment of Goodwill and Other Intangible Assets. We adopted SFAS 142, Goodwill and Other Intangible Assets, on January 1, 2002. Pursuant to SFAS 142, we are required to test our goodwill for impairment annually or more frequently if indicators of impairment arise using the process prescribed in SFAS 142. The impairment analysis is based on assumptions of future results made by management, including revenues and cash flows. Circumstances that may lead to impairment of goodwill include unforeseen decreases in future performance or demand, or the restructuring of our operations as a result of a change in our strategy. Any impairment could adversely affect our results of operations.

Results of Operations

The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in the statements of income of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	76.2	71.6	74.7	70.2

Gross profit	23.8	28.4	25.3	29.8

Distribution expenses	6.7	6.6	6.9	6.5
Selling and administrative expenses	17.0	18.0	17.2	17.3

Income from operations	0.1	3.8	1.2	6.0

Unrealized gain on derivative instruments	0.0	0.0	0.0	0.2
Interest expense, net	1.2	1.2	1.4	1.2

Income (loss) before income taxes	(1.1)	2.6	(0.2)	5.0

Income tax expense (benefit)	(0.4)	1.0	(0.1)	1.9

Net income (loss)	(0.7)%	1.6%	(0.1)%	3.1%

Three and Nine Months Ended September 30, 2003 Compared to Three and Nine Months Ended September 30, 2002

Revenues. Revenues increased $479,000, or 2.3%, to $21.7 million for the three months ended September 30, 2003, from $21.2 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, our revenues decreased $309,000, or 0.5%, to $64.5 million, from $64.8 million for the nine months ended September 30, 2002. Revenue decreases for the nine months ended September 30, 2003, are attributable to the competitive market for our products and services, partially offset by continued growth in our instrument business.

Gross Profit. Gross profit decreased $870,000, or 14.5%, to $5.1 million for the three months ended September 30, 2003, from $6.0 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, gross profit decreased $3.0 million, or 15.4%, to $16.3 million from $19.3 million for the nine months ended September 30, 2002. As a percentage of revenues, gross profit decreased by 4.6% to 23.8% for the three months ended September 30, 2003, from 28.4% for the three months ended September 30, 2002. For the nine months ended September 30, 2003, gross profit decreased 4.5% to 25.3% from 29.8% for the nine months ended September 30, 2002. The decrease in gross profit reflects the impact of competitive pricing pressures. Additionally, depreciation expense for the nine months ended September 30, 2003 increased approximately $477,000 over the prior year due to the elimination in December 2002 of off balance sheet financing for two of our processing facilities. Also, we no longer recognized a reusable surgical products amortization credit of approximately $260,000 per quarter relating to an acquisition in prior years, which expired December 31, 2002.

Distribution Expenses. Distribution expenses increased $49,000, or 3.5%, to $1.5 million for the three months ended September 30, 2003, from $1.4 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, distribution expenses increased $223,000, or 5.3%, to $4.5 million from $4.2 million for the nine months ended September 30, 2002. As a percentage of revenues, distribution expenses increased by 0.1% to 6.7% for the three months ended September 30, 2003, from 6.6% for the three months ended September 30, 2002. For the nine months ended September 30, 2003, distribution expenses as a percentage of revenues increased by 0.4% to 6.9% from 6.5% for the nine months ended September 30, 2002. The increased distribution expenses resulted primarily from higher vehicle lease and insurance expenses.

Selling and Administrative Expenses. Selling and administrative expenses decreased $131,000, or 3.4%, to $3.7 million for the three months ended September 30, 2003, from $3.8 million for the three months ended September 30, 2002. As a percentage of revenues, selling and administrative expenses decreased 1.0% to 17.0% for the three months ended September 30, 2003, from 18.0% for the three months ended September 30, 2002. For the nine months ended September 30, 2003, selling and administrative expenses as a percentage of revenues decreased 0.1% to 17.2% from 17.3% for the nine months ended September 30, 2002. The Company’s selling and administrative expenses decreased primarily due to a one-time severance payment made in 2002 and the settlement of pending legal proceedings.

Income from Operations. Income from operations decreased $788,000, or 98.1%, to $15,000 for the three months ended September 30, 2003, from $803,000 for the three months ended September 30, 2002. For the nine months ended September 30, 2003, income from operations decreased $3.1 million, or 80.9%, to $745,000 from $3.9 million for the nine months ended September 30, 2002. As a percentage of revenues, income from operations decreased 3.7% to 0.1% for the three months ended September 30, 2003, from 3.8% for the three months ended September 30, 2002. For the nine months ended September 30, 2003, income from operations as a percentage of revenues decreased 4.8% to 1.2% from 6.0% for the nine months ended September 30, 2002.

Derivative Instruments. We guaranteed two interest rate swaps of a third party until April 2002, when those swaps were terminated. Pursuant to SFAS 133, Accounting for Derivative Instruments and Hedging Activities, we recognized an unrealized gain of $101,000 in the nine months ended September 30, 2002.

Interest Expense, Net. Interest expense increased $17,000 to $262,000 for the three months ended September 30, 2003, from $245,000 in the three months ended September 30, 2002. Interest expense increased $133,000 to $874,000 for the nine months ended September 30, 2003, from $741,000 for the nine months ended September 30, 2002. The increase in interest expense was primarily due to the elimination in December 2002 of off balance sheet financing for two of our processing facilities, which are now financed through bonds payable rather than as operating leases.

Income Tax Expense (Benefit). Income tax expense decreased $301,000 to $92,000 for the three months ended September 30, 2003, compared to $209,000 for the three months ended September 30, 2002. For the nine months ended September 30, 2003, income tax expense decreased $1.3 million to a benefit of $49,000 from $1.2 million for the nine months ended September 30, 2002. Income tax expense is a function of our net income and effective tax rate, which is 37.5%.

Liquidity and Capital Resources

Our principal source of capital has been cash flows from operations.

We generated $8.2 million of cash from operating activities during the nine months ended September 30, 2003, compared to $9.8 million generated during the nine months ended September 30, 2002. Our cash flow decreased during this time period in comparison to the prior period principally due to reduced net income and increases in accounts receivable, partially offset by increases in accounts payable and accrued expenses.

Net cash used in investing activities decreased $5.9 million for the nine months ended September 30, 2003 to $1.6 million from $7.5 million in the nine months ended September 30, 2002. The decrease is due to a reduction in purchases of property, plant and equipment and reusable surgical products, because of an excess supply of reusable surgical products remaining from 2002.

We spent $684,000 and $2.4 million in the nine months ended September 30, 2003 and 2002, respectively, on purchases of property, plant and equipment. We spent $927,000 and $5.1 million in the nine months ended September 30, 2003 and 2002, respectively, on purchases of reusable surgical products. We estimate that our expenditures for property, plant and equipment and reusable surgical products will increase to approximately $10.0 to $11.0 million for the next twelve months as we resume normal purchases of reusable surgical products and capital expenditures in our facilities. This amount will fluctuate depending on the growth of our business, however.

Our credit facility allows us to repurchase up to $5 million of our outstanding stock through open market purchases at prevailing market prices. As of September 30, 2003, we had repurchased 6,753 shares of our common stock at an aggregate cost of approximately $37,000 during 2003. We repurchased 154,400 shares of our common stock at an aggregate cost of approximately $948,500 during 2002.

As of September 30, 2003, we had cash of $578,000, as well as additional amounts available under our revolving credit facility. Our outstanding balance under the revolving credit facility was approximately $9.0 million and $15.5 million on September 30, 2003, and December 31, 2002, respectively. The credit facility matures on June 30, 2006 (see “Note B” of our Consolidated Financial Statements). We believe that our cash flows from operating activities and funds available under our credit facility will be sufficient to fund our growth and anticipated capital requirements for the next twelve months.

Our contractual obligations for future minimum payments under our capital lease, operating leases, bonds payable, and notes payable to bank as of September 30, 2003, are as follows:

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years*	4 - 5 Years	After 5 Years
Payments due by period (000’s)
Long-term debt and capital lease obligations	$26,969	$790	$11,256	$2,257	$12,666

Operating leases	14,870	3,009	5,037	3,532	3,292

Total contractual cash obligations	$41,839	$3,799	$16,293	$5,789	$15,958

*	Our Revolving Credit Facility is scheduled to mature on June 30, 2006.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

The outstanding balances under our $30.0 million revolving credit facility were approximately $9.0 million and $15.5 million on September 30, 2003 and December 31, 2002, respectively. The credit facility’s interest rate varies between 200 and 350 basis points over LIBOR (3.72% as of September 30, 2003), depending on our leverage ratio (earnings coverage of debt). We are subject to changes in our interest expense on this facility based on fluctuations in interest rates. Assuming an outstanding balance of this facility of $9.0 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $22,500 per quarter.

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

Sales Process and Market Acceptance of Products and Services. Our future performance depends on our ability to increase revenues to new and existing customers. Our sales process to acquire new customers is typically between six and eighteen months in duration from initial contact to purchase commitment, due to industry factors such as the complicated approval process within hospitals for purchases from new suppliers, the long duration of existing supply contracts, and implementation delays pending termination of a hospital’s previous supply relationships.. Our future performance also depends on market acceptance of our product and service offerings, which emphasize the delivery and retrieval of reusable surgical products to a market that predominantly uses disposable products. We are also regularly developing new instrument processing programs. We are subject to a risk that the market will not broadly accept our reusable product offerings or our new instrument processing programs.

Need for Capital. Our business is capital intensive and requires annual capital expenditures for additional surgical products and equipment to achieve our operating plans. Our inability to obtain adequate capital could have a material adverse effect on us. See — “Liquidity and Capital Resources.”

Dependence on Suppliers. We rely on Aesculap, Inc. as our major source of supply of instruments for our Instrument Express program. Our Joint Marketing Agreement with Aesculap provides for Aesculap to furnish instruments to us until 2013, subject to terms and conditions stated in the agreement. Any failure of Aesculap to furnish instruments for any reason would materially and adversely affect our ability to service this program until we secured one or more alternative suppliers. We also have a procurement agreement with Standard Textile Co., Inc. as our supply source for our reusable surgical products through August 2008. If Standard Textile were unable to perform under this agreement, we would be materially and adversely affected until we could secure alternative suppliers.

Dependence on Significant Customers and Market Consolidation. During the nine months ended September 30, 2003, Novation, HPG, and Premier, Inc. hospitals accounted for approximately 34%, 15%, and 10% of our sales, compared to 34%, 14%, and 12%, respectively, for the nine months ended September 30, 2002, respectively. No single hospital accounts for more than 7% of our sales. Although each Novation, HPG, and Premier hospital currently makes its purchasing decisions on an individual basis, the loss of a substantial portion of the Novation, HPG, or Premier hospitals’ business would have a material adverse effect on us.

Competition. Our business is highly competitive. Competitors include a number of distributors and manufacturers, as well as the in-house reprocessing operations of hospitals. Certain of our existing and potential competitors possess substantially greater resources than us. Some of our competitors, including Allegiance Corporation (a subsidiary of Cardinal Health, Inc.) and Medline Industries, Inc., serve as the sole supplier of a wide assortment of products to a significant number of hospitals. While we have a substantial array of surgical products, many of our competitors have more products for the entire hospital, which in some instances is a competitive disadvantage for us. There is no assurance that we will be able to compete effectively with existing or potential competitors.

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

Item 4. Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our filings with the SEC.

We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that are reasonably likely to significantly affect internal controls subsequent to the date we carried out our evaluation.

Any system of disclosure controls and internal controls, even if well-conceived, is inherently limited in detecting and preventing all errors and fraud and provides reasonable, not absolute, assurance that its objectives are met. Further, the design of a control system must reflect resource constraints, and we must consider benefits of controls relative to their costs. Inherent limitations include the potential for faulty judgments in decision-making ,breakdowns because of simple error or mistake, and circumvention of controls by individual acts, collusion of two or more people, or management override of the controls. We included certifications of our Chief Executive Officer and Chief Financial Officer as exhibits to this report as required by Section 302 of the Sarbanes-Oxley Act of 2002. The foregoing information concerning our evaluation of disclosure controls referenced in the Section 302 certifications should be read with the Section 302 certifications to more completely understand them.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Class Action Litigation. We have entered into a Memorandum of Understanding for the settlement and release of claims that were asserted in a Consolidated Amended Class Action Complaint filed on June 4, 2002, in the United States District Court for the Middle District of Florida. This litigation consolidated substantially similar shareholders lawsuits filed against the Company and certain of its former officers beginning on November 30, 2001, following the restatement of our financial results for the 2001 third quarter. The settlement remains subject to court approval.

We become involved from time to time in other litigation incidental to our business.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number	Exhibit Description

10.58	First Amended Employment Agreement dated as of April 1, 2002, between the Company and Charles L. Pope.

31	Certifications by the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification).

32	Certification by the CEO and CFO of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

Reports on Form 8-K

On July 28, 2003, we filed a report on Form 8-K announcing our results of operation for the quarter ended June 30, 2003.

On August 5, 2003, we filed a report on Form 8-K announcing that the Securities and Exchange Commission had approved a settlement with respect to the Commission’s investigation of the Company.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SRI/SURGICAL EXPRESS, INC.

Date: November 12, 2003	By:	/s/ Joseph A. Largey
Chief Executive Officer

Date: November 12, 2003	By:	/s/ Charles L. Pope
Chief Financial Officer