Form 10-K
period 2003-12-31
SRI SURGICAL EXPRESS INC
filed 2004-03-26
CIK 1014041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission file number: 000-20997

SRI/SURGICAL EXPRESS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3252632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12425 Race Track Road	33626
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(813) 891-9550

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001	NASDAQ

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on June 30, 2003, as reported on the NASDAQ National Market, was approximately $42,968,584. For purposes of this determination, the Registrant excluded shares of Common Stock known to be held by officers and directors, because those persons might be deemed affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The Registrant had 6,262,524 shares of Common Stock outstanding as of February 27, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be held on May 19, 2004 is incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated.

SRI/SURGICAL EXPRESS, INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2003

PART I

Item 1. Business

This report, other documents that we publicly disseminate, and oral statements that are made on our behalf might contain both statements of historical fact and forward-looking statements. These forward-looking statements do not guarantee future performance, and our actual results could differ materially from those indicated by the forward-looking statements. Examples of forward-looking statements include: (i) our projections of revenue, earnings, capital structure, and other financial items, (ii) statements of our plans and objectives, (iii) our statements of expected future economic performance, and (iv) our assumptions underlying statements regarding SRI/Surgical Express, Inc. and our business. Among the factors that could cause or contribute to differences are those discussed below under “Risk Factors That Might Affect Future Results.”

We provide central processing and supply chain management services to hospitals and surgery centers throughout the United States. We help health care providers balance their needs for quality, safety, efficiency and cost-effectiveness by providing a unique combination of outsourced instrument supply and processing services, high-quality reusable products (including gowns, towels, drapes, and basins) disposable surgical products, and what we believe to be the industry’s most comprehensive case cart management system. We believe that this combination of superior quality products, outsourcing services and flexible delivery solutions differentiates us from our competitors.

Our integrated “closed-loop” process starts with daily delivery of surgical supplies to the health care provider. At the same time, we pick up used reusable textiles and surgical instruments for return to our processing facility. We operate from ten Food and Drug Administration regulated processing facilities and one disposable products facility, strategically located throughout the United States. After we return used products to our processing facility, we sort, clean, inspect, package, sterilize, and ship them back to the health-care provider for use. This “closed-loop” system eliminates the need for health care providers to stock on-hand inventory and greatly simplifies our customers’ surgical supply chain process.

We believe that we offer a better alternative to entirely disposable custom procedure packs by combining reusable and disposable products. Our reusable products allow health care providers to reduce medical waste disposal costs and also increase the quality of surgical gowns used by their staff and physicians. Additionally, with our daily just-in-time delivery model, our customers’ working capital requirements should be favorably affected by their ability to carry less on-hand inventory to support their surgical procedures.

With the continued growth of managed care and reductions in procedure reimbursement, health care providers are under significant pressure to reduce operating costs while improving the quality of care. We are uniquely positioned to help with both objectives. To reduce operating costs, we offer comprehensive procedure bundling solutions and outsourcing of surgical instrument processing. By providing surgical instruments of superior functionality and bundling solutions that allow surgical staff to shift focus from supply management to patient management, we help our customers to improve the quality of care that they provide to their patients.

We maintain an internet website located at www.surgicalexpress.com. On our website we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, our current reports on form 8-K, and any amendments to those reports filed or furnished to the Securities and Exchange Commission (SEC). This information is made available as soon as reasonably practicable after we electronically file with or furnish to the SEC. Information contained in our website, whether currently posted or posted in the future, is not part of this document or any documents incorporated by reference in this document.

Our Code of Ethics and Corporate Compliance Policy is also posted at our website.

Market

The United States health care market includes approximately 6,000 acute care hospitals and 2,750 freestanding surgery centers. According to industry sources, these health care providers performed approximately 33 million surgical procedures in 2003.

Prior to the 1970s, over 90% of all gowns and drapes used in surgery were made of reusable linen. These products were typically reprocessed by hospital personnel and were not of high quality or duration of life. In the late 1970s, vendors introduced disposable gowns and drapes as an alternative to then inferior performing reusable counterparts. Over the next 30 years, a market shift occurred and today approximately 90% of all gowns and drapes used in surgery are disposable.

In the 1980s, health care providers began requesting that vendors bundle single-use disposable items into custom procedure packs that are custom-designed for each surgical procedure and typically contain most of the disposable sterile products required for surgery. The packs offer increased convenience for the surgical staff. Growth of custom procedure packs continued through the 1990s to a market that we estimate to be $1.5 billion annually in the United States.

In the early 1990s, we successfully introduced reusable surgical gowns and drapes of exceptional quality for health care suppliers seeking an alternative to disposable products. We supplemented those reusable products with disposable custom packs that complete the product requirements of a surgical procedure. In recent years we introduced the supply and reprocessing of high quality surgical instruments, and can now manage our customers’ central processing and supply chain management for all products that they require for surgical procedures.

The following market conditions and strategies provide continuing opportunities for us:

Concern Regarding the Transmission of Infectious Diseases. The health care industry must manage the risk of infectious disease. These concerns increase the need for surgical barrier fabrics that protect surgeons and surgical staff from blood-borne pathogens. Our line of ComfortSure™ gowns helps to prevent liquid and viral strike-through in critical areas during surgical procedures.

Concern Regarding the Handling and Disposal of Biohazardous Waste. The disposal of large volumes of infectious and hazardous waste generated by the health care industry continues to attract increased public awareness. Health care providers are under pressure to reduce their generation of biohazardous waste because of restrictions on incineration and limited access to dump sites. This market dynamic offers an advantage to companies that provide outsourced reusable alternatives to disposable surgical products.

Continued Pressure on Providers to Contain Costs and Improve Profitability. With growth of managed care and a decrease in surgical service reimbursements, economic constraints continue to require providers to become more efficient. To assist them in reducing their cost of operation, we offer products and services that help our customers eliminate inventory, reduce staff, capital expenditures and medical waste, and improve their overall supply chain efficiency.

Increased Outsourcing of Provider Functions That Do Not Involve Patient Care. Providers with significant staff, capital and space dedicated to in-house processing of reusable surgical products and surgical instruments are outsourcing these functions to qualified outsourcing providers. By enabling our customers to outsource non-core functions, we allow our customers to increasingly focus on patient care.

Leverage Infrastructure with Increased Penetration in Existing Markets. Our existing facilities combined currently operate at approximately 25- to 30% of their aggregate annual revenue capacity and provide ample room for business growth without incremental capital investment.

Customers

As of December 31, 2003, we serve a customer base of hospitals and surgery centers located in 21 states throughout the United States. Our strategy is to concentrate on the supply chain management needs of hospital operating rooms and surgery centers that are surgical procedure intensive.

We maintain agreements to supply several group purchasing organizations, including Novation, HealthTrust Purchasing Group (HPG), Premier, Inc., and MedAssets HSCA. Novation is the supply company for Voluntary

Hospitals of America (VHA) and University HealthSystem Consortium (UHC). HealthTrust Purchasing Group (HPG) is a group purchasing organization representing over 600 hospitals and surgery centers. MedAssets is the largest independent purchasing group in the United States. With Novation, HPG, MedAssets and other agreements, our products and services are available to over 2,000 providers and surgery centers across the United States. We continue to pursue additional group purchasing organization contracts that would allow us opportunities to further penetrate the health care market.

Products

Our principal reusable surgical products are ComfortSure™ surgical gowns. We also offer reusable towels, surgical drapes, and stainless steel basin sets as part of our reusable surgical product line. We provide these products in a variety of configurations for a provider’s specific needs. A major benefit of our reusable system is reduced medical waste because of the elimination of disposable, single-use products.

Our ComfortSure™ Liquid Proof gown and the new ComfortSure™ Premium Protection Liquid Resistance gown are both made from GORE® Surgical Barrier Fabric materials that are highly breathable and provides excellent protection to the user. The added protection is critical to health care providers given continuing concerns of doctors, staff, and regulatory authorities regarding transmission of blood-borne pathogens, including HIV and hepatitis viruses. The Liquid Proof and Premium Protection Liquid Resistance gowns are ideal for procedures with high liquid volume and of longer duration. Our Standard Micro-Fiber Surgical gown is made from an advanced microfiber polyester fabric and is ideal for procedures with minimal fluid exposure and of shorter duration.

We contract with third-party vendors for weaving of microfiber fabric and cutting and sewing of gowns and drapes. In August 1998, we signed a ten-year sales and manufacturing agreement with Standard Textile Co., Inc., under which Standard Textile manufactures the bulk of our reusable textile products with fabric provided by W.L. Gore and other textile suppliers.

To complement our reusable surgical products, we offer disposable accessory packs containing single-use disposable products, such as needles, syringes, and tubing. These packs are developed to a customer’s specifications and in combination with our reusable line of surgical products, offer a cost-effective, high-quality alternative to custom procedure packs containing all disposable products.

Our instrument-processing program, called AccuSetSM, offers our customers the benefit of consistently available surgical instruments processed at an FDA regulated facility. Our thorough inspection and cleaning process assures that surgical instruments are functional and meet rigorous quality standards. At this time, we offer general, laparoscopic, orthopedic, and labor and delivery instrument processing at our facilities. As of December 31, 2003, we serviced instrument programs at 36 hospitals from eight of our facilities.

We offer instruments pursuant to a ten-year Joint Marketing Agreement executed in April 2003 with Aesculap, Inc., one of the oldest and largest worldwide suppliers of surgical instruments. This agreement renewed our relationship initiated with Aesculap in April 2000. Aesculap furnishes and repairs surgical instruments that we deliver to our customers. Aesculap receives an agreed upon fee from each procedure based on the number and kinds of procedures performed with its instruments and the number and combination of instruments used for each procedure.

Our physician specific ReadyCaseSM case cart management system combines reusable products, disposable packs, surgical instruments, and physician preference items to provide all the products required for a surgical procedure. The system allows customers to develop and implement best practice protocols. We believe that ReadyCaseSM is the most complete case cart system available in the market. By delivering such a high percentage of surgical products and instruments used in a procedure, ReadyCaseSM seeks to reduce our customers’ supply chain management costs, improve their operational efficiency, and increase their revenue by improving throughput in their surgical area.

We recently completed the implementation of Radio Frequency Identification (RFID) Technology in our ten processing facilities. RFID Technology is a method for identifying and tracking objects based on the use of a small tag that stores a unique code. We incorporated “multi-read” RFID tags into our reusable surgical gowns and drapes, which allows us to replace the use of labor intensive bar code scanning to track product usage. This technology offers us improved inventory control-and monitoring of product quality. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

Employees

As of December 31, 2003, we employed 922 people, consisting of 51 persons in management, administration and finance at our corporate office, and 871 people in various positions at our facilities. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.

Competition

We compete primarily with sellers of disposable gowns, drapes, basins and custom packs. Most of our competitors are substantially bigger than us and offer national coverage. Our principal competitors are Allegiance Corporation (a subsidiary of Cardinal Health, Inc.), Medline Industries, Inc., DeRoyal Industries, and Kimberly Clark Corporation.

The challenging health care environment in recent years has led to increasingly intense competition among suppliers and manufacturers of surgical products. As providers seek to reduce operating costs in response to pressure from governments, insurance companies, and health maintenance organizations, suppliers and manufacturers are being forced to compete on price, service, quality and delivery of innovative solutions that improve the health care supply chain. Even though competitive pressure will continue to intensify for the foreseeable future, we are well positioned to compete effectively due to our high-quality products and innovative outsourcing solutions.

Regulation

Substantially all of our products and services are subject to extensive government regulation in the United States by federal, state, and local governmental agencies, including the Food and Drug Administration (“FDA”), the Department of Transportation (“DOT”), and the Occupational Safety and Health Administration (“OSHA”).

Our reusable products are regulated as medical devices by the FDA, which regulates the development, production, distribution, and promotion of medical devices in the United States. Various states in which we do business also regulate medical devices. Pursuant to the Federal Food Drug and Cosmetics Act (the “FDA Act”), our medical devices are subject to general controls regarding FDA inspections of facilities, “Current Good Manufacturing Practices (“CGMP’s”)”, labeling, maintenance of records, and medical device reporting with the FDA. To the extent required, we have obtained FDA pre-market approval of our devices under Section 510(k) of regulations issued under the FDA Act, that provides for FDA approval on an expedited basis for products shown to be substantially equivalent to devices already cleared by the FDA and currently legally marketable in the United States. Products must be produced in establishments registered with the FDA and manufactured in accordance with CGMP’s, as defined under the FDA Act. In addition, our medical devices must be initially listed with the FDA, and our labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The Medical Device Reporting regulation obligates us to provide information to the FDA on injuries or deaths alleged to have been associated with the use of a product or in connection with certain product failures that could have caused serious injury or death. If we fail to comply with the applicable provisions of the FDA Act, the FDA may institute proceedings to detain or seize products, impose fines, enjoin future company activities, impose product labeling restrictions, or enforce product recalls or withdrawals from the market.

Our hospital customers and ourselves also must comply with regulations of OSHA, including the bloodborne pathogen rule requiring standard “universal” precautions be observed to minimize exposure to blood and other bodily fluids. To comply with these requirements, our employees wear personal protective equipment when handling soiled linens in the facility’s decontamination area. Properly used, our products allow our hospital customers to protect their employees in compliance with these regulations. We must comply with local regulations governing the discharge of water used in our operations. We use local licensed contractors to dispose of any biohazardous waste generated by the hospital and received by us and therefore do not need to obtain permits for biohazardous waste disposal. We must comply with DOT and OSHA regulations governing the transportation of biohazardous materials, which include containing and labeling waste as well as reporting various discharges. We comply with these regulations by confining soiled products inside marked liquidproof bags for transport within locked, marked transfer carts. A third-party contractor provides sterilization of our disposable accessory packs. The use of ethylene oxide by the contractor in the sterilization of our disposable accessory packs is subject to regulation by FDA, OSHA, and the Environmental Protection Agency.

In addition, other federal, state and local regulatory authorities, including those enforcing laws which relate to the environment, fire hazard control, and working conditions, have jurisdiction to take actions that could have a material adverse effect on us. We make expenditures from time to time to comply with environmental regulations, but do not expect any material capital expenditures for environmental compliance in 2004.

Risk Factors That Might Affect Future Results

The cautionary statements set forth below discuss important factors that could cause actual results to differ materially from any forward-looking statements.

Sales Process and Market Acceptance of Products and Services. Our future performance depends on our ability to increase revenues to new and existing customers. Our sales process to acquire new customers is typically between six and 18 months in duration from initial contact to purchase commitment, because of industry factors such as the complicated approval process within hospitals for purchases from new suppliers, the long duration of existing supply contracts, and implementation delays pending termination of a hospital’s previous supply relationships. Our future performance also depends on market acceptance of our product and service offerings, which emphasize the supply of reusable surgical products to a market that predominantly uses disposable products. We are also regularly developing new instrument programs. We are subject to a risk that the market will not broadly accept these product offerings.

Need for Capital. Our business is capital intensive and requires annual capital expenditures for additional surgical products and equipment to achieve our operating plans. Our inability to obtain adequate capital would have a material adverse effect on us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Note D of Notes to Financial Statements.”

Dependence on Suppliers. We rely on Aesculap, Inc. as our major source of supply of instruments for our instrument processing programs. Any failure of Aesculap to furnish instruments for any reason would materially and adversely affect our ability to service these programs until we secured one or more alternative suppliers. We also have a procurement agreement with Standard Textile Co., Inc. as our supply source for our reusable surgical products through August 2008. If Standard Textile were unable to perform under this agreement, we would be materially and adversely affected until we secured alternative suppliers.

Dependence on Significant Customers. During 2003, Novation, HPG, and Premier, Inc. hospitals accounted for approximately 34%, 15%, and 10% of our sales, compared to 34%, 14%, and 11% in 2002, respectively. Although each Novation, HPG, and Premier hospital currently makes its purchasing decisions on an individual basis, the loss of a substantial portion of the Novation, HPG, or Premier hospitals’ business would have a material adverse effect on us. No single health care provider accounts for more than 8% of our revenues.

Competition. Our business is highly competitive. Competitors include a number of distributors and manufacturers, as well as the in-house reprocessing operations of hospitals. Certain of our existing and potential competitors possess substantially greater resources than the Company. Some of our competitors, including Allegiance Corporation (a subsidiary of Cardinal Health, Inc.) and Medline Industries, Inc., serve as the sole supplier of a wide assortment of products to a significant number of hospitals. While we have a substantial array of surgical products, many of our competitors have a greater number of products for the entire hospital, which in some instances, is a competitive disadvantage for us. There is no assurance that we will be able to compete effectively with existing or potential competitors. See “Business—Competition.”

Government Regulation. Significant aspects of our businesses are subject to state and federal statutes and regulations governing, among other things, medical waste disposal and workplace health and safety. In addition, most of the products furnished or sold by us are subject to regulation as medical devices by the U.S. Food and Drug Administration, as well as by other federal and state agencies. Our facilities are subject to quality systems inspections by FDA officials. The FDA has the power to enjoin future violations, seize adulterated or misbranded devices, require the manufacturer to remove products from the market, and publicize relevant facts. Federal or state governments might impose additional restrictions or adopt interpretations of existing laws that could materially and adversely affect us. See “Business—Regulation.”

Item 2. Properties

We operate ten processing facilities that range in size between 30,000 and 63,500 square feet in Baltimore, Chattanooga, Cincinnati, Dallas, Houston, Los Angeles, Raleigh, Salt Lake City, Stockton, and Tampa. Each facility has standardized processes and equipment, including computerized and fully automated heavy duty washers, dryers, and sterilizers to achieve consistent decontamination and sterilization of reusable surgical products and instruments. We use Good Manufacturing Practices at each facility, and regularly implement at all facilities efficiencies that have been developed and tested at one location.

Our properties and the major markets that they serve are summarized below. We own our Chattanooga, Cincinnati, Houston, and Stockton processing facilities; we lease the remaining reprocessing facilities. We also lease our Disposable Accessory Pack facility in Plant City, Florida, where we assemble and package surgical products into customized disposable accessory packs. We transport these disposable accessory packs to a third party facility for sterilization before they are sent to our reprocessing facilities for final delivery. We believe our existing facilities adequately serve our current requirements. The table below summarizes our properties as of December 31, 2003:

	Square Footage (Approx.)	Lease Expiration	Selected Markets Served
Processing Facilities:
Baltimore, Maryland	58,700	February 28, 2007 (Options to 2012)	Baltimore, Philadelphia, Richmond, New Jersey
Chattanooga, Tennessee	50,000	Owned	Atlanta, Birmingham, Nashville
Cincinnati, Ohio	50,000	Owned	Columbus, Cincinnati, Louisville, Lexington, Chicago, Detroit, Milwaukee, Cleveland
Dallas, Texas	53,000	March 31, 2005 (Options to 2010)	Dallas, Oklahoma City, Tulsa
Houston, Texas	30,000	Owned	Houston, San Antonio, Austin
Los Angeles, California	30,400	November 30, 2007 (Options to 2012)	San Diego, Los Angeles
Raleigh, North Carolina	63,500	April 30, 2007 (Options to 2012)	South Carolina, North Carolina
Salt Lake City, Utah	31,800	July 5, 2006 (Options to 2018)	Utah, Idaho
Stockton, California	57,000	Owned	Sacramento, San Francisco, Oakland
Tampa, Florida	63,000	January 23, 2012	Florida

Service Centers:
Chicago, Illinois	3,200	November 30, 2004
Detroit, Michigan	23,000	September 30, 2007	(Options to 2012)
Louisville, Kentucky	10,000	(1)
Miami, Florida	4,000	January 31, 2005
Oklahoma City, Oklahoma	3,600	September 1, 2004

Warehouses:
Long Beach, California	3,300	July 31, 2007

Disposable products facility:
Plant City, Florida	40,800	November 1, 2004

Corporate office:
Tampa, Florida	42,000	April 3, 2021

Other:
Southborough, Massachusetts (2)	13,600	June 30, 2005	Facility closed in 2003

(1)	Service center provided by hospital
(2)	Property subleased to a third party for remainder of lease term

Item 3. Legal Proceedings

We are not subject to any litigation or other legal proceedings that we expect to have a material adverse effect on our business.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

Our common stock trades publicly on the Nasdaq National Market system under the symbol “STRC.” The table below sets forth the high and low bid quotations for our common stock for fiscal years 2002 and 2003. These bid prices represent prices between dealers without adjustment for retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions.

Common Stock Price Range

Year ended December 31, 2002	High	Low
First quarter	$18.05	$15.21
Second quarter	$15.78	$11.40
Third quarter	$12.61	$8.00
Fourth quarter	$10.03	$4.75

Year ended December 31, 2003
First quarter	$6.09	$4.00
Second quarter	$8.00	$4.36
Third quarter	$8.50	$5.72
Fourth quarter	$7.79	$6.01

We have never declared or paid cash dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. Additionally, financial covenants in our credit facility prohibit the payment of cash dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Notes to Financial Statements.”

On February 27, 2004, there were approximately 43 holders of record of our common stock.

Item 6. Selected Financial Data

The following table contains certain selected financial data and is qualified by the more detailed Financial Statements and Notes thereto included elsewhere in this report. The selected financial data have been derived from our audited financial statements. The following information should be read in conjunction with the Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Years Ended
	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2000	Dec. 31, 1999
	(In thousands, except per share data)
Statement of operations data:
Revenues	$86,474	$86,564	$86,426	$77,817	$68,596
Cost of revenues	64,712	61,112	58,296	53,043	47,011

Gross profit	21,762	25,452	28,130	24,774	21,585
Distribution expenses	5,946	5,698	5,557	5,293	5,121
Selling and administrative expenses	15,086	14,933	12,512	11,224	9,700

Income from operations	730	4,821	10,061	8,257	6,764
Unrealized gain (loss) on derivative instruments	—	101	(407)	—	—
Interest expense, net	1,090	989	1,381	1,174	307

Income (loss) before income taxes	(360)	3,933	8,273	7,083	6,457

Income tax expense	139	1,474	3,103	2,463	2,503

Income (loss) before cumulative effect of change in accounting principle	(499)	2,459	5,170	4,620	3,954
Cumulative effect of change in accounting principle, net of tax	—	—	(113)	—	—

Net income (loss)	$(499)	$2,459	$5,057	$4,620	$3,954
Dividends on preferred stock	—	—	56	204	208

Net income (loss) available for common shareholders	$(499)	$2,459	$5,001	$4,416	$3,746

Basic earnings (loss) per common share:
Income (loss) available for common shareholders before cumulative effect of change in accounting principle	$(0.08)	$0.38	$0.85	$0.78	$0.66
Cumulative effect of change in accounting principle	—	—	(0.02)	—	—

Earnings (loss) per common share	$(0.08)	$0.38	$0.83	$0.78	$0.66

Basic earnings (loss) per diluted share:
Income (loss) before cumulative effect of change in accounting principle	$(0.08)	$0.38	$0.78	$0.73	$0.63
Cumulative effect of change in accounting principle	—	—	(0.02)	—	—

Earnings (loss) per diluted share	$(0.08)	$0.38	$0.76	$0.73	$0.63

Weighted average common shares outstanding:
Basic	6,265	6,391	6,037	5,673	5,676

Diluted	6,265	6,500	6,591	6,360	6,322

Balance sheet data (at end of period):
Reusable surgical products, net	$22,035	$25,642	$25,554	$24,168	$19,796
Total assets	85,567	91,906	82,685	66,516	56,155
Notes payable to bank	7,009	15,452	17,612	15,593	8,852
Obligation under capital lease	4,515	4,455	4,562	—	—
Bonds payable	9,700	9,700	—	—	—
Total liabilities	33,255	39,061	32,781	23,664	17,181
Shareholders’ equity	52,312	52,845	49,904	42,852	38,974

The following selected unaudited quarterly information is being disclosed in accordance with Regulation S-K (Item 302):

	Quarters Ended
	Mar. 31, 2003	Jun. 30, 2003	Sep. 30, 2003	Dec. 31, 2003
	(In thousands, except per share data)
For the year ended December 31, 2003:

Revenues	$21,460	$21,406	$21,666	$21,942
Gross profit	$5,824	$5,365	$5,149	$5,424
Net income (loss) available for common shareholders	$192	$(118)	$(155)	$(418)
Basic earnings (loss) per share	$0.03	$(0.02)	$(0.02)	$(0.07)
Diluted earnings (loss) per share	$0.03	$(0.02)	$(0.02)	$(0.07)

	Quarters Ended
	Mar. 31, 2002	Jun. 30, 2002	Sep. 30, 2002	Dec. 31, 2002
	(In thousands, except per share data)
For the year ended December 31, 2002:

Revenues	$21,755	$21,898	$21,187	$21,724
Gross profit	$6,540	$6,743	$6,019	$6,150
Net income available for common shareholders	$748	$937	$349	$425
Basic earnings per share	$0.12	$0.14	$0.05	$0.07
Diluted earnings per share	$0.12	$0.14	$0.05	$0.07

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis should be read with our Financial Statements and Notes included elsewhere in this report. This discussion and analysis contains trend analysis and might contain forward-looking statements. These statements are based on current expectations and actual results might differ materially. Among the factors that could cause actual results to vary are those described in this “Overview” section and in “Business—Risk Factors That Might Affect Future Results.”

We provide central processing and supply chain management services to hospitals and surgery centers throughout the United States. Our revenue growth is primarily determined by our number of customers, the number and type of surgical procedures that we service for each customer, and pricing for our various types of surgical packs and procedures. Our revenue growth and efficiency in delivering products and services to customers primarily determine our profitability.

In 2003, our revenues were consistent with the prior two years. We experienced an adverse impact on our operating profit margins principally because of increased costs in several areas and pricing pressures from competitors offering disposable alternatives to our reusable products. Our successful efforts to add new customers and increase revenues at existing accounts were offset by customer losses in 2002 and 2003. Consequently, we suffered an annual loss for the first time since becoming a public company in 1996.

We responded last year with strategic measures designed to strengthen and build our customer relationships and upgrade our staff, facilities, and internal processes, efforts that we believe set the foundation for improved results in 2004 and coming years. These include the following:

Building existing customer relationships. With our full case-cart service, we have opportunities to expand the services that we furnish to existing customers so that we serve all of their surgical procedure needs. In June 2003, we joined with our strategic partner, Aesculap, in entering into a new Service and Supply Agreement with an existing customer Rex Healthcare, Inc., a major healthcare system in Raleigh, North Carolina. The agreement considerably increased the scope of our customer relationship with Rex Healthcare, especially with respect to instrument reprocessing. We provide supply chain management services, including surgical instruments processing and physician-specific procedure case cart delivery. Our case carts contain all medical supplies used during a surgical procedure including high-quality surgical instruments. Processing of all surgical instruments, provided by Aesculap, occurs at either our facility or in the Central Sterile Processing department at Rex Healthcare, which our employees manage. This agreement extends through June 30, 2010. We continue to seek and consider similar strategic relationships, including complementing our reusable surgical product offerings with instrument services and full case cart management at other existing customers.

Improved processes. In January 2004, we completed the successful implementation of Radio Frequency Identification (RFID) Technology in our ten processing facilities, a process commenced in the fourth quarter of 2003. We believe that this is among the first full integration of RFID Technology into Class II Medical Devices and among the largest uses to date of “multi-read” applications of RFID Technology. RFID Technology is a method for identifying and tracking objects in different environments based on the use of a small tag (or ‘transponder’) that stores a unique code, together with additional information that the user may specify. A ‘reader’ is used both to transmit a signal to a tag and retrieve stored information from it; no contact or line-of-sight is required, and long operating ranges are possible. The incorporation of “multi-read” RFID tags into over one million of our reusable surgical gowns and drapes allows us to eliminate the use of labor intensive bar code scanning to track product usage. This technology offers us improved inventory control and monitoring of product quality. We anticipate realizing productivity enhancements over our bar code scanning results.

Facility consolidation. During the third and fourth quarters of 2003, we consolidated the operations of our Detroit facility into our Cincinnati facility. We converted the Detroit facility into a service center that distributes products to our customers in that market. We recognized exit costs totaling approximately $92,000 for employee severance and benefit costs and equipment impairment during 2003 in this consolidation. Approximately 45 production employees worked through the completion of the consolidation and received severance and benefits. We expect the consolidation to provide labor and other operational savings starting in 2004.

During the second quarter of 2003, we closed our Boston service center when we terminated service to our sole customer in that market, recognizing exit costs of approximately $104,000 for employee termination costs, contract termination costs, and inventory obsolescence to close this service center. Approximately eight production employees worked through the completion of the consolidation and received severance and benefits. We subleased the building to an unrelated third party for the remaining lease term. Although we have no immediate plans to consolidate or close any other facilities, we continue to evaluate ways to upgrade and improve our operations and our facilities to better serve our customers’ service and product needs.

Upgrade staff and facilities. In 2003, we determined that one of our most effective marketing programs would be to invite existing and potential customers to visit our operating facilities, review our production processes, and meet our employees. We dedicated resources for a one-time initiative to improve the appearance of our facilities, remove any poor quality gowns from our production process, and upgrade our personnel. We also added new leadership in sales, marketing, and operations at corporate, as well as, in our processing facilities. We believe that improvements to our sales and marketing organization in 2003 offer us good opportunities for revenue growth with new and existing customers in 2004. We believe that improvements to our operations organization will allow us to better leverage the capacity and functionality of our operating facilities. We continue to seek staff and facility improvement opportunities to complement our existing resources and make our business more effective and efficient.

Our principal strategic opportunity to improve our operating results is to leverage our considerable infrastructure by adding revenues from existing and new customers. Our existing facilities currently operate at approximately 25 to 30% of their aggregate annual revenue capacity and provide ample room for business growth without incremental capital investment.

We incur most of our cost of revenues from processing the reusable surgical products (instruments and linens) at our processing facilities. We also amortize the cost of our reusable surgical products that we own and supply to customers over their expected useful life. Our instrument supply arrangements use instruments owned by Aesculap, which receives an agreed upon fee for each procedure based on the number and kinds of procedures performed with its instruments and the number and combination of instruments used for each procedure. This arrangement allows us to limit our cost of capital for instrument programs.

We substantially reduced the balance of our line of credit from $15.5 million as of December 31, 2002 to $7.0 million as of December 31, 2003, principally because of our management of accounts payable and inventory and unusually low expenditures for reusable surgical products. Our capital expenditures for property, plant and equipment were much lower than in previous years. We do not expect to sustain this cash benefit at these levels as capital expenditures and expenditures for reusable surgical products will return to levels prior to 2003. See “Liquidity and Capital Resources.”

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions, and estimates that affect the amounts reported in our financial statements and accompanying notes. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that these estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. Note B to our financial statements describes the significant accounting policies and methods that we use in preparing our financial statements. We identified the following critical accounting policies that affect the more significant judgments, assumptions and estimates used in preparing our financial statements:

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

Amortization of Reusable Products. We state our reusable surgical products at cost and compute amortization on a basis similar to the units of production method. We estimate the useful lives for each product based on our estimate of the total number of “uses” for which the product will be available. We estimate that our products using the three principal fabrics (accounting for 85% of the reusable surgical products) will be available for 75, 100, and 125 uses, based on several factors, including our actual experience with these products. If our actual use experience with these products is shorter than these assumptions, our amortization rates for reusable products would increase, which could adversely affect our results of operation.

Reserves for Shrinkage, Obsolescence and Scrap for Reusable Surgical Products. We determine our reserves for shrinkage, obsolescence and scrap of our reusable products by tracking those products with our bar-coding system or recently implemented RFID system. Based on historical experience, we believe that any products not scanned by the system for a 210-day period are lost. If actual losses exceed our estimates, our reserve for shrinkage, obsolescence and scrap would increase, which could adversely affect our results of operation.

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

Impairment of Goodwill and Other Intangible Assets. We review our goodwill and other intangible assets for impairment annually or more frequently if indicators of impairment arise using the process prescribed in

SFAS 142, Goodwill and Other Intangible Assets. The impairment analysis is based on assumptions of future results made by management, including revenues and cash flows. Circumstances that may lead to impairment of goodwill include unforeseen decreases in future performance or demand, or the restructuring of our operations as a result of a change in our strategy. Any impairment could adversely affect our results of operations.

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain items reflected in the statements of income of the Company:

	Years Ended December 31,
	2003	2002	2001
Revenues	100.0%	100.0%	100.0%
Cost of revenues	74.8%	70.6%	67.5%

Gross profit	25.2%	29.4%	32.5%

Distribution expenses	6.9%	6.6%	6.4%
Selling and administrative expenses	17.5%	17.2%	14.5%

Income from operations	0.8%	5.6%	11.6%

Unrealized gain (loss) on derivative instruments	0.0%	0.1%	(0.4)%
Interest expense, net	1.2%	1.2%	1.6%

Income (loss) before income taxes	(0.4)%	4.5%	9.6%

Income tax expense	0.2%	1.7%	3.6%

Income (loss) before cumulative effect of change in accounting principle	(0.6)%	2.8%	6.0%

Cumulative effect of change in accounting principle, net of tax	0.0%	0.0%	0.1%

Net income (loss)	(0.6)%	2.8%	5.9%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues

Revenues decreased $90,000, or 0.1%, to $86.5 million in 2003, from $86.6 million in 2002. The continued competitive market for our reusable products and services, including customer losses in 2002 and 2003, adversely affected our ability to grow revenue in 2003.

Gross Profit

Gross profit decreased $3.7 million, or 14.5%, to $21.8 million in 2003, from $25.5 million in 2002. As a percentage of revenues, gross profit decreased 4.2%, to 25.2% in 2003, from 29.4% in 2002. The decrease in gross profit reflects the impact of competitive pricing pressures and our inability to leverage the current operating capacity of our processing facilities by increasing revenues. Depreciation expense for 2003 increased approximately $630,000 over the prior year due to the elimination in December 2002 of the off balance sheet financing for two of our processing facilities. A reusable surgical products amortization credit of approximately $260,000 per quarter ($1,040,000 annually), from an acquisition in prior years, was fully utilized as of December 31, 2002. During 2003, we dedicated resources to complete an initiative to improve the appearance of our facilities and remove worn and poor quality gowns from our production process. The RFID technology we have implemented will offer us improved inventory control and monitoring of product quality which should improve our productivity and gross profit.

Distribution Expenses

Distribution expenses increased $248,000, or 4.4%, to $5.9 million in 2003, from $5.7 million in 2002. As a percentage of revenues, distribution expenses increased 0.3%, to 6.9% in 2003, from 6.6% in 2002. The increase in distribution expenses as a percentage of revenues resulted primarily from higher insurance costs in 2003 and from higher vehicle lease expenses.

Selling and Administrative Expenses

Selling and administrative expenses increased $153,000, or 1.0%, to $15.1 million in 2003, from $14.9 million in 2002. As a percentage of revenues, selling and administrative expenses increased 0.3%, to 17.5% in 2003, from 17.2% in 2002. In 2003, we added new leadership in sales, marketing, and operations, as well as other sales and administrative support. Our selling and administrative expense also increased due to the impact of a new sales compensation program, recruiting and relocation costs, insurance costs, and marketing and administrative fees for group purchasing organization. We also incurred higher professional fees in 2003 due to one-year consulting arrangements with two of our former officers, which expired on December 31, 2003. These increases were offset to some extent by lower severance payments in 2003 and reduced legal fees as a result of the settlement of SEC and legal proceedings.

Derivative Instruments

We recognized current unrealized gains of $101,000 in 2002 for our guarantee of two interest rate swaps of a third party in 2002. We accounted for these costs pursuant to SFAS No. 133, Accounting for Derivative Instrument and Hedging Activities until the swaps terminated in April 2002. We did not have derivative instruments in 2003.

Interest Expense, Net

Interest expense increased $101,000, or 10.2%, to $1.1 million in 2003, from $1.0 million in 2002, primarily due to our elimination in December 2002 of an off balance sheet financing arrangement for two of our processing facilities. We now finance these facilities through bonds rather than as operating leases. This increase was partially offset by reduced interest expense related to our revolving line of credit due to reduced borrowings throughout 2003.

Income Tax Expense

Income tax expense decreased $1.3 million from $1.5 million in 2002 to $139,000 in 2003. Income tax expense is usually a function of our net income (loss) and effective tax rate. During 2003, certain state tax credits were deemed to be unrecoverable resulting in a valuation allowance being applied against our deferred tax assets. This negatively impacted our income tax expense and net loss by $379,000. See Note H—Income Taxes.

Net Income (loss) Per Common Share

We recorded a net loss per common share of $0.08 on a diluted and basic per share basis for 2003 compared with net income per common and diluted share of $0.38 in 2002. During 2003, certain state tax credits were deemed to be unrecoverable resulting in a valuation allowance being applied against our deferred tax assets which caused a $0.06 negative impact on our net loss per common share.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues

Revenues increased $138,000, or 0.2%, to $86.6 million in 2002, from $86.4 million in 2001. Revenues were adversely affected by the competitive market for our products and services, including price reductions and the loss of some customer accounts, along with delays in prospective customers starting new business. These adverse impacts were partially offset by continued growth in our instrument programs.

Gross Profit

Gross profit decreased $2.7 million, or 9.5%, to $25.5 million in 2002, from $28.1 million in 2001. As a percentage of revenues, gross profit decreased 3.1%, to 29.4% in 2002, from 32.5% in 2001. The decrease in gross profit reflects the impact of price reductions and customer account loss, and the impact of higher insurance and employee benefits and other expenses.

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

Selling and Administrative Expenses

Selling and administrative expenses increased $2.4 million, or 19.3%, to $14.9 million in 2002, from $12.5 million in 2001. As a percentage of revenues, selling and administrative expenses increased 2.7%, to 17.2% in 2002, from 14.5% in 2001. Our sales and administrative expenses increased due to marketing and administrative fees for group purchasing organization accounts, severance payments, higher insurance expenses, other professional expenses, and legal expenses, which were partially offset by reduced travel and other expenses as a result of cost savings initiatives.

Derivative Instruments

We guaranteed two interest rate swaps of a third party until the swaps’ termination in April 2002. Pursuant to SFAS No. 133, Accounting for Derivative Instrument and Hedging Activities, we recognized current unrealized gains of $101,000 in 2002, compared to an unrealized loss of $407,000 in 2001.

Interest Expense, Net

Interest expense decreased $392,000, or 28.4%, to $1.0 million in 2002, from $1.4 million in 2001, primarily due to lower borrowings and lower interest rates on our revolving credit facility.

Income Tax Expense

Income tax expense decreased $1.6 million to $1.5 million in 2002, from $3.1 million in 2001. Our effective tax rate is 37.5% for 2002 and 2001.

Cumulative Effect of Change in Accounting Principle

As a result of the adoption of SFAS No. 133 on January 1, 2001, we recognized a cumulative effect of change in accounting principle of $113,000, which is net of tax of $69,000 in 2001.

Net Income Per Common Share

We recorded net income per common share of $0.38 on a diluted and basic per share basis for 2002, compared with $0.76 on a diluted per share basis after effect of change in accounting principle, and $0.83 on a basic per share basis after effect of change in accounting principle in 2001.

Liquidity and Capital Resources

Our principal source of capital is cash flows from operations. We also borrow from our revolving line of credit from time to time to satisfy working capital and capital expenditure needs.

We generated $14.1 million of cash from operating activities during 2003, compared to $11.8 million in 2002. Our cash flow from operations increased during 2003 compared to 2002, principally due to decreases in inventory and increases in accounts payable, partially offset by reduced net earnings. In 2003, we dedicated resources to complete an initiative to remove worn and poor quality gowns from our production process, which negatively impacted amortization of reusable surgical products.

Our net cash used in investing activities decreased $3.8 million for the year ended December 31, 2003 to $5.5 million from $9.3 million in the year ended December 31, 2002. The decrease is due to a reduction in purchases of property, plant and equipment and reusable surgical products, because of sizable purchases of reusable surgical products in 2002.

We spent $2.3 million and $2.9 million in the years ended December 31, 2003 and 2002, respectively, to purchase property, plant and equipment. We spent $3.1 million and $5.6 million in the years ended December 31, 2003 and 2002, respectively, to purchase reusable surgical products. We estimate that our expenditures for property, plant and equipment (approximately $2 to $3 million) and reusable surgical products (approximately $8 to $9 million) will increase to approximately $11 to $12 million for the next twelve months as we resume normal purchases of reusable surgical products and capital expenditures in our facilities. This amount will fluctuate depending on the growth of our business, however.

Net cash used in financing activities increased $6.1 million for the year ended December 31, 2003 to $8.6 million from $2.5 million. During 2003, we repaid $8.4 million of our revolving credit facility to reduce the outstanding balance from $15.5 million to $7.0 million.

On June 26, 2003, we renewed and amended our existing revolving credit with Wachovia Bank and SouthTrust Bank. Based on anticipated future needs, we elected to decrease the facility amount from $45.0 million to $30.0 million. Our outstanding balance under our revolving credit facility was approximately $7.0 million and $15.5 million as of December 31, 2003 and 2002, respectively.

The credit facility is secured by substantially all of our assets and has a scheduled maturity date of June 30, 2006. The facility’s interest rate varies between 200 and 350 basis points over LIBOR (3.76% as of December 31, 2003), depending on our consolidated leverage ratio. The credit facility requires us to maintain (a) tangible net worth of not less than $45.0 million plus 75% of cumulative net income for each fiscal quarter beginning with the fiscal quarter ended June 30, 2003; (b) a consolidated leverage ratio of not more than 2.5 to 1.0 measured as of the end of each fiscal quarter for the four fiscal quarters then ended; and (c) a funds flow coverage ratio of not less than 2.5 to 1.0 measured at the end of each fiscal quarter. The credit facility restricts us from paying dividends, incurring additional indebtedness, encumbering assets, and entering into merger, consolidation or liquidation transactions representing greater than 10.0% of consolidated assets. We complied with all requirements of the credit facility as of December 31, 2003.

Our credit facility allows us to repurchase our outstanding stock through open market purchases at prevailing market prices. During 2003, we repurchased 6,753 shares of our common stock at an aggregate cost of approximately $36,000. During 2002, we repurchased 154,400 shares of our common stock at an aggregate cost of approximately $948,000. During 2001, we repurchased 39,500 shares of our common stock at an aggregate cost of approximately $569,000.

Since their initial construction in 1999, we had leased two of our processing facilities through a form of off-balance sheet financing in which a third party (SRI Realty Trust) purchased the properties and leased the assets to us as lessee. In December 2002, we acquired all of the interest in SRI Realty Trust from an unrelated third party for approximately $881,000, eliminating the operating lease treatment and off-balance sheet financing. We now include on our balance sheet approximately $10.6 million in processing facilities’ property, plant and equipment, and $9.7 million in liabilities, primarily related to the bonds that financed the processing facilities.

We finance these facilities through letters of credits issued by Wachovia Bank. Interest expense adjusts based on rates that approximate LIBOR (1.26% at December 31, 2003). Starting in 2004, we will begin amortizing the bonds through quarterly payments of $165,000. Balloon principal payments of $3.1 million on the bonds are due in 2014. The bonds are collateralized by the two processing facilities.

In 2003, we recorded depreciation expense and interest expense of approximately $640,000 and $126,000, respectively, for the bonds and letter of credit financing. These amounts replace the lease expense previously recorded for operating leases of the facilities. As of December 31, 2003 and 2002, we had no off-balance sheet financing.

As of December 31, 2003, we had cash of $627,000, as well as an additional amount of approximately $6.0 to 7.0 million available under our revolving credit facility. The amount available under our revolving credit facility is limited by the consolidated leverage ratio of not more than 2.5 to 1.0 as of the end of each fiscal quarter. We believe that our cash flows from operating activities and funds available under our credit facility will be sufficient to fund our growth and anticipated capital requirements for the next twelve months.

Our contractual cash obligations for future minimum payments, including interest, under our capital lease, operating leases, bonds payable, and notes payable to bank as of December 31, 2003, are as follows:

Contractual Obligations

Payments due by period (000’s)	Total	Less than 1 Year	1 -3 Years	4 -5 Years	After 5 Years
Notes payable to bank, bonds payable and obligation under capital lease (1)	$28,861	$1,181	$9,917	$2,981	$14,782
Operating leases (2)	15,698	3,201	5,737	3,501	3,259

Total contractual cash obligations	$44,559	$4,382	$15,654	$6,482	$18,041

(1)	The table reflects that our Revolving Credit Facility is scheduled to mature on June 30, 2006. We would expect to renew the facility under similar terms when it matures. The capital lease on our corporate facility is subject to an option to purchase through March, 2006.
(2)	These operating leases are subject to renewals that we may exercise, however, the amounts related to these renewals are not included in the table. See Properties.

We offer instruments pursuant to our Joint Marketing Agreement with Aesculap, Inc. Under the terms of this agreement, Aesculap furnishes and repairs all of the surgical instruments that we deliver to customers and receives an agreed upon fee for each procedure. We also have a procurement agreement with Standard Textile under which we agree to purchase 90% of our reusable surgical products from Standard Textile through August 2008. We are not bound to purchase any minimum quantity of products under these agreements, however, we expect to make payments under them to fulfill our requirements. We estimate that our payments under these agreements will be between $15.0 and $17.0 million in 2004. Amounts in subsequent years will be comparable, adjusted by changes in customer demand, amortization rates, product prices, and other variables affecting our business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The outstanding balances under our revolving credit facility were approximately $7.0 million and $15.5 million on December 31, 2003 and December 31, 2002, respectively. The credit facility’s interest rate varies between 200 and 350 basis points over LIBOR (3.76% as of December 31, 2003), depending on our leverage ratio (earnings coverage of debt). We are subject to changes in our interest expense on this facility based on fluctuations in interest rates. Assuming an outstanding balance of this facility of $7.0 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $17,500 per quarter.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

SRI/Surgical Express, Inc.

We have audited the accompanying balance sheets of SRI/Surgical Express, Inc. as of December 31, 2003 and 2002, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SRI/Surgical Express, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note B to the financial statements, the Company changed its method of accounting for goodwill effective January 1, 2002.

/s/    ERNST & YOUNG LLP

Tampa, Florida

February 18, 2004

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
Revenues	$86,474	$86,564	$86,426
Cost of revenues	64,712	61,112	58,296

Gross profit	21,762	25,452	28,130

Distribution expenses	5,946	5,698	5,557
Selling and administrative expenses	15,086	14,933	12,512

Income from operations	730	4,821	10,061

Unrealized gain (loss) on derivative instruments	—	101	(407)
Interest expense, net	1,090	989	1,381

Income (loss) before income taxes	(360)	3,933	8,273

Income tax expense	139	1,474	3,103

Income (loss) before cumulative effect of change in accounting principle	(499)	2,459	5,170

Cumulative effect of change in accounting principle, net of tax	—	—	(113)

Net income (loss)	(499)	2,459	5,057

Dividends on preferred stock	—	—	56

Net income (loss) available for common shareholders	$(499)	$2,459	$5,001

Basic earnings (loss) per common share:
Earnings (loss) available for common shareholders before cumulative effect of change in accounting principle	$(0.08)	$0.38	$0.85
Cumulative effect of change in accounting principle	—	—	(0.02)

Earnings (loss) per common share	$(0.08)	$0.38	$0.83

Diluted earnings (loss) per common share:
Earnings (loss) before cumulative effect of change in accounting principle	$(0.08)	$0.38	$0.78
Cumulative effect of change in accounting principle	—	—	0.02

Earnings (loss) per diluted share	$(0.08)	$0.38	$0.76

Weighted average common shares outstanding:
Basic	6,265	6,391	6,037

Diluted	6,265	6,500	6,591

See accompanying notes to financial statements.

SRI/SURGICAL EXPRESS, INC.

BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2003	2002
ASSETS

Cash and cash equivalents	$627	$537
Accounts receivable, net	10,416	10,289
Inventories, net	6,030	6,977
Prepaid expenses and other assets	2,676	2,953
Reusable surgical products, net	22,035	25,642
Property, plant and equipment, net	38,539	40,264
Goodwill, net	5,244	5,244

Total assets	$85,567	$91,906

LIABILITIES AND SHAREHOLDERS’ EQUITY

Notes payable to bank	$7,009	$15,452
Accounts payable	6,921	5,429
Employee related accrued expenses	1,149	913
Other accrued expenses	1,577	1,408
Obligation under capital lease	4,515	4,455
Bonds payable	9,700	9,700
Deferred tax liability, net	2,384	1,704

Total liabilities	33,255	39,061

Shareholders’ Equity
Preferred Stock – authorized 5,000,000 shares of $.001 par value; no shares issued and outstanding at December 31, 2003 and 2002, respectively	—	—
Common Stock-authorized 30,000,000 shares of $.001 par value; issued and outstanding 6,262,524 and 6,268,877 shares at December 31, 2003 and 2002, respectively	6	6

Additional paid-in capital	29,389	29,423
Retained earnings	22,917	23,416

Total shareholders’ equity	$52,312	$52,845

Total liabilities and shareholders’ equity	$85,567	$91,906

See accompanying notes to financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Convertible Preferred Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2000	5,641,894	$6	566,667	1	26,889	15,956	42,852

Exercise of stock options	149,116	—	—	—	1,508	—	1,508
Repurchase and retirement of common stock	(39,500)	—	—	—	(569)	—	(569)
Income tax benefit from exercise of stock options	—	—	—	—	1,113	—	1,113
Dividend on preferred stock	—	—	—	—	—	(56)	(56)
Conversion of preferred to Common stock	566,667	—	(566,667)	(1)	—	—	(1)
Net income	—	—	—	—	—	5,057	5,057

Balance at December 31, 2001	6,318,177	6	—	—	28,941	20,957	49,904

Exercise of stock options	105,100	—	—	—	1,193	—	1,193
Repurchase and retirement of common stock	(154,400)	—	—	—	(948)	—	(948)
Income tax benefit from exercise of stock options	—	—	—	—	237	—	237
Net income	—	—	—	—	—	2,459	2,459

Balance at December 31, 2002	6,268,877	6	—	—	29,423	23,416	52,845

Exercise of stock options	400	—	—	—	2	—	2
Repurchase and retirement of Common stock	(6,753)	—	—	—	(36)	—	(36)
Net loss	—	—	—	—	—	(499)	(499)

Balance at December 31, 2003	6,262,524	$6	—	—	29,389	22,917	52,312

See accompanying notes to financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(499)	$2,459	$5,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,162	3,253	3,081
Amortization of reusable surgical products	4,506	3,564	3,716
Provision for reusable surgical products’ shrinkage	2,240	1,899	1,601
Loss on disposal of property, plant and equipment	59	—	—
Deferred income taxes	680	640	182
Cumulative effect of change in accounting principle	—	—	182
Unrealized (gain) loss on derivative instruments	—	(101)	407
Change in assets and liabilities:
Accounts receivable, net	(127)	1,607	(2,071)
Inventories, net	947	(240)	(1,168)
Prepaid expenses and other assets	277	(322)	(1,250)
Accounts payable	1,492	(1,050)	3,132
Employee related and other accrued expenses	405	83	698

Net cash provided by operating activities	14,142	11,792	13,567

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,317)	(2,851)	(8,299)
Purchase of interest in SRI Realty Trust, Inc.	—	(881)	—
Purchases of reusable surgical products	(3,139)	(5,551)	(7,661)

Net cash used in investing activities	(5,456)	(9,283)	(15,960)

Cash flows from financing activities:
Net (repayment) borrowing on notes payable to bank	(8,443)	(2,160)	2,019
Payment of derivative instrument	—	(488)	—
Payments on obligation under capital lease	(119)	(107)	(108)
Net proceeds from issuance (repurchase) of common stock	(34)	245	964
Dividends paid	—	—	(76)

Net cash (used in) provided by financing activities	(8,596)	(2,510)	2,799

Increase (decrease) in cash and cash equivalents	90	(1)	406
Cash and cash equivalents at beginning of year	537	538	132

Cash and cash equivalents at end of year	$627	$537	$538

Supplemental cash flow information:
Cash paid for interest	$1,190	$1,048	$1,212

Cash paid (received) for income taxes	$(624)	$1,195	$2,443

Supplemental schedule of non-cash investing activities:
Assets acquired and debt assumed through purchase of interest in SRI Realty Trust, Inc.	$—	$9,700	$—

Assets acquired under capital lease	$179	$—	$4,670

Income tax benefit from exercise of stock options	$—	$208	$1,087

See accompanying notes to financial statements.

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS

SRI/Surgical Express, Inc. (“SRI” or the “Company”) provides central processing and supply chain management services to hospitals and surgery centers across the United States. The Company offers a combination of disposable surgical products and high-quality reusable products (including gowns, towels, drapes, and basins), out-sourced instrument processing services and a comprehensive case cart management system. At ten regional facilities, the Company collects, sorts, cleans, inspects, packages, sterilizes and delivers its reusable products on a just-in-time basis. The Company operates in a single industry segment.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. The financial statements reflect the Company’s year-end as of December 31 for presentation purposes. There were 52 weeks included for the years ended December 31, 2003, 2002, and 2001.

Basis of Presentation

In December 2002, the Company acquired 100% of the interests in SRI Realty Trust, Inc. (“Realty Trust”) from an unrelated third party for approximately $881,000. At December 31, 2002, the financial statements included the accounts of the Company and Realty Trust. In 2003, Realty Trust was dissolved as a legal entity and its net assets were transferred to the Company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Accounts Receivable, Net

The Company has accounts receivable from hospitals and surgery centers. The Company does not believe that there are substantial credit risks associated with those receivables. The Company does not require any form of collateral from the hospitals and surgery centers. The allowance for doubtful accounts as of December 31, 2003 and 2002 was approximately $125,000 and $101,000, respectively. The Company’s write-offs for uncollectable accounts are insignificant to its results of operations. The Company does not customarily charge interest on accounts receivable.

Concentration of Credit Risk

For the years ended December 31, 2003, 2002, and 2001, revenues from three hospital groups (Novation, Premier Inc. and HPG) collectively accounted for approximately 59%, 59%, and 60% of the Company’s revenues, respectively. No single hospital or surgery center accounted for more than 8.0% of the Company’s revenues for the years ended December 31, 2003, 2002, and 2001, respectively.

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Inventories, Net

Inventories, consisting principally of consumables, supplies, and disposable surgical products, are valued at the lower of cost or market, with cost being determined on the first-in, first-out method. As of December 31, 2003 and 2002, inventory consists of the following:

	December 31,
	2003	2002
Raw materials	$2,812,150	$3,453,313
Work in progress	150,917	81,211
Finished goods	3,322,289	3,652,355

	6,285,356	7,186,879
Inventory reserve	(255,053)	(210,299)

	$6,030,303	$6,976,580

Reusable Surgical Products, Net

Reusable surgical products are stated at cost. Amortization is computed on a basis similar to the units of production method. Estimated useful lives are based on the estimated total number of available uses for each product. The expected total available usage for its products using the three principal fabrics (accounting for 85% of its products) is 75, 100, and 125 uses based on several factors. Accumulated amortization as of December 31, 2003 and 2002 was approximately $13.3 million and $13.8 million, respectively.

As of December 31, 2003 and 2002, the Company had reserves for shrinkage, obsolescence and scrap of approximately $882,000 and $1.0 million, respectively.

Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost. Depreciation and amortization are computed by the straight-line method with a half-year convention over the estimated useful lives of the assets, or for leasehold improvements for the term of the related leases.

Goodwill, Net

Goodwill of approximately $5.2 million arising from acquisitions, net of approximately $774,000 of accumulated amortization, is stated at cost. Prior to January 1, 2002, goodwill had been amortized on a straight-line basis over periods ranging from twenty to thirty years.

The Company accounts for its goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under this standard, the Company is required to perform a goodwill impairment test at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. The Company completed the annual impairment test utilizing a qualified independent appraiser during the fourth quarter of fiscal 2003 and determined that no impairment existed. Recoverability of goodwill is measured by comparing the carrying amount to the fair market value, based on projected undiscounted cash flows. If the carrying amount exceeds the fair value, goodwill is considered impaired and a second test using discounted cash flows is performed to measure the amount of impairment loss, if any. The Company has not recognized any impairment of its goodwill for any of the years presented. Goodwill is no longer amortized, but must be written down when impaired.

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table presents the impact on net income and earnings per share had the standard been in effect for the year ended December 31, 2001 (in thousands):

Year Ended December 31, 2001
Net income, as reported	$5,057
Goodwill amortization, net of taxes	136

Adjusted net income	$5,193

Net income available for common shareholders as reported	$5,001
Goodwill amortization, net of taxes	136

Adjusted net income available for common shareholders	$5,137

Earnings per common share, basic as reported	$0.83
Effect of goodwill amortization, net of taxes	0.02

Adjusted earnings per common share, basic	$0.85

Earnings per common share, diluted as reported	$0.76
Effect of goodwill amortization, net of taxes	0.02

Adjusted earnings per common share, diluted	$0.78

Revenue Recognition

Revenues are recognized as the agreed upon products and services are delivered, generally daily. A packing slip and a randomly generated delivery confirmation signed and dated by our customer evidence delivery of product. The Company’s contractual relationships with its customers are primarily evidenced by purchase orders or service agreements with terms varying from one to five years, which are generally cancelable by either party.

The Company owns substantially all of the reusable surgical products provided to customers. A third party provides the reusable surgical instruments that are included in the comprehensive surgical procedure-based delivery and retrieval service and receives a fee from SRI. In accordance with Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company has concluded that it is acting as a principal in this arrangement and has reported the revenue gross for the comprehensive surgical procedure-based delivery and retrieval service. The third party agent fee charged to the Company is included in cost of revenues in the statements of operations.

Advertising

Costs associated with advertising are charged to expense as incurred. During the fiscal years ended December 31, 2003, 2002 and 2001, advertising costs of approximately $210,000, $11,000 and $3,000, respectively, were charged to selling and administrative expenses in the Company’s statements of operations.

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

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in operations in the period that includes the enactment date of the rate change.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents approximate fair value because of their short-term nature. The fair value of notes payable to bank and bonds payable approximate the carrying amount as the interest rates are based on market interest rates.

Derivative Instruments

In connection with certain operating leases entered into by the Company (see Notes E and F), certain interest rate swaps were entered into in May and June 1999. The interest rate swaps had a fair market value of $589,000 at December 31, 2001. The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, on January 1, 2001 by recognizing a cumulative effect of a change in accounting principle of a loss of $113,000, which is net of tax of $69,000. The Company recognized an unrealized loss of $407,000 in 2001 and an unrealized gain of $101,000 in 2002, prior to the termination of the interest rate swaps in April 2002.

The Company does not have any derivative instruments as of December 31, 2003 or 2002.

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

Exit or Disposal Activities

During the second quarter of 2003, the Company closed its Boston service center when service was terminated to the Company’s sole customer in that market. The Company recognized exit costs totaling approximately $104,000 related to employee termination costs, contract termination costs, and inventory obsolescence to close this service center. Approximately eight production employees worked through the completion of the consolidation and received severance and benefits. The Company subleased the building to an unrelated third party for the remainder of the lease term.

During the third and fourth quarters of 2003, the Company consolidated the operations of its Detroit facility into its Cincinnati facility. The Detroit facility was converted into a service center that distributes products to customers in that market. The Company recognized exit costs totaling approximately $92,000 for employee severance and benefit costs and equipment impairment during 2003 in this consolidation. Approximately 45 production employees worked through the completion of the consolidation and received severance and benefits.

Stock-based compensation

The Company accounts for stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In 1995, the Financial

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Recently issued accounting standards

Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143) relates to the accounting for obligations associated with the retirement of tangible long-lived assets, including leased properties. The Company adopted SFAS 143 effective January 1, 2003. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-lived Assets (SFAS 144) establishes methods of accounting and reporting for the impairment of long-lived assets other than goodwill and intangible assets not being amortized. The Company adopted SFAS 144 effective January 1, 2002. SFAS 144 distinguishes between long-lived assets to be held and used, long-lived assets to be disposed of by sale and long-lived assets to be disposed of other than by sale. Historically, and as of the date of adoption, all of the Company’s assets were classified as assets to be held and used. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146) relates to the accounting and reporting for costs associated with exit or disposal activities, including those undertaken in the course of a restructuring. Specifically, SFAS 146 requires that a liability for such costs be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that fair value should be used for the initial measurement of liabilities recorded in association with exit or disposal activities. The Company adopted SFAS 146 effective January 1, 2003. The adoption of SFAS 146 impacted the timing of the recognition of the costs and liabilities resulting from the disposal and exits plans initiated in 2003. See “Exit or Disposal Activities”.

Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123 (SFAS 148) amends SFAS 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more frequent disclosures in the financial statements regarding the effects of stock-based compensation. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002, including certain amendments to required disclosures related to stock-based compensation included in condensed financial statements for interim periods beginning after December 15, 2002. The Company adopted SFAS 148 in the first quarter of fiscal 2003. The Company does not plan to change to the fair value based method of accounting for stock-based compensation in the foreseeable future; therefore this standard will not have a material impact on the Company’s financial position, results of operations or cash flows.

FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45) elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. The Interpretation also requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure requirements of FIN 45 were effective for interim or annual periods ending after December 15, 2002. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this interpretation did not have a material impact on the Company’s financial position, results of operations or cash flows.

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

FASB Interpretation 46, Consolidation of Variable Interest Entities (FIN 46) requires a variable interest entity to be consolidated by the company that has a majority of the exposure to expected losses of the variable interest entity. The Interpretation was effective for variable interest entities created after January 31, 2003. The adoption of this interpretation did not have a material impact on the Company’s financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150) establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that certain freestanding financial instruments be classified as liabilities, including mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets and certain obligations to issue a variable number of shares. SFAS 150 was effective for financial instruments entered into or modified subsequent to May 31, 2003. In October 2003, the FASB deferred for an indefinite period the application of SFAS 150 until it could consider some of the resulting measurement and recognition implementation issues. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

Comprehensive Income

The Company accounts for all components of comprehensive income under the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), which requires that total comprehensive income and comprehensive earnings per share be disclosed with prominence equal to that of net income and earnings per share. Comprehensive income is defined as changes in stockholders’ equity exclusive of transactions with owners such as capital contributions and dividends and specifically excluded items such as deferred compensation. The Company did not have any items of other comprehensive income on which to report in any of the years presented.

Reclassifications

Certain 2002 employee salaries, benefits and related expenses have been reclassified from cost of revenues into selling and administrative expenses in order to conform to the 2003 presentation.

NOTE C—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Useful Lives In Years	December 31,
		2003	2002
Land	—	$702,026	$702,026
Buildings and improvements	20-40	15,918,375	15,512,178
Leasehold improvements	2-18	8,620,788	8,569,401
Machinery and equipment	3-12	22,264,233	20,688,343
Office furniture, equipment and computers	1.5-10	7,430,929	7,212,772

		54,936,351	52,684,720
Less: Accumulated depreciation and amortization		16,397,642	12,421,000

		$38,538,709	$40,263,720

For the years ended December 31, 2003, 2002 and 2001, depreciation and amortization expense was approximately $4.2 million, $3.3 million, and $2.9 million, respectively.

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE D—NOTES PAYABLE TO BANK

On June 26, 2003, the Company renewed and amended its existing revolving credit with Wachovia Bank and SouthTrust Bank. Based on anticipated future needs, the Company elected to decrease the facility amount from $45.0 million to $30.0 million. The Company’s outstanding balances under the revolving credit facility were approximately $7.0 million and $15.5 million on December 31, 2003, and December 31, 2002, respectively.

The credit facility is secured by substantially all of the Company’s assets and has a scheduled maturity date of June 30, 2006. The facility’s interest rate varies between 200 and 350 basis points over LIBOR (3.76% as of December 31, 2003), depending on the Company’s consolidated leverage ratio. The credit facility requires the Company to maintain (a) tangible net worth of not less than $45.0 million plus 75% of cumulative net income for each fiscal quarter beginning with the fiscal quarter ended June 30, 2003; (b) a consolidated leverage ratio of not more than 2.5 to 1.0 measured as of the end of each fiscal quarter for the four fiscal quarters then ended; and (c) a funds flow coverage ratio of not less than 2.5 to 1.0 measured at the end of each fiscal quarter. The credit facility restricts the Company from paying dividends, incurring additional indebtedness, encumbering its assets, and entering into merger, consolidation or liquidation transactions representing greater than 10.0% of consolidated assets. The Company complied with all requirements of the credit facility as of December 31, 2003.

As of December 31, 2003, the Company had an additional amount of approximately $6.0 to 7.0 million available under its revolving credit facility. The amount available under the revolving credit facility is limited by the consolidated leverage ratio of not more than 2.5 to 1.0 as of the end of each fiscal quarter.

The credit facility allows the Company to repurchase its stock through open market purchases at prevailing market prices. During 2003, the Company repurchased 6,753 shares of its common stock, at an aggregate cost of approximately $36,000. During 2002, the Company repurchased 154,400 shares of its common stock, at an aggregate cost of approximately $948,000. During 2001, the Company repurchased 39,500 shares of its common stock, at an aggregate cost of approximately $569,000.

For the years ended December 31, 2003, 2002, and 2001, interest expense was approximately $1.1 million, $1.0 million, and $1.4 million, respectively. Interest expense in 2003, 2002, and 2001 included approximately $355,000, $352,000, and $247,000, respectively, of interest related to a capital lease.

NOTE E—OPERATING LEASES

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

Future minimum lease payments as of December 31, 2003 are as follows:

Year ending December 31
2004	$3,201,000
2005	2,996,000
2006	2,741,000
2007	2,097,000
2008	1,404,000
Thereafter	3,259,000

Total	$15,698,000

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Rental expense for the years ended December 31, 2003, 2002 and 2001 totaled approximately $4.3 million, $4.6 million, and $4.4 million (including contingent rentals of approximately $278,000, $296,000, and $287,000), respectively.

NOTE F—BONDS PAYABLE

Since their initial construction in 1999, the Company had leased two of its processing facilities through a form of off-balance sheet financing in which a third party (Realty Trust) purchased the properties and leased the assets to the Company as lessee.

In December 2002, the Company acquired 100 percent of the interest in Realty Trust, thereby eliminating the operating lease treatment and the off-balance sheet financing. When that transaction was consummated, SRI consolidated the accounts of Realty Trust which included approximately $10.6 million in processing facilities’ property, plant and equipment, and $9.7 million in liabilities, primarily related to the bonds that financed the processing facilities.

In 2003, the Company became the 100% owner of the assets and liabilities related to these processing facilities when SRI Realty Trust was dissolved as a legal entity.

The Company finances these facilities through letters of credits issued by Wachovia Bank. Interest expense adjusts based on rates that approximate LIBOR (1.26% at December 31, 2003). Starting in 2004, the Company will begin amortizing the bonds through quarterly payments of $165,000. Balloon principal payments of $3.1 million on the bonds are due in 2014. The Bonds are collateralized by the two processing facilities.

In 2003, the Company recorded depreciation expense and interest expense of approximately $640,000 and $126,000, respectively, related to the bonds and letter of credit financing, which replaced the lease expense under the operating lease which was recorded in the statement of operations in 2002 and 2001.

As of December 31, 2003, the Company has no off-balance sheet financing.

Bond maturities as of December 31, 2003 for the next five years are as follows:

Year ending December 31
2004	$660,000
2005	660,000
2006	660,000
2007	660,000
2008	660,000
Thereafter	6,400,000

Total	$9,700,000

NOTE G—COMMITMENTS AND CONTINGENCIES

Capital Lease

The Company accounts for the lease of its Tampa, Florida corporate office as a capital lease. The term of the lease is 20 years commencing March 24, 2001. As of December 31, 2003 and 2002, the Company had approximately $5.6 million and $6.0 million respectively (net of accumulated depreciation of approximately

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

$803,000 and $468,000 as of December 31, 2003, and 2002, respectively) of buildings and leasehold improvements related to the corporate office. The building and improvements are included in property, plant and equipment (see Note C). The related liability of $4.5 million is recorded in obligation under capital lease in the balance sheets.

Future minimum lease payments related to this capital lease as of December 31, 2003 are as follows:

Year ending December 31
2004	$478,200
2005	478,200
2006	478,200
2007	478,200
2008	478,200
Thereafter	5,817,500

Total	8,208,500
Less: amount representing interest	(3,693,800)

Obligation under capital lease	$4,514,700

The annual lease amount is adjusted every other year by a factor of 4.04% to 8.16% depending on the consumer price index. The Company has the option to purchase the building at fair value at any time prior to March, 2006.

Contractual Obligations

We offer instruments pursuant to our Joint Marketing Agreement with Aesculap, Inc. Under the terms of this agreement, Aesculap furnishes and repairs all of the surgical instruments that we deliver to customers and receives an agreed upon fee for each procedure. The Company also has a procurement agreement with Standard Textile under which the Company agrees to purchase 90% of its reusable surgical products from Standard Textile through August 2008.

The Company’s management believes that Aesculap and Standard Textile’s prices are and will be comparable to prices available from other vendors. Standard Textile’s President and Chief Executive Officer was a director of the Company from August 1998 until May 2001. If Aesculap or Standard Textile were unable to perform under these procurement agreements, the Company would need to obtain alternate sources for its reusable surgical products.

The Company is not bound to purchase any minimum quantity of products under these agreements, however, the Company expects to make payments under them to fulfill its requirements. The Company estimates that its payments under these agreements will be between $15.0 and $17.0 million in 2004. Amounts in subsequent years will be comparable, adjusted by changes in the Company’s customer demand, amortization rates, product prices, and other variables affecting its business. During 2003, 2002, and 2001 the Company purchased products in the amounts of $2.4 million, $4.7 million, and $5.5 million, respectively, from Standard Textile. During 2003, 2002, and 2001 the Company incurred fees of $5.5 million, $3.1 million, and $2.0 million, respectively, to Aesculap for instrument usage.

Management Incentive Plan

The Company has a Management Incentive Plan, the incentives of which are based on various performance factors and are adjusted to reflect the Company’s overall performance as determined by the Board of Directors.

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Payment of the cash incentives is made at the middle of the third month after the end of the incentive year. The participant must still be an employee of the Company at that time. Approximately $195,000, $160,000, and $193,000 of incentives were recognized during the years ended December 31, 2003, 2002, and 2001, respectively.

Management Employment Agreements

The Company has an employment agreement with one executive that provides for payment of one year’s base salary and a pro-rated bonus as severance if the executive is involuntarily terminated by the Company. The executive is prohibited from competing with the Company during the two-year period following termination of his employment.

The Company has an employment agreement with another executive that provides for him to receive a severance compensation benefit equal to (a) his annual salary for 180 days for an involuntary termination before a “change in control” and, (b) two times his annual cash compensation (payable in a lump sum) and a pro-rated bonus for an involuntary or constructive termination of employment following a “change of control.”

NOTE H—INCOME TAX

The provisions for income taxes for the years ended December 31 were as follows:

	2003	2002	2001
Current	$(541,000)	$834,000	$2,921,000
Deferred	680,000	640,000	182,000

Total	$139,000	$1,474,000	$3,103,000

Reconciliation of the federal statutory income tax rate of 34.0% to the effective income tax rate for the years ended December 31 were as follows:

	2003	2002	2001
Federal statutory income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal	2.6	3.7	3.9
Non-deductible items	(7.9)	4.5	1.1
Benefit of state tax credits	38.9	(6.7)	(3.2)
Valuation allowance	(105.2)	—	—
Other, net	(1.0)	2.0	1.7

	(38.6)%	37.5%	37.5%

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
	2003	2002
Deferred tax assets:
Inventory	$524,000	$500,000
Accounts receivable	47,000	38,000
Accrued expenses	276,000	204,000
State tax credits	666,000	527,000
Derivative items	37,000	—
Other	94,000	28,000

	1,644,000	1,297,000
Valuation allowance	(379,000)	—

	1,265,000	1,297,000

Deferred tax liabilities:
Depreciation	(3,390,000)	(2,615,000)
Software development costs	(211,000)	(351,000)
Other	(48,000)	(35,000)

	(3,649,000)	(3,001,000)

Net deferred income tax liability	$(2,384,000)	$(1,704,000)

At December 31, 2003, the Company has a federal alternative minimum tax (“AMT”) credit carry-forward of approximately $100,000 and state tax credit carry-forward of approximately $549,000. The AMT credit carry-forward has no expiration. Approximately $49,000 of the state tax credit carry-forward has a 15-year carry-forward limitation, which begin expiring in 2012. The remaining state tax credit carry-forward amounts have no expiration period.

SFAS 109 requires a valuation allowance to reduce reported deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, an allowance of $379,000 has been established at December 31, 2003 to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in valuation allowance for 2003 is $379,000, which is attributable to the limited ability of the Company to utilize its state tax credit carry-forward.

NOTE I—SHAREHOLDERS’ EQUITY

Common Stock

Subject to preferences which might be applicable to the Company’s outstanding Preferred Stock, the holders of the Common Stock are entitled to receive dividends when, as, and if declared from time to time by the Board of Directors out of funds legally available. The Company’s revolving credit facility restricts the Company from paying dividends (see Note D). In the event of liquidation, dissolution, or winding-up of the Company, holders of the Common Stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of any Preferred Stock then outstanding. The Common Stock has no preemptive or conversion rights and is not subject to call or assessment by the Company. There are no redemption or sinking fund provisions applicable to the Common Stock.

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

NOTE J—STOCK OPTIONS

The Company maintains three stock option plans, the 1995 Stock Option Plan, the 1996 Non-Employee Director Plan, and the 1998 Stock Option Plan.

The 1995 Stock Option Plan

The 1995 Stock Option Plan was designed to provide employees with incentive or non-qualified options to purchase up to 700,000 shares of Common Stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement or termination of employment. As of December 31, 2003 and 2002, options to purchase 392,500 and 436,400 shares, respectively, were outstanding, and 62,300 and 18,400 options, respectively, were available to be granted under this Plan.

The 1998 Stock Option Plan

As amended on May 16, 2001, the 1998 Stock Option Plan is designed to provide employees with incentive or non-qualified options to purchase up to 600,000 shares of Common Stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. As of December 31, 2003 and 2002, options to purchase 430,300 and 393,584 shares, respectively, were outstanding, and 152,284 and 189,400 options, respectively, were available to be granted under this Plan.

The Non-Employee Plan

As amended on May 16, 2001, the Non-Employee Plan is designed to provide for the grant of non-qualified stock options to purchase up to 200,000 shares of Common Stock to members of the Board of Directors who are not employees of the Company. At the completion of its initial public offering, each non-employee director was granted options to purchase 4,000 shares of Common Stock for each full remaining year of the director’s term. Thereafter, on the date on which a new non-employee director is first elected or appointed, he or she is

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

automatically granted options to purchase 4,000 shares of Common Stock for each year of his or her initial term, and will be granted options to purchase 4,000 shares of Common Stock for each year of any subsequent term to which he or she is elected. All options become exercisable ratably over the director’s term and have an exercise price equal to the fair market value of the Common Stock on the date of grant. As of December 31, 2003 and 2002, options to purchase 141,500 and 129,500 shares, respectively, were outstanding, and 58,500 and 70,500 options, respectively, were available to be granted under this Plan.

Other Stock Options

In October 1995, 66,000 non-qualified stock options were granted to a former officer and former director of the Company. The options are fully vested, have an exercise price of $4.43 per share, and expire in October 2005.

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

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company’s net income (loss) and earnings (loss) per share would be reduced to the pro forma amounts indicated below:

		Years ended December 31,
		2003	2002	2001
Earnings (loss) before cumulative effect of change in accounting principle	As reported	$(499)	$2,459	$5,170
Compensation expense, net of tax	Pro forma	(763)	(837)	(673)

	Pro forma	$(1,262)	$1,622	$4,497

Basic earnings (loss) per share available for common shareholders before cumulative effect of change in accounting principle	As reported	$(0.08)	$0.38	$0.85
Compensation expense, net of tax	Pro forma	(0.12)	(0.13)	(0.11)

	Pro forma	$(0.20)	$0.25	$0.74

Diluted earnings (loss) per share before cumulative effect of change in accounting principle	As reported	$(0.08)	$0.38	$0.78
Compensation expense, net of tax	Pro forma	(0.12)	(.13)	(0.10)

	Pro forma	$(0.20)	$0.25	$0.68

The fair value of each option grant is estimated on the date of grant using the Binomial options-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 2003, 2002 and 2001, respectively, no dividend yield for all years, expected volatility of 74%, 74% and 85%; risk-free interest rates of 3.9%, 4.3%, and 6.8%, and expected lives of 4.1, 4.8, and 4.6 years. The weighted average fair value of options granted during the years ended December 31, 2003, 2002 and 2001 were $5.86, $6.33, and $13.40, respectively.

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s fixed stock option plan as of December 31, 2003, 2002 and 2001 and changes during the years ended on those dates is presented below:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2000	991,600	$10.97
Granted	82,500	$19.23
Exercised	(149,116)	$10.12
Forfeited	(38,100)	$8.01

Outstanding as of December 31, 2001	886,884	$12.01
Granted	303,000	$10.18
Exercised	(105,100)	$11.35
Forfeited	(59,300)	$12.42

Outstanding as of December 31, 2002	1,025,484	$11.51
Granted	172,500	$5.86
Exercised	(400)	$5.75
Forfeited	(167,284)	$14.57

Outstanding as of December 31, 2003	1,030,300	$10.07

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2003:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
All Outstanding Options
$4.43 – 5.85	226,900	5.4	$5.20
$5.86 – 9.50	398,100	7.2	7.14
$9.51 – 17.50	303,800	6.1	14.26
$17.51 – 25.00	89,500	4.9	18.38
$25.01 – 32.00	12,000	7.4	31.78

	1,030,300		$10.07

Exercisable Options
$4.43 – 5.85	133,000		$5.11
$5.86 – 9.50	154,800		8.40
$9.51 – 17.50	190,001		14.65
$17.51 – 25.00	75,700		18.19
$25.01 – 32.00	8,000		31.78

	561,501		$11.39

At December 31, 2002 and 2001, exercisable options totaled 539,798 and 521,784 at weighted average exercise prices of $11.99 and $11.54, respectively.

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE K—EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Years ended December 31,
	2003	2002	2001
Basic
Numerator:
Income (loss) before cumulative effect of change in accounting principle	$(498,964)	$2,458,518	$5,170,153
Less effect of dividends of preferred stock	—	—	(56,604)

Earnings (loss) available for common shareholder before cumulative effect of change in accounting principle	$(498,964)	$2,458,518	$5,113,549

Denominator:
Weighted average shares outstanding	6,264,936	6,390,661	6,037,116

Earnings (loss) per common share before cumulative effect of change in accounting principle – basic	$(0.08)	$0.38	$0.85

Diluted
Numerator:
Earnings (loss) before cumulative effect of change in accounting principle	$(498,964)	$2,458,518	$5,170,153

Denominator:
Weighted average shares outstanding	6,264,936	6,390,661	6,037,116
Effect of dilutive securities:
Employee stock options	—	109,683	398,776
Convertible preferred stock	—	—	155,251

	6,264,936	6,500,344	6,591,143

Earnings (loss) per common share before cumulative effect of change in accounting principle - diluted	$(0.08)	$0.38	$0.78

Options to purchase 715,900, 512,000 and 12,000 shares of common stock were not included for all or a portion of the years ended December 31, 2003, 2002 and 2001 computation of diluted net earnings (loss) per common share, respectively, as the options’ exercise prices were greater than the average market price of the common shares and therefore the effect would be anti-dilutive. The dilutive effect of 314,400 options for the year ended December 31, 2003, with an exercise price less than the average market price of the common shares were not included because the effect would be anti-dilutive due to the Company’s net loss for the year.

NOTE L—SRI 401(k) PLAN

The Company sponsors the SRI/Surgical Express, Inc. 401(k) Plan (the “Plan”), a defined contribution plan established under Section 401(k) of the U.S. Internal Revenue Code. Employees are eligible to contribute voluntarily to the Plan after six months of continued service, satisfying 1,000 hours of service, and attaining age 21. At its discretion, the Company may contribute 50% of the first 4% of the employee’s contribution. The Plan allows for employee elective contributions up to an amount equivalent to 15% of salary. Employees are always vested in their contributed balance and vest ratably in the Company’s contribution over three years. During 2003,

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

the Company increased its discretionary contribution from 25% of the first 4% of employee’s contributions to 50% of the first 4% of employee’s contributions. For the years ended December 31, 2003, 2002, and 2001, the Company’s expense related to the Plan was approximately $251,000, $105,000, and $106,000, respectively.

NOTE M—RELATED PARTY TRANSACTIONS

During the years ended December 31, 2003, 2002 and 2001, the Company paid approximately $17,000, $39,000, and $187,000, respectively, to a company to design and supply the components for water reclamation systems for Company facilities. A director and shareholder of the Company owns the business providing these services.

During the years ended December 31, 2003, 2002, and 2001, the Company paid approximately $118,000, $228,000, and $153,000, respectively, to a law firm. A member of the law firm was a shareholder of the Company when these services were rendered.

During the years ended December 31, 2003 and 2002, the Company paid approximately $18,000 and $51,000, respectively, to a company for the purchase of web-site design and graphic services. This company is owned and managed by a former employee and son of the former Chief Executive Officer of the Company.

NOTE N—LEGAL PROCEEDINGS

SEC Investigation. In July 2003, the Securities and Exchange Commission approved a settlement with respect to the Commission’s investigation of the Company. The settlement focused primarily on the Company’s accounting for transactions underlying a restatement of the financial results for the third quarter of 2001.

In the settlement, without admitting or denying the Commission’s findings, the Company and two of its former officers, consented to an administrative cease and desist order regarding books and records, internal controls, and reporting provisions of the Securities Exchange Act of 1934. The Commission did not assess any penalties or other monetary fines or make any finding of fraud by the Company or the former officers. The two former officers retired from their position in December 2002 and they each remain directors of the Company. The settlement did not require any further restatement of the Company’s financial results for any period. The Commission’s order notes the Company’s full cooperation with the investigation.

Separately, the Commission approved a settlement with another former officer who left the Company in March 2002. Without admitting or denying the allegations, the former officer consented to a judgment permanently enjoining him from future violations of Sections 10(b) and the books and records, internal controls, and reporting provisions of the Securities Exchange Act of 1934. The judgment imposed a $50,000 civil penalty against the former officer.

Class Action Litigation. In November 2003, the Company received court approval for the settlement and release of claims against the Company and certain former officers that were assessed in a Consolidated Amended Class Action Complaint filed on June 4, 2002, in the United States District Court for the Middle District of Florida. This litigation consolidated substantially similar shareholders’ lawsuits filed against the Company and certain of its former officers beginning on November 30, 2001, following its restatement of the financial results for the 2001 third quarter. The total settlement amount was $1,900,000, all of which was covered by insurance.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

SRI/SURGICAL EXPRESS, INC.

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Balance at end of Period
Allowance for doubtful accounts:

Year ended December 31, 2001	$106,000	$24,000	$2,000	$132,000
Year ended December 31, 2002	$132,000	$44,000	$(75,000)	$101,000
Year ended December 31, 2003	$101,000	$97,000	$(73,000)	$125,000

Reserve for shrinkage, obsolescence, and scrap: reusable surgical products

Year ended December 31, 2001	$1,188,000	$1,601,000	$(1,625,000)	$1,164,000
Year ended December 31, 2002	$1,164,000	$1,899,000	$(2,017,000)	$1,046,000
Year ended December 31, 2003	$1,046,000	$2,240,000	$(2,404,000)	$882,000

Reserve for shrinkage and obsolescence: disposable products

Year ended December 31, 2001	$284,000	$(5,000)	$(79,000)	$200,000
Year ended December 31, 2002	$200,000	$66,000	$(56,000)	$210,000
Year ended December 31, 2003	$210,000	$78,000	$(33,000)	$255,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Any system of disclosure controls and internal controls, even if well-conceived, is inherently limited in detecting and preventing all errors and fraud and provides reasonable, not absolute, assurance that its objectives are met. Further, the design of a control system must reflect resource constraints, and we must consider benefits of controls relative to their costs. Inherent limitations include the potential for faulty judgments in decision-making, breakdowns because of simple errors or mistakes, and circumvention of controls by individual acts, collusion of two or more people, or management override of the controls.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item concerning our executive officers and directors is incorporated by reference to the information set forth under the captions “Proposal No. 1: Election of Directors” and “Other Information” in our Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2003.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information set forth under the caption “Executive Officer Compensation” in our Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the information set forth under the caption “Other Information” in our Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2003.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the information set forth under the caption “Certain Relationships” in our Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2003.

Item 14. Principal Accounting Fees and Services

The information regarding this item is incorporated by reference to the information set forth under the captions “Ratification of Appointment of Independent Auditors—Principal Accounting Fees and Services” in our Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2003.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	The following Financial Statements of the Registrant are included in Part II, Item 8, Page 16

		Report of Independent Certified Public Accountants	19
		Statements of Operations for Years Ended December 31, 2003, 2002 and 2001	20
		Balance Sheets at December 31, 2003 and 2002	21
		Statements of Shareholders’ Equity for Years Ended December 31, 2003, 2002 and 2001	22
		Statements of Cash Flow for Years Ended December 31, 2003, 2002 and 2001	23
		Notes to Financial Statements	24

	2	Financial Statement Schedules of the Registrant: See (d) below.

(b)		Reports on Form 8-K:

		On October 27, 2003, we filed a report on Form 8-K for our press release announcing our results of operations for the quarter ended September 30, 2003.

		On October 28, 2003, we filed a report on Form 8-K/A, correcting the October 27, 2003 press release.

(c)		Exhibits: See Exhibit Index

(d)		Financial Statements Schedule: The valuation and qualifying accounts schedule is provided and all other financial statement schedules are omitted because of the absence of conditions requiring them.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1(1)	Restated Articles of Incorporation of the Company.

3.2(1)	Bylaws of the Company.

3.3(5)	First Amendment to Restated Articles of Incorporation dated as of August 31, 1998, of the Company (for Series A Preferred Stock).

4.1(1)	Specimen certificate for Common Stock of the Company.

4.2(7)	Trust Indenture dated as of February 1, 1999, between First Union National Bank and the Industrial Development Board of Hamilton County, Tennessee.

4.3(8)	Trust Indenture dated as of June 1, 1999, between First Union National Bank and First Security Bank, National Association.

10.1(1)	1995 Stock Option Plan, as amended, of the Company.

10.2(1)	Form of Stock Option Agreement between the Company and participants under the 1995 Stock Option Plan.

10.3(1)	Form of Indemnity Agreement between the Company and each of its executive officers.

10.4(1)	Lease Agreement dated August 16, 1991, between Coastal 2920 Corporation and Amsco SRI/Surgical Express, Inc., as amended and assigned to the Company.

10.5(1)	Lease dated August 28, 1992, among Winchester Homes, Inc. and Weyerhaeuser Real Estate Company and Amsco SRI/Surgical Express, Inc., as assigned to the Company.

10.6(1)	Texas Industrial Net Lease dated March 19, 1992, between the Trustees of the Estate of James Campbell, Deceased, and Amsco SRI/Surgical Express, Inc., as assigned to the Company.

10.7(1)	Lease dated March 30, 1992, between Walter D’Aloisio and Amsco SRI/Surgical Express, Inc., as assigned to the Company.

10.8(1)	Standard Industrial Lease—Multi-Tenant (American Industrial Real Estate Association) dated February 24, 1992, between Borstein Enterprises and Amsco SRI/Surgical Express, Inc., as assigned to the Company.

10.9(1)	Carolina Central Industrial Center Lease dated April 22, 1992, between Industrial Development Associates and Amsco SRI/Surgical Express, Inc., as assigned to the Company.

10.10(1)	Lease Agreement dated September 2, 1993, between Price Pioneer Company, Ltd., and Amsco SRI/Surgical Express, Inc., as assigned to the Company.

10.11(1)	Service Center Lease dated December 4, 1991, between QP One Corporation and Amsco SRI/Surgical Express, Inc., as assigned to the Company.

10.12(1)	Stock Option Agreement dated as of October 18, 1996, between Bertram T. Martin, Jr. and the Company.

10.13(2)	Stock Option Agreement dated as of May 2, 1996, between James M. Emanuel and the Company.

10.14(1)	1996 Non-Employee Director Stock Option Plan of the Company.

10.15(3)	Amendments No. 2 and 3 to the 1995 Stock Option Plan of the Company.

10.16(4)	Stock Option Agreement dated November 21, 1997, between Bertram T. Martin, Jr. and the Company.

10.17(4)	Corporate Service Agreement dated October 21, 1997, between Standard Textile Co., Inc. and the Company.

Exhibit Number	Exhibit Description
10.18(4)	1998 Stock Option Plan of the Company.

10.19(6)	Procurement Agreement dated August 31, 1998, between the Company and Standard Textile Co., Inc.

10.20(7)	Security Agreement dated as of February 1, 1999, between the Company and First Union National Bank (Revolving Line of Credit).

10.21(7)	Participation Agreement dated as of February 1, 1999, among the Company, First Union National Bank, and First Security Bank, National Association (lease facility).

10.22(7)	Credit Agreement dated as of February 1, 1999, between First Security Bank, National Association and First Union National Bank (lease facility).

10.23(7)	Lease Agreement dated as of February 1, 1999, between the Company and First Security Bank, National Association.

10.24(8)	Lease Agreement dated as of June 15, 1999, between the Company and ProLogis Limited Partnership IV.

10.25(9)	Lease Agreement dated as of June 10, 1999, between the Company and Riggs & Company, a division of Riggs Bank, N.A., as Trustee of the Multi-Employer Property Trust, a trust organized under 12 C.F.R. Section 9.18.

10.26(9)	Lease Agreement dated as of March 22, 1999, between the Company and Aldo Abate (lease facility)

10.27(10)	Syndication Amendment and Assignment dated as of June 27, 2000, among the Company, First Union National Bank, and SouthTrust Bank, N.A.

10.28(10)	First Amendment to Pledge Agreement and Security Agreement dated as of June 27, 2000, between the Company and First Union National Bank.

10.29(11)	Lease Agreement dated as of February 25, 2000, between the Company and Coastal Hillsborough Partners, L.L.P.; Confirmation of Lease Commencement dated as of March 24, 2001, between the Company and Coastal Hillsborough Partners, L.L.P.

10.30(12)	Purchasing Agreement dated as of May 1, 2001, between the Company and HealthTrust Purchasing Group, L.P.

10.31(13)	Form of stock option agreement between the Company and outside directors.

10.32(14)	Employment Agreement dated as of December 1, 2002, between the Company and Joseph A. Largey

10.33(14)	Non Employee Directors’ Compensation Plan dated as of October 22, 2002

10.34(15)	Joint Marketing Agreement dated as of March 1, 2003 between the Company and Aesculap, Inc.

10.35(16)	Amended and Restated Revolving Credit Agreement with Wachovia Bank, National Association and South Trust Bank dated June 27, 2003

10.36(16)	Promissory Note dated June 27, 2003, executed by the Company in favor of Wachovia Bank, National Association

10.37(16)	Promissory Note dated June 27, 2003, executed by the Company in favor of SouthTrust Bank

10.38(17)	First Amended Employment Agreement dated as of April 1, 2002, between the Company and Charles L. Pope

10.39	Amended and Restated Credit Agreement with Wachovia Bank, National Association dated December 19, 2003

Exhibit Number	Exhibit Description
10.40	Assignment and Assumption Agreement with Wells Fargo Bank Northwest, National Association dated December 19, 2003

23.1	Consent of Ernst & Young LLP

31	Certifications by the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) of the Company under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the CEO and CFO of the Company under Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission.)

99.1	Code of Ethics of the Registrant

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996.
(2)	Incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Registrant on July 18, 1996.
(3)	Incorporated by reference to the Annual Report on Form 10-K for the 1996 year filed by the Registrant on March 24, 1997.
(4)	Incorporated by reference to the Annual Report on Form 10-K for the 1997 year filed by the Registrant on March 30, 1998.
(5)	Incorporated by reference to the Current Report on Form 8-K dated August 31, 1998, and filed by the Registrant on September 8, 1998.
(6)	Incorporated by reference to the Quarterly Report on Form 10-Q for the third quarter of 1998 filed by the Registrant on November 13, 1998.
(7)	Incorporated by reference to the Quarterly Report on Form 10-Q for the 1998 third quarter filed by the Registrant on March 23, 1999.
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q for the 1999 third quarter filed by the Registrant on November 11, 1999.
(9)	Incorporated by reference to the Annual Report on Form 10-K for the 1999 year filed by the Registrant on March 28, 2000.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q for the 2000 second quarter filed by the Registrant on August 11, 2000.
(11)	Incorporated by reference to the Quarterly Report on Form 10-Q for the 2001 first quarter filed by the Registrant on May 15, 2001.
(12)	Incorporated by reference to the Quarterly Report on Form 10-Q for the 2001 second quarter filed by the Registrant on July 26, 2001.
(13)	Incorporated by reference to the Annual Report on Form 10-K for the 2001 year filed by the Registrant on April 1, 2002.
(14)	Incorporated by reference to the Annual Report on Form 10-K for the 2002 year filed by the Registrant on March 28, 2003.
(15)	Incorporated by reference to the Quarterly Report on Form 10-Q for the 2003 first quarter filed by the Registrant on May 13, 2003.
(16)	Incorporated by reference to the Quarterly Report on Form 10-Q for the 2003 second quarter filed by the Registrant on August 11, 2003.
(17)	Incorporated by reference to the Quarterly Report on Form 10-Q for the 2003 third quarter filed by the Registrant on November 12, 2003.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

SRI/SURGICAL EXPRESS, INC.

BY:	/s/ JOSEPH A. LARGEY
Joseph A. Largey, Chief Executive Officer

Dated:  March 26, 2004

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ N. JOHN SIMMONS, JR. N. John Simmons, Jr.	Chairman and Director	March 26, 2004

/s/ JOSEPH A. LARGEY Joseph A. Largey	Chief Executive Officer and Director	March 26, 2004

/s/ CHARLES L. POPE Charles L. Pope	Chief Financial Officer	March 26, 2004

/s/ JAMES T. BOOSALES James T. Boosales	Director	March 26, 2004

/s/ JAMES M. EMANUEL James M. Emanuel	Director	March 26, 2004

/s/ LEE R. KEMBERLING Lee R. Kemberling	Director	March 26, 2004

/s/ CHARLES T. ORSATTI Charles T. Orsatti	Director	March 26, 2004

/s/ WAYNE R. PETERSON Wayne R. Peterson	Director	March 26, 2004