Form 10-Q
period 2004-03-31
SRI SURGICAL EXPRESS INC
filed 2004-05-14
CIK 1014041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2004

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

(813) 891-9550

(Registrant’s Telephone Number)

Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check whether the Registrant is an accelerated filer (as defined in Rule 12-b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Number of outstanding shares of each class of Registrant’s Common Stock as of April 30, 2004:

Common Stock, par value $.001 – 6,262,524

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues	$23,869	$21,460
Cost of revenues	17,888	15,636

Gross profit	5,981	5,824

Distribution expenses	1,622	1,535
Selling and administrative expenses	3,917	3,662

Income from operations	442	627

Interest expense, net	241	319

Income before income taxes	201	308

Income tax expense	76	116

Net income	$125	$192

Earnings per share:
Basic	$0.02	$0.03

Diluted	$0.02	$0.03

Weighted average common shares outstanding:
Basic	6,263	6,269

Diluted	6,334	6,274

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

BALANCE SHEETS

(In thousands)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS

Cash and cash equivalents	$221	$627
Accounts receivable, net	11,574	10,416
Inventories, net	6,098	6,030
Prepaid expenses and other assets, net	2,316	2,676
Reusable surgical products, net	21,086	22,035
Property, plant and equipment, net	37,586	38,539
Goodwill, net	5,244	5,244

Total assets	$84,125	$85,567

LIABILITIES AND SHAREHOLDERS’ EQUITY

Notes payable to bank	$7,276	$7,009
Accounts payable	5,740	6,921
Employee related accrued expenses	1,041	1,149
Other accrued expenses	1,229	1,577
Obligation under capital lease	4,483	4,515
Bonds payable	9,535	9,700
Deferred tax liability, net	2,384	2,384

Total liabilities	31,688	33,255

Shareholders’ equity

Preferred stock-authorized 5,000,000 shares of $0.001 par value; no shares issued and outstanding at March 31, 2004 and December 31, 2003.	—	—
Common stock-authorized 30,000,000 shares of $0.001 par value; issued and outstanding 6,262,524 at March 31, 2004 and December 31, 2003.	6	6

Additional paid-in capital	29,389	29,389
Retained earnings	23,042	22,917

Total shareholders’ equity	$52,437	$52,312

Total liabilities and shareholders’ equity	$84,125	$85,567

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	March 31 2004	March 31, 2003
Cash flows from operating activities
Net Income	$125	$192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,147	1,025
Amortization of and provision for reusable surgical products	1,670	1,587
Change in operating assets and liabilities:
Accounts receivable, net	(1,158)	(294)
Inventories, net	(68)	131
Prepaid expenses and other assets, net	360	(99)
Accounts payable	(1,181)	(506)
Employee related accrued expenses	(108)	119
Other accrued expenses	(348)	(148)

Net cash provided by operating activities	439	2,007

Cash flows from investing activities
Purchases of property, plant and equipment	(194)	(309)
Purchases of reusable surgical products	(721)	(204)

Net cash used in investing activities	(915)	(513)

Cash flows from financing activities
Net borrowing (repayment) of notes payable to bank	267	(1,446)
Net repayment of bonds payable	(165)	—
Payments on obligation under capital lease	(32)	(28)

Net cash provided by (used in) financing activities	70	(1,474)

Increase (decrease) in cash and cash equivalents	(406)	20
Cash and cash equivalents at beginning of period	627	537

Cash and cash equivalents at end of period	$221	$557

Supplemental cash flow information
Cash paid for interest	$264	$201

Cash paid for income taxes	$36	$25

Supplemental schedule of non-cash activities
Assets acquired under capital lease	$—	$179

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements of SRI/Surgical Express, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they omit or condense footnotes and certain other information normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments of a normal recurring nature that are necessary to present fairly the financial information for the interim periods reported have been made. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2003, filed with the SEC. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2004.

The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited financial statements are reflected as of March 31, 2004 for presentation purposes. There are 14 weeks included for the three-month period ended March 31, 2004 and 13 weeks included for the three-month period ended March 31, 2003.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounts Receivable, Net

The Company has accounts receivable from hospitals and surgery centers. The Company does not believe that there are substantial credit risks associated with those receivables. The Company does not require any form of collateral from the hospitals and surgery centers. The allowance for doubtful accounts as of March 31, 2004, and December 31, 2003, was approximately $129,000 and $125,000, respectively. The Company’s write-offs for uncollectable accounts have not been significant to its results of operations. The Company does not customarily charge interest on accounts receivable.

Inventories, Net

Inventories, consisting principally of consumables, supplies, and disposable surgical products, are valued at the lower of cost or market, with cost being determined on the first-in, first-out method. As of March 31, 2004 and December 31, 2003, inventory consisted of the following:

Inventory Type	March 31, 2004	December 31, 2003
	(in 000’s)
Raw materials	$2,708	$2,812
Work in progress	174	151
Finished goods	3,499	3,322

	6,381	6,285
Less: Inventory reserve	(283)	(255)

	$6,098	$6,030

Reusable Surgical Products, Net

Reusable surgical products, consisting principally of gowns, towels, drapes and basins, are stated at cost. Amortization is computed on a basis similar to the units of production method. Estimated useful lives are based on the estimated total number of available uses for each product. The expected total available usage for products using the three principal fabrics (accounting for 85% of the reusable surgical products) is 75, 100, and 125 uses, respectively, based on several factors including our actual experience with these products. Accumulated amortization as of March 31, 2004, and December 31, 2003, was approximately $13.5 million and $13.3 million, respectively.

As of March 31, 2004, and December 31, 2003, the Company had reserves for shrinkage, obsolescence, and scrap of approximately $887,000 and $882,000 million, respectively.

Revenue Recognition

Revenues are recognized as the agreed upon products and services are delivered, generally daily. Packing slips signed and dated by the customer evidence delivery of product. The Company’s contractual relationships with its customers are primarily evidenced by purchase orders or service agreements with terms varying from one to five years, which are generally cancelable by either party.

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

Stock Based Compensation

The following table illustrates the effect on the Company’s net income (loss) and earnings (loss) per share if the Company recognized compensation expense based upon the fair value at the grant date for awards under its option plans consistent with the methodology prescribed by SFAS 123:

	Three Months Ended March 31,
	2004	2003
Reported net income	$125	$192
Compensation expense, net of tax (1)	(149)	(209)

Pro forma net loss	$(24)	$(17)

Reported basic earnings per share	$0.02	$0.03
Compensation expense, net of tax (1)	(0.02)	(0.03)

Pro forma basic earnings per share	$—	$—

Reported diluted earnings per share	$0.02	$0.03
Compensation expense, net of tax (1)	(0.02)	(0.03)

Pro forma diluted earnings per share	$—	$—

(1)	Compensation expense determined at the grant date for stock option awards consistent with the methodology prescribed by SFAS 123

Line of Credit

The Company has a $30.0 million revolving credit agreement with Wachovia Bank and SouthTrust Bank. The Company’s outstanding balances under the revolving credit facility were approximately $7.3 million and $7.0 million on March 31, 2004, and December 31, 2003, respectively.

The credit facility is secured by substantially all of the Company’s assets and has a scheduled maturity date of June 30, 2006. The facility’s interest rate varies between 200 and 350 basis points over LIBOR (3.69% as of March 31, 2004), depending on the Company’s consolidated leverage ratio. The credit facility requires the Company to maintain (a) tangible net worth of not less than $45.0 million plus 75% of cumulative net income for each fiscal quarter beginning with the fiscal quarter ended June 30, 2003; (b) a consolidated leverage ratio of not more than 2.5 to 1.0 measured as of the end of each fiscal quarter for the four fiscal quarters then ended; and (c) a funds flow coverage ratio of not less than 2.5 to 1.0 measured at the end of each fiscal quarter. The credit facility restricts the Company from paying dividends, incurring additional indebtedness, encumbering its assets, and entering into merger, consolidation or liquidation transactions representing greater than 10% of consolidated assets. The Company complied with all requirements of the credit facility as of March 31, 2004.

The credit facility allows the Company to repurchase its common stock through open market purchases at prevailing market prices. During the quarter ended March 31, 2004, the Company did not repurchase any shares of its common stock. During the year ended 2003, the Company repurchased 6,753 shares of its common stock at an aggregate cost of approximately $36,000.

NOTE C – EARNINGS PER SHARE

The following table sets forth the Company’s computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share data)
Basic
Numerator:
Net income	$125	$192

Denominator:
Weighted average shares outstanding	6,263	6,269

Earnings per common share, basic	$0.02	$0.03

Diluted
Numerator:
Net income	$125	$192

Denominator:
Weighted average shares outstanding	6,263	6,269
Effect of dilutive securities - employee stock options	71	5

	6,334	6,274

Earnings per common share, diluted	$0.02	$0.03

Options to purchase 534,300 and 959,000 shares of common stock for the three-month periods ended March 31, 2004, and March 31, 2003, respectively, were not included for all or a portion of the computation of diluted earnings per common share, because the options’ exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis should be read with our financial statements and the notes thereto included elsewhere in this report. This discussion and analysis contains trend analysis and might contain forward-looking statements. These statements are based on current expectations, and actual results might differ materially. Among the factors that could cause actual results to vary are those described in “Critical Accounting Policies” and “Certain Considerations included in this report and “Business-Risk Factors That Might Affect Future Results” included in our 2003 Annual Report on Form 10-K filed with the SEC.

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

Our integrated “closed-loop” process starts with daily delivery of surgical supplies to the health care provider. At the same time, we pick up used reusable textiles and surgical instruments for return to our processing facility. We operate from ten Food and Drug Administration regulated processing facilities and one disposable products facility, strategically located throughout the United States of America. After we return used products to our processing facility, we sort, clean, inspect, package, sterilize, and ship them back to the health care providers to stock on-hand inventory.

Our revenue growth is primarily determined by our number of customers, the number and type of surgical procedures that we service for each customer, and pricing for our various types of surgical packs and procedures. Our revenue growth and efficiency in delivering products and services to customers primarily determine our profitability.

We continue to experience an adverse impact on our gross profit and net income principally because of pricing pressures from competitors offering disposable alternatives to our core products. We continue to develop strategic measures to strengthen and build our customer relationships and upgrade our staff, facilities, and internal processes to improve results in 2004 and coming years.

During the first quarter of 2004 we completed implementation of Radio Frequency Identification (RFID) technology in all ten of our processing facilities across the United States, a process commenced in the fourth quarter of 2003. RFID technology is a powerful method for identifying and tracking a wide range of objects in diverse environments based on the use of a small tag (or “transponder”) that stores a unique code, together with additional information that the user may specify. A “reader” is used both to transmit a signal to a tag and retrieve stored information from it; no contact or line-of-sight is required, and long operating ranges are possible. Our utilization of RFID tags replaces the use of labor intensive bar code scanning to track product usage and should benefit us with improved inventory control, better monitoring of quality and enhancement of productivity. The total cost for us to implement RFID technology has been approximately $2.2 million. We are considering additional uses of RFID technology.

Critical Accounting Policies

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

Allowance for Doubtful Accounts. Our allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the overall aging of our accounts receivable. If a major customer’s creditworthiness deteriorates or actual defaults run at a rate higher than historical experience, we would be required to increase this allowance, which could adversely affect our results of operations.

Amortization of Reusable Surgical Products. We state our reusable surgical products at cost and compute amortization on a basis similar to the units of production method. We estimate the useful lives for each product based on our estimate of the total number of “uses” for which the product will be available. We estimate that our products using the three principal fabrics (accounting for 85% of the reusable surgical products) will be available for 75, 100, and 125 uses, respectively, based on several factors, including our actual experience with these products. If our actual use experience with these products is shorter than these assumptions, our amortization rates for reusable products would increase, which could adversely affect our results of operations.

Reserves for Shrinkage, Obsolescence, and Scrap for Reusable Surgical Products. We determine our reserves for shrinkage and obsolescence of our reusable products by tracking those products with our radio frequency identification system (RFID). We determine our reserve for scrap based upon quality assurance initiatives and historical evidence. Based on historical experience, we believe that any products not scanned by the system for a 210-day period are lost. If actual scrap and loss exceed our estimates, our reserve for shrinkage, obsolescence, and scrap would increase, which could adversely affect our results of operations.

Reserves for Shrinkage and Obsolescence for Inventories. We determine our reserves for shrinkage and obsolescence of our inventories based on historical results, including the results of cycle counts performed during the year and the evaluation of the aging of finished goods of reusable surgical products and disposable packs. If actual losses exceed our estimates and assumptions, our inventory reserves would increase, which could adversely affect our results of operations.

Impairment of Goodwill and Other Intangible Assets. We review our goodwill for impairment annually or more frequently if indicators of impairment arise using the process prescribed in SFAS 142, Goodwill and Other Intangible Assets. The impairment analysis is based on assumptions of future results made by management, including revenues and cash flows. Circumstances that may lead to impairment of goodwill include unforeseen decreases in future performance or demand, or the restructuring of our operations as a result of a change in our strategy. Any impairment could adversely affect our results of operations.

Results of Operations

The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in the statements of income of the Company:

	Three Months Ended March 31,
	2004	2003
Revenues	100.0%	100.0%
Cost of revenues	74.9	72.9

Gross profit	25.1	27.1

Distribution expenses	6.8	7.1
Selling and administrative expenses	16.4	17.1

Income from operations	1.9	2.9

Interest expense, net	1.1	1.5

Income before income taxes	0.8	1.4

Income tax expense	0.3	0.5

Net income	0.5%	0.9%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

We operate on a 52-53 week fiscal year ending the Sunday nearest December 31. There are 14 weeks included for the three-month period ended March 31, 2004 and 13 weeks included for the three-month period ended March 31, 2003.

Revenues. Revenues increased $2.4 million or 11.2%, to $23.9 million for the three months ended March 31, 2004, from $21.5 million for the three months ended March 31, 2003. The increase in revenues is primarily attributable to an extra week of operations and the growth in our instrument processing programs from our quarter ended March 31, 2003 to our quarter ended March 31, 2004.

Gross Profit. Gross profit increased $157,000 or 2.7%, to $6.0 million for the three months ended March 31, 2004, from $5.8 million for the three months ended March 31, 2003. As a percentage of revenues, gross profit decreased by 2.0% to 25.1% for the three months ended March 31, 2004, from 27.1% for the three months ended March 31, 2003. The decrease in gross profit percentage reflects the continued impact of competitive pricing pressures as well as increased costs of health insurance, depreciation and property taxes.

Distribution Expenses. Distribution expenses increased $87,000, or 5.7%, to $1.6 million for the three months ended March 31, 2004, from $1.5 million for the three months ended March 31, 2003. As a percentage of revenues, distribution expenses decreased by 0.3 % to 6.8% for the three months ended March 31, 2004, from 7.1% for the three months ended March 31, 2003. The decrease in distribution expenses as a percentage of revenues is a result of our leveraging distribution expenses associated with existing routes.

Selling and Administrative Expenses. Selling and administrative expenses increased $255,000, or 7.0%, to $3.9 million for the three months ended March 31, 2004, from $3.7 million for the three months ended March 31, 2003. As a percentage of revenues, selling and administrative expenses decreased 0.7% to 16.4% for the three months ended March 31, 2004, from 17.1% for the three months ended March 31, 2003. The percentage of selling and administrative expenses as a function of revenues decreased primarily due to lower professional, legal, accounting and recruiting fees, partially offset by increased compensation costs.

Income from Operations. Income from operations decreased $185,000, or 29.5%, to $442,000 for the three months ended March 31, 2004, from $627,000 for the three months ended March 31, 2003. As a percentage of revenues, income from operations decreased 1.0% to 1.9% for the three months ended March 31, 2004, from 2.9% for the three months ended March 31, 2003.

Interest Expense, Net. Interest expense decreased $78,000 to $241,000 for the three months ended March 31, 2004, from $319,000 for the three months ended March 31, 2003. The decrease in interest expense was primarily due to the reduction of the outstanding balance of the line of credit from $14.0 million at March 31, 2003, to $7.3 million at March 31, 2004.

Income Tax Expense. Income tax expense decreased $40,000 to $76,000 for the three months ended March 31, 2004, compared to $116,000 for the three months ended March 31, 2003. Income tax expense is a function of our net income and effective tax rate. The effective tax rate for the three months ended March 31, 2004 was 37.8%, compared to 37.7% for the same period last year.

Liquidity and Capital Resources

Our principal source of capital has been cash flows from operations. We also borrow from our revolving line of credit from time to time to satisfy working capital and capital expenditure needs.

We generated $439,000 of cash from operating activities during the three months ended March 31, 2004, compared to $2.0 million generated during the three months ended March 31, 2003. Our cash flow decreased during this time period in comparison to the prior period principally due to delays in collections for accounts receivable and decreases in accounts payable to RFID vendors from December 31, 2003.

Net cash used in investing activities increased $402,000 for the three months ended March 31, 2004 to $915,000 from $513,000 for the three months ended March 31, 2003. The increase is due primarily to an increase in purchases of reusable surgical products.

We spent $194,000 and $309,000 in the three months ended March 31, 2004 and 2003, respectively, on purchases of property, plant and equipment. We spent $721,000 and $204,000 in the three months ended March 31, 2004 and 2003, respectively, on purchases of reusable surgical products. We estimate that our expenditures for property, plant and equipment and reusable surgical products will be $10 to $11 million for the remainder of 2004, however, this amount will fluctuate depending on the growth of our business.

Our credit facility allows us to repurchase our outstanding common stock through open market purchases at prevailing market prices. During the quarter ended March 31, 2004, we did not repurchase any shares of our common stock. During the year ended 2003, we repurchased 6,753 shares of our common stock at an aggregate cost of approximately $36,000.

As of March 31, 2004, we had cash of $221,000 as well as an additional $7.0 million available under our revolving credit facility. Our outstanding balance under the revolving credit facility was approximately $7.3 million and $7.0 million on March 31, 2004, and December 31, 2003, respectively. The amount available under our revolving credit facility is limited by a financial covenant requiring that we maintain a 2.5 to 1.0 consolidated leverage ratio at the end of each fiscal quarter. The credit facility is scheduled to mature on June 30, 2006. We believe that our cash flows from operating activities and funds available under our credit facility will be sufficient to fund our growth and anticipated capital requirements for the next twelve months.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

The outstanding balances under our $30.0 million revolving credit facility were approximately $7.3 million and $7.0 million on March 31, 2004 and December 31, 2003, respectively. The credit facility’s interest rate varies between 200 and 350 basis points over LIBOR (3.69% as of March 31, 2004), depending on our leverage ratio (earnings coverage of debt). We are subject to changes in our interest expense on this facility based on fluctuations in interest rates. Assuming an outstanding balance of this facility of $7.3 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $18,250 per quarter.

Interest on our bonds that financed two of our facilities is at a rate that approximates LIBOR. We are subject to changes in our interest expense on these bonds based on fluctuations in interest rates. Assuming an outstanding balance of these bonds of $9.5 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $23,750 per quarter.

We do not have any other material market risk sensitive instruments.

Certain Considerations

This report, other documents that are publicly disseminated by the Company, and oral statements that are made on behalf of the Company contain or might contain both statements of historical fact and forward-looking statements. Examples of forward-looking statements include: (a) projections of revenue, earnings, capital structure, and other financial items, (b) statements of the plans and objectives of the Company and its management, (c) statements of future economic performance, and (d) assumptions underlying statements regarding the Company or its business. The statements set forth below discuss important factors that could cause actual results to differ materially from any forward-looking statements. The Company assumes no obligation to update these forward-looking statements.

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

Dependence on Significant Customers. During the three months ended March 31, 2004, Novation, HPG, and Premier, Inc. hospitals accounted for approximately 34%, 15%, and 9% of our sales, compared to 35%, 15%, and 10%, respectively, for the three months ended March 31, 2003, respectively. No single hospital accounts for more than 7% of our sales. Although each Novation, HPG, and Premier hospital currently makes its purchasing decisions on an individual basis, the loss of a substantial portion of the Novation, HPG, or Premier hospitals’ business would have a material adverse effect on us.

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

Any system of disclosure controls and internal controls, even if well-conceived, is inherently limited in detecting and preventing all errors and fraud and provides reasonable, not absolute, assurance that its objectives are met. The design of a control system must reflect resource constraints. Inherent limitations include the potential for faulty judgments in decision-making, breakdowns because of simple error or mistake, and circumvention of controls by individual acts, collusion of two or more people, or management override of the controls. We included certifications of our Chief Executive Officer and Chief Financial Officer as exhibits to this report as required by Section 302 of the Sarbanes-Oxley Act of 2002. The foregoing information concerning our evaluation of disclosure controls referenced in the Section 302 certifications should be read with the Section 302 certifications to more completely understand them.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number	Exhibit Description
31	Certifications by the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the CEO and CFO of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

Reports on Form 8-K

On March 1, 2004, we filed a report on Form 8-K announcing our results of operations for the quarter and year ended December 31, 2003.

On March 5, 2004, we filed a report on Form 8-K announcing that James T. Boosales, a director of SRI, plans to enter into an individual sales plan complying with Rule 10b5-1 for trading shares of our common stock.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SRI/SURGICAL EXPRESS, INC.

Date: May 11, 2004	By:	/s/ Joseph A. Largey
Chief Executive Officer

Date: May 11, 2004	By:	/s/ Charles L. Pope
Chief Financial Officer