Form 10-Q
period 2004-06-30
SRI SURGICAL EXPRESS INC
filed 2004-08-12
CIK 1014041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2004

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

(813) 891-9550

(Registrant’s Telephone Number)

Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check whether the Registrant is an accelerated filer (as defined in Rule 12-b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Number of outstanding shares of each class of Registrant’s Common Stock as of July 30, 2004: Common Stock, par value $.001 – 6,262,524

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$22,884	$21,406	$46,753	$42,866
Cost of revenues	17,019	16,041	34,907	31,677

Gross profit	5,865	5,365	11,846	11,189

Distribution expenses	1,497	1,461	3,119	2,996
Selling and administrative expenses	3,792	3,801	7,709	7,463

Income from operations	576	103	1,018	730

Interest expense, net	240	292	481	611

Income (loss) before income taxes	336	(189)	537	119

Income tax expense (benefit)	135	(71)	211	45

Net income (loss)	$201	$(118)	$326	$74

Earnings (loss) per share:
Basic	$0.03	$(0.02)	$0.05	$0.01

Diluted	$0.03	$(0.02)	$0.05	$0.01

Weighted average common shares outstanding:
Basic	6,263	6,266	6,263	6,267

Diluted	6,345	6,266	6,340	6,278

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

BALANCE SHEETS

(In thousands)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and cash equivalents	$287	$627
Accounts receivable, net	10,743	10,416
Inventories, net	6,259	6,030
Prepaid expenses and other assets, net	2,052	2,676
Reusable surgical products, net	21,275	22,035
Property, plant and equipment, net	37,095	38,539
Goodwill, net	5,244	5,244

Total assets	$82,955	$85,567

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to bank	$4,900	$7,009
Accounts payable	5,671	6,921
Employee related accrued expenses	1,539	1,149
Other accrued expenses	1,871	1,577
Obligation under capital lease	4,582	4,515
Bonds payable	9,370	9,700
Deferred tax liability, net	2,384	2,384

Total liabilities	30,317	33,255

Shareholders’ equity

Preferred stock-authorized 5,000,000 shares of $0.001 par value; no shares issued and outstanding at June 30, 2004 and December 31, 2003.	—	—
Common stock-authorized 30,000,000 shares of $0.001 par value; issued and outstanding 6,262,524 at June 30, 2004 and December 31, 2003.	6	6

Additional paid-in capital	29,389	29,389
Retained earnings	23,243	22,917

Total shareholders’ equity	52,638	52,312

Total liabilities and shareholders’ equity	$82,955	$85,567

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	June 30, 2004	June 30, 2003

Cash flows from operating activities:
Net Income	$326	$74
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,213	2,034
Amortization of and provision for reusable surgical products	3,371	3,309
Change in assets and liabilities
Accounts receivable, net	(327)	292
Inventories, net	(149)	466
Prepaid expenses and other assets	624	(115)
Accounts payable	(1,250)	(896)
Employee related and other accrued expenses	684	99

Net cash provided by operating activities	5,492	5,263

Cash flows from investing activities:
Purchases of property, plant and equipment	(605)	(654)
Purchases of reusable surgical products	(2,691)	(362)

Net cash used in investing activities	(3,296)	(1,016)

Cash flows from financing activities:
Net repayment on notes payable to bank	(2,109)	(4,100)
Repayment on bonds payable	(330)	—
Payments on obligation under capital lease	(97)	(58)
Net repurchase of common stock	—	(33)

Net cash used in financing activities	(2,536)	(4,191)

Increase (decrease) in cash and cash equivalents	(340)	56
Cash and cash equivalents at beginning of period	627	537

Cash and cash equivalents at end of period	$287	$593

Supplemental cash flow information:
Cash paid for interest	$504	$418

Cash paid for income taxes	$51	$48

Supplemental schedule of non-cash activities:
Assets acquired under capital lease	$164	$179

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements of SRI/Surgical Express, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they omit or condense footnotes and certain other information normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments of a normal recurring nature that are necessary to present fairly the financial information for the interim periods reported have been made. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2003, filed with the SEC. The results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2004.

The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited financial statements are reflected as of June 30, 2004 for presentation purposes. There are 27 weeks included for the six-month period ended June 30, 2004, and 26 weeks included for the six-month period ended June 30, 2003. There are 13 weeks included for the three-month periods ended June 30, 2004 and June 30, 2003.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounts Receivable, Net

The Company has accounts receivable from hospitals and surgery centers. The Company does not believe that there are substantial credit risks associated with those receivables. The Company does not require any form of collateral from its customers. The allowance for doubtful accounts as of June 30, 2004, and December 31, 2003, was approximately $147,000 and $125,000, respectively. The Company’s write-offs for uncollectable accounts have not been significant to its results of operations. The Company does not customarily charge interest on accounts receivable.

Inventories, Net

Inventories, consisting principally of consumables, supplies, and disposable surgical products, are valued at the lower of cost or market, with cost being determined on the first-in, first-out method. As of June 30, 2004 and December 31, 2003, inventory consisted of the following:

Inventory Type	June 30, 2004	December 31, 2003
	(in 000’s)
Raw materials	$3,003	$2,812
Work in progress	159	151
Finished goods	3,389	3,322

	6,551	6,285
Less: Inventory reserve	(292)	(255)

	$6,259	$6,030

Reusable Surgical Products, Net

Reusable surgical products, consisting principally of gowns, towels, drapes and basins, are stated at cost. Amortization is computed on a basis similar to the units of production method. Estimated useful lives are based on the estimated total number of available uses for each product. The expected total available usage for products using the three principal fabrics (accounting for 85% of the reusable surgical products) is 75, 100, and 125 uses, respectively, based on several factors, including the Company’s actual experience with these products. Accumulated amortization as of June 30, 2004, and December 31, 2003, was approximately $13.5 million and $13.3 million, respectively.

As of June 30, 2004, and December 31, 2003, the Company had reserves for shrinkage, obsolescence, and scrap of approximately $934,000 and $882,000, respectively.

Revenue Recognition

Revenues are recognized as the agreed upon products and services are delivered, generally daily. Packing slips, signed and dated by the customer, evidence delivery of product. The Company’s contractual relationships with its customers are primarily evidenced by purchase orders or service agreements with terms varying from one to five years, which are generally cancelable by either party.

The Company owns substantially all of the reusable surgical products provided to customers except instruments. A third party provides the reusable surgical instruments that are included in the comprehensive surgical procedure-based delivery and retrieval service and receives a fee from SRI. In accordance with Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company has concluded that it is acting as a principal in this arrangement and has reported the revenue gross for the comprehensive surgical procedure-based delivery and retrieval service. The third party agent fee charged to the Company is included in cost of revenues in the statements of operations.

Stock Based Compensation

The following table illustrates the effect on the Company’s net income (loss) and earnings (loss) per share if the Company recognized compensation expense based upon the fair value at the grant date for awards under its option plans consistent with the methodology prescribed by SFAS 123:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Reported net income (loss)	$201	$(118)	$326	$74
Compensation expense, net of tax (1)	(145)	(179)	(293)	(388)

Pro forma net income (loss)	$56	$(297)	$33	$(314)

Reported basic earnings (loss) per share	$0.03	$(0.02)	$0.05	$0.01
Compensation expense, net of tax (1)	(0.02)	(0.03)	(0.04)	(0.06)

Pro forma basic earnings (loss) per share	$0.01	$(0.05)	$0.01	$(0.05)

Reported diluted earnings (loss) per share	$0.03	$(0.02)	$0.05	$0.01
Compensation expense, net of tax (1)	(0.02)	(0.03)	(0.04)	(0.06)

Pro forma diluted earnings (loss) per share	$0.01	$(0.05)	$0.01	$(0.05)

(1)	Fair value determined at the grant date for stock option awards is consistent with the methodology prescribed by SFAS 123.

Notes Payable to Bank

The Company has a $30.0 million revolving credit facility with Wachovia Bank and SouthTrust Bank. The Company’s outstanding balances under the revolving credit facility were approximately $4.9 million and $7.0 million on June 30, 2004, and December 31, 2003, respectively.

The credit facility is secured by substantially all of the Company’s assets and has a scheduled maturity date of June 30, 2006. The interest rate (3.86% as of June 30, 2004) varies between 200 and 350 basis points over LIBOR, depending on the Company’s consolidated leverage ratio (earnings coverage of debt). The credit facility requires the Company to maintain: (a) tangible net worth of not less than $45.0 million plus 75% of cumulative net income for each fiscal quarter beginning with the fiscal quarter ended June 30, 2003; (b) a consolidated leverage ratio of not more than 2.5 to 1.0 measured as of the end of each fiscal quarter for the four fiscal quarters then ended; and (c) a funds flow coverage ratio of not less than 2.5 to 1.0 measured at the end of each fiscal quarter. The credit facility restricts the Company from paying dividends, incurring additional indebtedness, encumbering its assets, and entering into merger, consolidation or liquidation transactions representing greater than 10% of consolidated assets. The Company complied with all requirements of the credit facility as of June 30, 2004.

The credit facility allows the Company to repurchase its common stock through open market purchases at prevailing market prices. During 2004, the Company has not repurchased any shares of its common stock. During 2003, the Company repurchased 6,753 shares of its common stock at an aggregate cost of approximately $36,000.

NOTE C – EARNINGS PER SHARE

The following table sets forth the Company’s computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(In thousands, except per share data) (Unaudited)
Basic
Numerator:
Net income (loss)	$201	$(118)	$326	$74

Denominator:
Weighted average shares outstanding	6,263	6,266	6,263	6,267

Earnings (loss) per common share, basic	$0.03	$(0.02)	$0.05	$0.01

Diluted
Numerator:
Net income (loss)	$201	$(118)	$326	$74

Denominator:
Weighted average shares outstanding	6,263	6,266	6,263	6,267
Effect of dilutive securities - employee stock options	82	—	77	11

	6,345	6,266	6,340	6,278

Earnings (loss) per common share, diluted	$0.03	$(0.02)	$0.05	$0.01

Options to purchase 533,700 and 764,200 shares of common stock for the three-month periods ended June 30, 2004 and June 30, 2003, respectively, were not included for all or a portion of the computation of diluted earnings per common share, because the options’ exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive. Options to purchase 533,700 and 851,000 shares of common stock for the six-month periods ended June 30, 2004 and June 30, 2003, respectively, were not included for the same reason. The dilutive effect of 187,800 options with an exercise price less than the average market price of the common shares was not included for the three-month period ended June 30, 2003, because the effect would be anti-dilutive due to the Company’s net loss for the three-month period ended June 30, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis should be read with our financial statements and the notes thereto included elsewhere in this report. This discussion and analysis contains trend analysis and might contain forward-looking statements. These statements are based on current expectations, and actual results might differ materially. Among the factors that could cause actual results to vary are those described in “Critical Accounting Policies” and “Certain Considerations” included in this report and “Business Risk Factors That Might Affect Future Results” included in our 2003 Annual Report on Form 10-K.

We provide central processing and supply chain management services to hospitals and surgery centers throughout the United States. We help health care providers balance their needs for quality, safety, environmental responsibility, efficiency and cost-effectiveness by providing a unique combination of outsourced instrument supply and processing services, high-quality reusable products (including gowns, towels, drapes, and basins), disposable surgical products, and what we believe to be the industry’s most comprehensive case cart management system.

We operate from ten Food and Drug Administration regulated reusable processing facilities, strategically located throughout the United States of America, and one disposable products facility. Our integrated “closed-loop” process starts with daily delivery of surgical supplies to the health care provider. At the same time, we pick up used reusable products and surgical instruments for return to our processing facility. After we return used products to our processing facility, we sort, clean, inspect, package, sterilize, and ship them back to the health care providers to stock as on-hand inventory.

Our revenue growth is primarily determined by our number of customers, the number and type of surgical procedures that we service for each customer, and pricing for our various types of surgical packs and procedures. Our revenue growth and efficiency in delivering products and services to customers primarily determine our profitability.

Although we continue to experience pressure on our operating profit margins principally because of pricing pressures from competitors offering disposable alternatives to our reusable products, we are beginning to realize some benefits from our strategy to strengthen and build our customer relationships and upgrade our staff, facilities, and internal processes.

We expect to dedicate significant resources in an effort to increase sales of our physician-specific ReadyCase case cart management system over the next 24 months. The ReadyCase system combines reusable products, disposable packs, surgical instruments, and physician preference items to provide all the products required for a surgical procedure. By delivering a high percentage of the surgical products and instruments needed in a procedure, ReadyCase seeks to reduce our customers’ supply chain management costs, improve their operational efficiency, and increase their revenue by improving throughput in their surgical area.

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

Amortization of Reusable Surgical Products. We state our reusable surgical products at cost and compute amortization on a basis similar to the units of production method. We estimate the useful lives for each product based on our estimate of the total number of “uses” for which the product will be available. We estimate that our products using the three principal fabrics (accounting for 85% of the reusable surgical products) will be available for 75, 100, and 125 uses, respectively, based on several factors, including our actual experience with these products. If our actual use experience with these products is shorter than these assumptions, our amortization rates for reusable surgical products would increase, which could adversely affect our results of operations.

Reserves for Shrinkage,Obsolescence, and Scrap for Reusable Surgical Products. We determine our reserves for shrinkage and obsolescence of our reusable surgical products by tracking those products with our radio frequency identification system (RFID). Based on historical experience, we believe that any products not scanned by the system for a 210-day period are lost. We determine our reserve for scrap based upon quality assurance initiatives and historical evidence. If actual scrap and loss exceed our estimates, our reserves for shrinkage, obsolescence and scrap would increase, which could adversely affect our results of operations.

Reserves for Shrinkage and Obsolescence for Inventories. We determine our reserves for shrinkage and obsolescence of our inventories based on historical results, including the results of cycle counts performed during the year and the evaluation of the aging of raw materials and finished goods of our disposable surgical products, supplies and consumables. If actual losses exceed our estimates and assumptions, our reserves for shrinkage and obsolescence for inventories would increase, which could adversely affect our results of operations.

Impairment of Goodwill and Other Intangible Assets. We review our goodwill for impairment annually or more frequently if indicators of impairment arise using the process prescribed in SFAS 142, Goodwill and Other Intangible Assets. The impairment analysis is based on projections of future results made by management, including revenues and cash flows. Circumstances that may lead to impairment of goodwill include unforeseen decreases in future performance or demand, or the restructuring of our operations as a result of a change in our strategy. Any impairment could adversely affect our results of operations.

Results of Operations

The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in the statements of income of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	74.4	74.9	74.7	73.9

Gross profit	25.6	25.1	25.3	26.1

Distribution expenses	6.5	6.8	6.6	7.0
Selling and administrative expenses	16.6	17.8	16.5	17.4

Income from operations	2.5	0.5	2.2	1.7

Interest expense, net	1.0	1.4	1.0	1.4

Income (loss) before income taxes	1.5	(0.9)	1.2	0.3

Income tax expense (benefit)	0.6	(0.3)	0.5	0.1

Net income (loss)	0.9%	(0.6)%	0.7%	0.2%

Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003

We operate on a 52-53 week fiscal year ending the Sunday nearest December 31. There are 27 weeks included for the six-month period ended June 30, 2004, and 26 weeks included for the six-month period ended June 30, 2003. There are 13 weeks included for the three-month periods ended June 30, 2004 and June 30, 2003.

Revenues. Revenues increased $1.5 million or 6.9%, to $22.9 million for the three months ended June 30, 2004, from $21.4 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, revenues increased $3.9 million or 9.1% to $46.8 million from $42.9 million for the six months ended June 30, 2003. The increase in revenues is primarily attributable to an extra week of operations for the six-months ended June 30, 2004, and our continued growth in instrument processing programs.

Gross Profit. Gross profit increased $500,000 or 9.3%, to $5.9 million for the three months ended June, 2004, from $5.4 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, gross profit increased $657,000 or 5.9% to $11.8 million from $11.2 million for the six months ended June 30, 2003. As a percentage of revenues, gross profit increased by 0.5% to 25.6% for the three months ended June 30, 2004, from 25.1% for the three months ended June 30, 2003. For the six months ended June 30, 2004, gross profit percentage decreased 0.8% to 25.3% from 26.1% for the six months ended June 30, 2004. The decrease in gross profit percentage reflects the continued impact of competitive pricing pressures as well as increased costs of health and workers’ compensation insurance, depreciation and property taxes. The additional volume of reusable surgical products and instruments serviced increased our revenues and operating efficiencies within our facilities resulting in improved gross profit dollars.

Distribution Expenses. Distribution expenses remained consistent for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. For the six months ended June 30, 2004, distribution expenses increased $123,000 or 4.1%, to $3.1 million from $3.0 million for the six months ended June 30, 2003. As a percentage of revenues, distribution expenses decreased by 0.3% to 6.5% for the three months ended June 30, 2004, from 6.8% for the three months ended June 30, 2003. For the six months ended June 30, 2004, distribution expenses as a percentage of revenues decreased 0.4% to 6.6% from 7.0% for the six months ended June 30, 2003. The decrease in distribution expenses as a percentage of revenue is a result of our leveraging distribution expenses associated with existing routes.

Selling and Administrative Expenses. Selling and administrative expenses remained consistent for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Selling and administrative expenses increased $246,000 or 3.3%, to $7.7 million for the six months ended June 30, 2004, from $7.5 million for the six months ended June 30, 2003. As a percentage of revenues, selling and administrative expenses decreased 1.2% to 16.6% for the three months ended June 30, 2004, from 17.8% for the three months ended June 30, 2003. For the six months ended June 30, 2004, selling and administrative expenses as a percentage of revenues decreased 0.9% to 16.5% from 17.4% for the six months ended June 30, 2003 due to the revenue growth. Selling and administrative expense dollars increased for the six months ended June 30, 2004 primarily due to an extra week of operations and increased compensation costs from a new sales compensation program that commenced in the second quarter of 2003.

Income from Operations. Income from operations increased $473,000 or 459.2%, to $576,000 for the three months ended June 30, 2004 from $103,000 for the three months ended June 30, 2003. For the six months ended June 30, 2004, income from operations increased $288,000 or 39.5% to $1.0 million from $730,000 for the six months ended June 30, 2003. As a percentage of revenues, income from operations increased 2.0% to 2.5% for the three months ended June 30, 2004, from 0.5% for the three months ended June 30, 2003. For the six months ended June 30, 2004, income from operations as a percentage of revenues increased 0.5% to 2.2% from 1.7% for the six months ended June 30, 2003. The additional volume of reusable surgical products and instruments serviced increased our revenues and operating efficiencies within our facilities resulting in improved income from operations.

Interest Expense, Net. Interest expense decreased $52,000 or 17.8% to $240,000 for the three months ended June 30, 2004, from $292,000 for the three months ended June 30, 2003. For the six months ended June 30, 2004 interest expense decreased $130,000 or 21.3% to $481,000 from $611,000 for the six months ended June 30, 2003. The decrease in interest expense was primarily due to the reduction of the outstanding balance of the credit facility from $11.4 million at June 30, 2003, to $4.9 million at June 30, 2004.

Income Tax Expense (benefit). Income tax expense increased $206,000 to $135,000 for the three months ended June 30, 2004, compared to a benefit of $71,000 for the three months ended June 30, 2003. For the six months ended June 30, 2004, income tax expense increased $166,000 to $211,000 from $45,000 for the six months ended June 30, 2003. Income tax expense (benefit) is a function of our net income and effective tax rate. The effective tax rates for the three and six months ended June 30, 2004 were 40.1% and 39.3%, respectively, compared to 37.5% and 37.8% for the same periods of last year, respectively.

Liquidity and Capital Resources

Our principal source of capital has been cash flows from operations. We also have availability under our revolving credit facility to satisfy working capital and capital expenditure needs, if necessary.

We generated $5.5 million of cash from operating activities during the six months ended June 30, 2004, compared to $5.3 million generated during the six months ended June 30, 2003.

Net cash used in investing activities increased $2.3 million for the six months ended June 30, 2004 to $3.3 million from $1.0 million in the six months ended June 30, 2003. The increase is due primarily to an increase in purchases of reusable surgical products.

We spent $605,000 and $654,000 in the six months ended June 30, 2004 and 2003, respectively, on purchases of property, plant and equipment. We spent $2.7 million and $362,000 in the six months ended June 30, 2004 and 2003, respectively, on purchases of reusable surgical products. In 2004, we resumed normal purchases of reusable surgical products after reducing our purchases in 2003 from amounts in 2002. We estimate that our expenditures for property, plant and equipment and reusable surgical products will be $6.0 to $7.0 million for the remainder of 2004, although this amount will fluctuate depending on the growth of our business. We also plan to make expenditures related to our effort to increase the sales of our ReadyCase system.

During the first six months of 2004, our purchases of reusable surgical products and capital expenditures were $2.3 million less than our depreciation and amortization expenses for that period. The resulting positive cash flow and improved operating results for the period enabled us to pay down our revolving credit facility by $2.1 million during the six months ended June 30, 2004.

Our credit facility allows us to repurchase our outstanding common stock through open market purchases at prevailing market prices. During 2004, we have not repurchased any shares of our common stock. During 2003, we repurchased 6,753 shares of our common stock at an aggregate cost of approximately $36,000.

Our outstanding balances under the revolving credit facility were approximately $4.9 million and $7.0 million on June 30, 2004, and December 31, 2003, respectively. As of June 30, 2004, we had cash of $287,000 as well as an additional $5.0 million available under our revolving credit facility. The amount available under our revolving credit facility is limited by a financial covenant requiring that we maintain a 2.5 to 1.0 consolidated leverage ratio (earnings coverage of debt) at the end of each fiscal quarter. The credit facility is scheduled to mature on June 30, 2006. We believe that our cash flow from operating activities and funds available under our credit facility will be sufficient to fund our growth and anticipated capital requirements for the next twelve months.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

The outstanding balances under our $30.0 million revolving credit facility were approximately $4.9 million and $7.0 million on June 30, 2004 and December 31, 2003, respectively. The interest rate (3.86% as of June 30, 2004) varies between 200 and 350 basis points over LIBOR, depending on our consolidated leverage ratio (earnings coverage of debt). We are subject to changes in our interest expense on this facility based on fluctuations in interest rates. Assuming an outstanding balance of this facility of $4.9 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $12,250 per quarter.

Interest on our bonds that financed two of our facilities is at a rate that approximates LIBOR. We are subject to changes in our interest expense on these bonds based on fluctuations in interest rates. Assuming an outstanding balance of these bonds of $9.3 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $23,250 per quarter.

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

Dependence on Suppliers. We rely on Aesculap, Inc. as our major source of supply of instruments for our instrument processing programs. Any failure of Aesculap to furnish instruments for any reason would materially and adversely affect our ability to service these programs until we secured one or more alternative suppliers. We also have a procurement agreement with Standard Textile Co., Inc. as our sole supply source for our reusable surgical products through August 2008. If Standard Textile were unable to perform under this agreement, we would be materially and adversely affected until we could secure alternative suppliers.

Dependence on Significant Customers. During the six months ended June 30, 2004, Novation, HPG, and Premier, Inc. hospitals accounted for approximately 32%, 16%, and 7% of our sales, compared to 33%, 15%, and 10% for the six months ended June 30, 2003, respectively. No single hospital accounts for more than 7% of our sales. Although each Novation, HPG, and Premier hospital can make its purchasing decisions on an individual basis, the loss of a substantial portion of the Novation, HPG, or Premier hospitals’ business would have a material adverse effect on us.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In May 2004, we initiated a judicial proceeding in Tampa, Florida with the owner and landlord of our Tampa Corporate headquarters, requesting that the court determine several legal issues relating to the price that we would pay if we elect to purchase the facility under a purchase option in the facility lease. We have not exercised the purchase option.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of our shareholders on May 19, 2004, the shareholders approved a proposal to elect Wayne R. Peterson and N. John Simmons, Jr. as Directors of the Company to serve until the 2007 annual meeting of shareholders. The following sets forth the votes in this election:

Director	Votes For	Votes Against or Withheld
Wayne R. Peterson	4,022,908	672,504
N. John Simmons, Jr.	3,529,797	1,165,615

James M. Emanuel, James T. Boosales, Lee R. Kemberling, Charles T. Orsatti, and Joseph A. Largey continue to serve as Directors of the Company.

Shareholders also approved the ratification of Ernst & Young LLP as the Company’s independent auditors and the adoption of the SRI/Surgical Express, Inc. 2004 Stock Compensation Plan. The following sets forth the votes in these elections:

Issue	Votes For	Votes Against	Votes Abstained
Adoption of 2004 Stock Compensation Plan	2,341,733	1,688,270	700
Ratification of Ernst & Young	4,121,412	572,400	1,600

The purpose of the 2004 Stock Compensation Plan is to further the interests of the Company and its shareholders by providing incentives in the form of Stock Options and Restricted Stock grants (500,000 shares available) to key employees and non-employee Directors who contribute materially to the success and profitability of the Company.

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

Reports on Form 8-K

On May 10, 2004, we filed a report on Form 8-K announcing our results of operations for the quarter ended March 31, 2004.

On May 28, 2004, we filed a report on Form 8-K announcing that Wayne R. Peterson, a director, plans to enter into an individual sales plan complying with Rule 10b5-1 of the Securities and Exchange Commission for trading shares of our common stock.

On June 23, 2004, we filed a report on Form 8-K announcing that the Audit Committee of the Board of Directors elected to retain Grant Thornton LLP to replace Ernst & Young LLP as the Company’s independent registered certified public accountants.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SRI/SURGICAL EXPRESS, INC.

Date: August 12, 2004	By:	/s/ Joseph A. Largey
Chief Executive Officer

Date: August 12, 2004	By:	/s/ Charles L. Pope
Chief Financial Officer