Form 10-Q
period 2004-09-30
SRI SURGICAL EXPRESS INC
filed 2004-11-10
CIK 1014041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2004

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

(813) 891-9550

(Registrant’s Telephone Number)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Number of outstanding shares of each class of Registrant’s Common Stock as of September 30, 2004:

Common Stock, par value $.001 – 6,262,524

D R A F T	SRI-10Q3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$22,311	$21,666	$69,064	$64,532
Cost of revenues	16,903	16,517	51,810	48,194

Gross profit	5,408	5,149	17,254	16,338

Distribution expenses	1,505	1,456	4,624	4,452
Selling and administrative expenses	3,878	3,678	11,587	11,141

Income from operations	25	15	1,043	745
Interest expense, net	236	262	717	874

Income (loss) before income taxes	(211)	(247)	326	(129)

Income tax expense (benefit)	(83)	(92)	128	(49)

Net income (loss)	$(128)	$(155)	$198	$(80)

Earnings (loss) per share:
Basic	$(0.02)	$(0.02)	$0.03	$(0.01)

Diluted	$(0.02)	$(0.02)	$0.03	$(0.01)

Weighted average common shares outstanding:
Basic	6,263	6,263	6,263	6,266

Diluted	6,263	6,263	6,324	6,266

The accompanying notes are an integral part of these financial statements.

D R A F T	SRI-10Q3

SRI/SURGICAL EXPRESS, INC.

BALANCE SHEETS

(In thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and cash equivalents	$289	$627
Accounts receivable, net	11,940	10,416
Inventories, net	6,578	6,030
Prepaid expenses and other assets, net	2,377	2,676
Reusable surgical products, net	21,448	22,035
Property, plant and equipment, net	36,345	38,539
Goodwill, net	5,244	5,244

Total assets	$84,221	$85,567

LIABILITIES AND SHAREHOLDERS’ EQUITY

Notes payable to bank	$4,900	$7,009
Accounts payable	7,126	6,921
Employee related accrued expenses	1,428	1,149
Other accrued expenses	2,152	1,577
Obligation under capital lease	4,516	4,515
Bonds payable	9,205	9,700
Deferred tax liability, net	2,384	2,384

Total liabilities	31,711	33,255

Shareholders’ equity

Preferred stock-authorized 5,000,000 shares of $0.001 par value; no shares issued and outstanding at September 30, 2004 and December 31, 2003	—	—
Common stock-authorized 30,000,000 shares of $0.001 par value; issued and outstanding 6,262,524 at September 30, 2004 and December 31, 2003	6	6

Additional paid-in capital	29,389	29,389
Retained earnings	23,115	22,917

Total shareholders’ equity	52,510	52,312

Total liabilities and shareholders’ equity	$84,221	$85,567

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	September 30, 2004	September 30, 2003
Cash flows from operating activities:
Net Income (loss)	$198	$(80)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,314	2,876
Amortization of reusable surgical products	3,569	3,544
Provision for reusable surgical products’ shrinkage	1,508	1,460
Loss on disposal of property, plant and equipment	11	—
Change in assets and liabilities:
Accounts receivable, net	(1,524)	(724)
Inventories, net	(453)	591
Prepaid expenses and other assets	299	(135)
Accounts payable	205	122
Employee related and other accrued expenses	854	473

Net cash provided by operating activities	7,981	8,127

Cash flows from investing activities:
Purchases of property, plant and equipment	(967)	(684)
Purchases of reusable surgical products	(4,585)	(848)

Net cash used in investing activities	(5,552)	(1,532)

Cash flows from financing activities:
Net repayment on notes payable to bank	(2,109)	(6,431)
Repayment on bonds payable	(495)	—
Payments on obligation under capital lease	(163)	(88)
Net repurchase of common stock	—	(35)

Net cash used in financing activities	(2,767)	(6,554)

Increase (decrease) in cash and cash equivalents	(338)	41
Cash and cash equivalents at beginning of period	627	537

Cash and cash equivalents at end of period	$289	$578

Supplemental cash flow information:
Cash paid for interest	$727	$571

Cash paid for income taxes	$61	$80

Supplemental schedule of non-cash activities:
Assets acquired under capital lease	$164	$179

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements of SRI/Surgical Express, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required to be included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments of a normal recurring nature that are necessary to present fairly the financial information for the interim periods reported have been made. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2003, filed with the SEC. The results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2004.

The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited financial statements are reflected as of September 30, 2004 for presentation purposes. There are 40 weeks included for the nine-month period ended September 30, 2004 and 39 weeks included for the nine-month period ended September 30, 2003. There are 13 weeks included for the three-month periods ended September 30, 2004 and September 30, 2003.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounts Receivable, Net

The Company has accounts receivable from hospitals and surgery centers. The Company does not believe that there are substantial credit risks associated with those receivables and does not require any form of collateral from its customers. The allowance for doubtful accounts as of September 30, 2004, and December 31, 2003, was approximately $160,000 and $125,000, respectively. The Company’s write-offs for uncollectable accounts have not been significant to its results of operations. The Company does not customarily charge interest on accounts receivable.

Inventories, Net

Inventories, consisting principally of consumables, supplies, and disposable surgical products, are valued at the lower of cost or market, with cost being determined on the first-in, first-out method. As of September 30, 2004 and December 31, 2003, inventory consisted of the following:

Inventory Type	September 30, 2004	December 31, 2003
	(in 000’s)
Raw materials	$3,350	$2,812
Work in progress	139	151
Finished goods	3,447	3,322

	6,936	6,285
Less: Inventory reserve	(358)	(255)

	$6,578	$6,030

Reusable Surgical Products, Net

Reusable surgical products (RSP), consisting principally of gowns, towels, drapes, and basins are stated at cost. Amortization is computed on a basis similar to the units of production method. Estimated useful lives are based on the estimated total number of available uses for each product. The expected total available usage for products using the three principal fabrics (accounting for 85% of the reusable surgical products) is 75, 100, and 125 uses, respectively, based on several factors, including the Company’s actual experience with these products. Accumulated amortization as of September 30, 2004, and December 31, 2003, was approximately $13.6 million and $13.3 million, respectively.

As of September 30, 2004, and December 31, 2003, the Company had reserves for RSP shrinkage, obsolescence and scrap of approximately $1,097,000 and $1,137,000, respectively.

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

Stock Based Compensation

The following table illustrates the effect on the Company’s net income (loss) and earnings (loss) per share if the Company recognized compensation expense based upon the fair value at the grant date for awards under its option plans consistent with the methodology prescribed by SFAS 123:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Reported net income (loss)	$(128)	$(155)	$198	$(80)
Compensation expense, net of tax (1)	(150)	(174)	(479)	(563)

Pro forma net loss	$(278)	$(329)	$(281)	$(643)

Reported basic earnings (loss) per share	$(0.02)	$(0.02)	$0.03	$(0.01)
Compensation expense, net of tax (1)	(0.02)	(0.03)	(0.07)	(0.09)

Pro forma basic loss per share	$(0.04)	$(0.05)	$(0.04)	$(0.10)

Reported diluted earnings (loss) per share	$(0.02)	$(0.02)	$0.03	$(0.01)
Compensation expense, net of tax (1)	(0.02)	(0.03)	(0.07)	(0.09)

Pro forma diluted loss per share	$(0.04)	$(0.05)	$(0.04)	$(0.10)

(1)	Fair value determined at the grant date for stock option awards is consistent with the methodology prescribed by SFAS 123.

Notes Payable to Bank

The Company has a $30.0 million revolving credit facility with Wachovia Bank and SouthTrust Bank. The Company’s outstanding balances under the revolving credit facility were approximately $4.9 million and $7.0 million on September 30, 2004, and December 31, 2003, respectively. As of September 30, 2004, the Company had an additional $5.6 million available under its revolving credit facility. The amount available under the revolving credit facility is limited by a financial covenant requiring that the Company maintain a 2.5 to 1.0 consolidated leverage ratio (earnings coverage of debt) at the end of each fiscal quarter. The credit facility is scheduled to mature on June 30, 2006.

The credit facility is secured by substantially all of the Company’s assets and has a scheduled maturity date of June 30, 2006. The interest rate (4.34% as of September 30, 2004) varies between 200 and 350 basis points over LIBOR, depending on the Company’s consolidated leverage ratio (earnings coverage of debt). The credit facility requires the Company to maintain: (a) tangible net worth of not less than $45.0 million plus 75% of cumulative net income for each fiscal quarter beginning with the fiscal quarter ended September 30, 2003; (b) a consolidated leverage ratio of not more than 2.5 to 1.0 measured as of the end of each fiscal quarter for the four fiscal quarters then ended; and (c) a funds flow coverage ratio of not less than 2.5 to 1.0 measured at the end of each fiscal quarter. The credit facility restricts the Company from paying dividends, incurring additional indebtedness, encumbering its assets, and entering into merger, consolidation or liquidation transactions representing greater than 10% of consolidated assets. The Company complied with all requirements of the credit facility as of all periods presented.

The credit facility allows the Company to repurchase its common stock through open market purchases at prevailing market prices. During 2004, the Company has not repurchased any shares of its common stock. During 2003, the Company repurchased 6,753 shares of its common stock at an aggregate cost of approximately $36,000.

NOTE C – EARNINGS PER SHARE

The following table sets forth the Company’s computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(In thousands, except per share data) (Unaudited)
Basic
Numerator:
Net income (loss)	$(128)	$(155)	$198	$(80)

Denominator:
Weighted average shares outstanding - basic	6,263	6,263	6,263	6,266

Earnings (loss) per common share, basic	$(0.02)	$(0.02)	$0.03	$(0.01)

Diluted
Numerator:
Net income (loss)	$(128)	$(155)	$198	$(80)

Denominator:
Weighted average shares outstanding	6,263	6,263	6,263	6,266
Effect of dilutive securities - employee stock options	—	—	61	—

Weighted average shares outstanding - diluted	6,263	6,263	6,324	6,266

Earnings (loss) per common share, diluted	$(0.02)	$(0.02)	$0.03	$(0.01)

Options to purchase 680,400 and 527,300 shares of common stock for the three-month periods ended September 30, 2004 and September 30, 2003, respectively, were not included for all or a portion of the computation of diluted earnings (loss) per common share, because the options’ exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive. Options to purchase 533,700 and 733,800 shares of common stock for the nine-month periods ended September 30, 2004 and September 30, 2003, respectively, were not included for the same reason. The dilutive effect of 330,900 and 454,900 options with an exercise price less than the average market price of the common shares were not included for the three-month periods ended September 30, 2004 and September 30, 2003, because the effect would be anti-dilutive due to the Company’s net loss for those periods. The dilutive effect of 248,400 options with an exercise price less than the average market price of the common shares was not included for the nine-month period ended September 30, 2003, because the effect would be anti-dilutive due to the Company’s net loss for that period.

NOTE D – EMPLOYEE TERMINATION COSTS

As previously disclosed, Joseph A. Largey resigned his positions as Chief Executive Officer and as a director of the Company on September 27, 2004. A charge of approximately $325,000 associated with his employment termination is reflected in the 2004 third quarter results.

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

We continue to experience pricing and competitive pressures, principally because of competitors offering disposable alternatives to our reusable products. However, we are realizing overall revenue growth from 2003 as we benefit from the growth of our instrument processing programs and efforts to strengthen and build our customer relationships and upgrade our staff, facilities, and internal processes.

As previously disclosed, Joseph A. Largey resigned his positions as Chief Executive Officer and as director of the Company on September 27, 2004. A charge of approximately $325,000 associated with his employment termination is reflected in our 2004 third quarter results. The Executive Committee of our Board of Directors is overseeing daily operations while the Board completes a search for a successor. The Executive Committee consists of directors James T. Boosales, N. John Simmons, Jr., and Charles T. Orsatti, who chairs the committee.

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

Reserves for Shrinkage, Obsolescence, and Scrap for Reusable Surgical Products. We determine our reserves for shrinkage and obsolescence of our reusable surgical products based on historical experience. We believe that any products not scanned by our radio frequency identification system (RFID) for a 210-day period are lost. Also, as we gain more data from experience with RFID, we may determine that our reserves need to be adjusted, which could adversely affect our results of operations. We determine our reserve for scrap based upon quality assurance initiatives and historical evidence. If actual scrap and loss exceed our estimates, our reserves for shrinkage, obsolescence and scrap would increase, which could adversely affect our results of operations.

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

Results of Operations

The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in the statements of income of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	100%	100.0%	100.0%	100.0%
Cost of revenues	75.8	76.2	75.0	74.7

Gross profit	24.2	23.8	25.0	25.3

Distribution expenses	6.7	6.7	6.7	6.9
Selling and administrative expenses	17.4	17.0	16.8	17.2

Income from operations	0.1	0.1	1.5	1.2

Interest expense, net	1.0	1.2	1.0	1.4

Income (loss) before income taxes	(0.9)	(1.1)	0.5	(0.2)

Income tax expense (benefit)	(0.3)	(0.4)	0.2	(0.1)

Net income (loss)	(0.6)%	(0.7)%	0.3%	(0.1)%

Three and Nine Months Ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2003

We operate on a 52-53 week fiscal year ending the Sunday nearest December 31. There are 40 weeks included for the nine-month period ended September 30, 2004, and 39 weeks for the nine-month period ended September 30, 2003. There are 13 weeks included for the three-month periods ended September 30, 2004 and September 30, 2003.

Revenues. Revenues increased $645,000 or 3.0%, to $22.3 million for the three months ended September 30, 2004, from $21.7 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, revenues increased $4.5 million or 7.0% to $69 million from $64.5 million for the nine months ended September 30, 2003. The increase in revenues is primarily attributable to growth in our instrument processing programs and an extra week of operations for the nine-months ended September 30, 2004.

Gross Profit. Gross profit increased $259,000 or 5.0%, to $5.4 million for the three months ended September 30, 2004, from $5.1 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, gross profit increased $916,000 or 5.6% to $17.2 million from $16.3 million for the nine months ended September 30, 2003. As a percentage of revenues, gross profit increased by 0.4% to 24.2% for the three months ended September 30, 2004, from 23.8% for the three months ended September 30, 2003. For the nine months ended September 30, 2004, gross profit percentage decreased 0.3% to 25.0% from 25.3% for the nine months ended September 30, 2003. The increase in gross profit percentage for the more recent three-month period is attributable to an increase in revenues and a reduction in labor expenses at our processing facilities, offset by increases in the costs of health insurance, depreciation and facility maintenance. The decrease in gross profit percentage for the more recent nine-month period reflects increases in the costs of health insurance, depreciation, property taxes and facility maintenance, partially offset by an increase in revenues and decreases in facility exit costs and building lease expenses.

Distribution Expenses. Distribution expenses remained consistent at $1.5 million for the three-month periods ended September 30, 2004 and September 30, 2003. For the nine months ended September 30, 2004, distribution expenses increased $172,000 or 3.9%, to $4.6 million from $4.5 million for the nine months ended September 30, 2003. This increase is attributable to an increase in transaction volume. As a percentage of revenues, distribution expenses remained consistent at 6.7% for the three-month periods ended September 30, 2004 and September 30, 2003. For the nine-month period ended September 30, 2004, distribution expenses as a percentage of revenue decreased 0.2% to 6.7% from 6.9% for the nine-month period ended September 30, 2003. The decrease in distribution expenses as a percentage of revenue is a result of our leveraging distribution expenses associated with existing routes.

Selling and Administrative Expenses. Selling and administrative expenses increased $200,000 or 5.4% to $3.9 million for the three months ended September 30, 2004 from $3.7 million for the three months ended September 30, 2003. Selling and administrative expenses increased $446,000 or 4.0%, to $11.6 million for the nine months ended September 30, 2004, from $11.1 million for the nine months ended September 30, 2003. As a percentage of revenues, selling and administrative expenses increased 0.4% to 17.4% for the three months ended September 30, 2004, from 17.0% for the three months ended September 30, 2003 due primarily to increases in severance expense. For the nine months ended September 30, 2004, selling and administrative expenses as a percentage of revenues decreased 0.4% to 16.8% from 17.2% for the nine months ended September 30, 2003 due to the revenue growth. Selling and administrative expense dollars increased primarily due to severance expense from the employment termination of Joseph A. Largey as Chief Executive Officer on September 27, 2004.

Income from Operations. Income from operations increased $10,000 or 66.7%, to $25,000 for the three months ended September 30, 2004 from $15,000 for the three months ended September 30, 2003. For the nine months ended September 30, 2004, income from operations increased $298,000 or 40.0% to $1.0 million from $745,000 for the nine months ended September 30, 2003. As a percentage of revenues, income from operations remained consistent at 0.1% for the three months ended September 30, 2004 and the three months ended September 30, 2003. For the nine months ended September 30, 2004, income from operations as a percentage of revenues increased 0.3% to 1.5% from 1.2% for the nine months ended September 30, 2003. The increase in revenues combined with improved operating efficiencies within our facilities and leveraged distribution costs contributed to improved income from operations.

Interest Expense, Net. Interest expense decreased $26,000 or 9.9% to $236,000 for the three months ended September 30, 2004, from $262,000 for the three months ended September 30, 2003. For the nine months ended September 30, 2004 interest expense decreased $157,000 or 18.0% to $717,000 from $874,000 for the nine months ended September 30, 2003. The decrease in interest expense was primarily due to the reduction of the outstanding balance of the credit facility from $9.0 million at September 30, 2003, to $4.9 million at September 30, 2004.

Income Tax Expense (benefit). Income tax benefit decreased $9,000 to $83,000 for the three months ended September 30, 2004, compared to a benefit of $92,000 for the three months ended September 30, 2003. For the nine months ended September 30, 2004, income tax expense increased $177,000 to $128,000 from a benefit of $49,000 for the nine months ended September 30, 2003. Income tax expense (benefit) is a function of our net income and effective tax rate. The effective tax rates for the three and nine months ended September 30, 2004 were 39.4% and 39.3%, compared to 37.5% and 37.6% for the same periods of 2003, respectively.

Liquidity and Capital Resources

Our principal source of capital has been cash flows from operations. We also have availability under our revolving credit facility to satisfy working capital and capital expenditure needs, if necessary.

We generated $8.0 million of cash from operating activities during the nine months ended September 30, 2004, compared to $8.1 million generated during the nine months ended September 30, 2003.

Net cash used in investing activities increased $4.1 million for the nine months ended September 30, 2004 to $5.6 million from $1.5 million in the nine months ended September 30, 2003. The increase is due primarily to an increase in purchases of reusable surgical products.

We spent $967,000 and $684,000 in the nine months ended September 30, 2004 and 2003, respectively, on purchases of property, plant and equipment. We spent $4.6 million and $848,000 in the nine months ended September 30, 2004 and 2003, respectively, on purchases of reusable surgical products. In 2004, we resumed normal purchases of reusable surgical products after reducing our purchases in 2003 from amounts in 2002. We estimate that our expenditures for property, plant and equipment and reusable surgical products will be $2.0 to $3.0 million for the remainder of 2004, although this amount will fluctuate depending on the growth of our business.

During the first nine months of 2004, our purchases of reusable surgical products and capital expenditures were $2.8 million less than our depreciation, amortization and provision for reusable surgical products’ shrinkage expenses for that period. The resulting positive cash flow and improved operating results for the period enabled us to pay down our revolving credit facility by $2.1 million during the nine months ended September 30, 2004.

Our outstanding balances under the revolving credit facility were approximately $4.9 million and $7.0 million on September 30, 2004, and December 31, 2003, respectively. As of September 30, 2004, we had cash of $289,000 as well as an additional $5.6 million available under our revolving credit facility. The amount available under our revolving credit facility is limited by a financial covenant requiring that we maintain a 2.5 to 1.0 consolidated leverage ratio (earnings coverage of debt) at the end of each fiscal quarter. The credit facility is scheduled to mature on June 30, 2006.

We expect to exercise an option to purchase our corporate headquarters building, which is a 42,382 square foot building located in Tampa, Florida. The actual purchase price will be the greater of original cost (approximately $4,000,000) or the building’s value as determined by an appraisal using a process that the lease describes. We expect to initiate a judicial proceeding with the owner and landlord requesting that the court determine several legal issues regarding the appraisal. We expect to complete the purchase of the building within the next 12 months, after determination of the appraised value. We expect to obtain mortgage financing to fund the purchase, supplemented by our existing credit facility, if necessary.

The building is currently recorded as a capital lease in our financial statements. In accordance with FASB Interpretation # 26, Accounting for Purchase of a Leased Asset by the Lessee During the Term of the Lease, the difference, if any, between the purchase price and the carrying amount of the lease obligation will be recorded as an adjustment of the carrying amount of the asset on our balance sheet. When we complete the purchase transaction, the building will be depreciated over its remaining useful life.

We believe that our cash flow from operating activities and funds available under our credit facility will be sufficient to fund our growth and anticipated capital requirements for the next twelve months.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

The outstanding balances under our $30.0 million revolving credit facility were approximately $4.9 million and $7.0 million on September 30, 2004 and December 31, 2003, respectively. The interest rate (4.34% as of September 30, 2004) varies between 200 and 350 basis points over LIBOR, depending on our consolidated leverage ratio (earnings coverage of debt). We are subject to changes in our interest expense on this facility based on fluctuations in interest rates. Assuming an outstanding balance of this facility of $4.9 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $12,250 per quarter.

Interest on our bonds that financed two of our facilities is at a rate that approximates LIBOR. We are subject to changes in our interest expense on these bonds based on fluctuations in interest rates. Assuming an outstanding balance of these bonds of $9.2 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $23,000 per quarter. We do not have any other material market risk sensitive instruments.

Certain Considerations

This report, other documents that we publicly disseminate, and oral statements that are made on our behalf contain or might contain both statements of historical fact and forward-looking statements. Examples of forward-looking statements include: (a) projections of revenue, earnings, capital structure, and other financial items, (b) statements of our plans and objectives and our management, (c) statements of future economic performance, and (d) assumptions underlying statements regarding the Company or our business. The statements set forth below discuss important factors that could cause actual results to differ materially from any forward-looking statements. We assume no obligation to update these forward-looking statements.

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

Dependence on Significant Customers. During the nine months ended September 30, 2004, Novation, HPG, and MedAssets HSCA, Inc. hospitals accounted for approximately 27%, 16%, and 13% respectively of our sales, compared to 34%, 15%, and 10% for Novation, HPG and Premier, Inc. respectively for the nine months ended September 30, 2003. No single hospital accounts for more than 8% of our sales. Although each Novation, HPG, MedAssets HSCA, Inc., hospital can make its purchasing decisions on an individual basis, the loss of a substantial portion of the Novation, HPG, or MedAssets HSCA, Inc. hospitals’ business would have a material adverse effect on us.

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

Natural Disasters. Some geographic areas where we conduct our business could be adversely affected by natural disasters, including hurricanes, tropical storms and earthquakes. These events could have a material adverse effect on our business, for example, by delaying our product deliveries or damaging our facilities or our customer’s facilities.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, we concluded that our disclosure controls and procedures are effective in timely alerting us to material information required to be included in our filings with the SEC.

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

The Executive Committee of our Board of Directors is overseeing our daily operations until we appoint a successor to replace our former Chief Executive Officer, who resigned on September 27, 2004. We included certifications of a member of our Executive Committee and Chief Financial Officer as exhibits to this report as required by Section 302 of the Sarbanes-Oxley Act of 2002. The foregoing information concerning our evaluation of disclosure controls referenced in the Section 302 certifications should be read with the Section 302 certifications to more completely understand them.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are party to certain litigation in the ordinary course of business. We do not believe these proceedings, individually or in the aggregate, to be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31	Certifications by a member of the Executive Committee and the Chief Financial Officer (CFO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by a member of the Executive Committee and CFO of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SRI/SURGICAL EXPRESS, INC.

Date: November 10, 2004	By:	/s/ James T. Boosales
Executive Committee Member

Date: November 10, 2004	By:	/s/ Charles L. Pope
Chief Financial Officer