Form 10-K
period 2004-12-31
SRI SURGICAL EXPRESS INC
filed 2005-03-28
CIK 1014041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on June 30, 2004, as reported on the NASDAQ National Market, was approximately $22,700,000. For purposes of this determination, the Registrant excluded shares of Common Stock known to be held by officers, directors, and 10% shareholders, because those persons might be deemed affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The Registrant had 6,262,524 shares of Common Stock outstanding as of February 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be held on May 18, 2005 is incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated.

SRI/SURGICAL EXPRESS, INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2004

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

We provide central processing and supply chain management services to hospitals and surgery centers throughout the United States. We help health care providers balance their needs for quality, safety, efficiency and cost-effectiveness by providing a unique combination of outsourced instrument supply and processing services, high-quality reusable and disposable surgical products (including gowns, towels, drapes, and basins), and what we believe to be the industry’s most comprehensive case cart management system. We believe that this combination of superior quality products, outsourcing services and flexible delivery solutions differentiates us from our competitors.

We operate from ten Food and Drug Administration regulated reusable processing facilities, strategically located throughout the United States of America, and one disposable products facility. Our integrated “closed-loop” process starts with daily delivery of surgical supplies to the health care provider. At the same time, we pick up used reusable textiles and surgical instruments for return to our processing facility. After we return used products to our processing facility, we sort, clean, inspect, package, sterilize, and ship them back to the health-care providers. We believe this “closed-loop” system eliminates the need for health care providers to stock on-hand inventory and greatly simplifies our customers’ surgical supply chain process.

We believe that we offer a better alternative to entirely disposable custom procedure packs by combining reusable and disposable products. Our reusable products allow health care providers to reduce medical waste disposal costs and also increase the quality of surgical gowns used by their staff and physicians. Additionally, with our daily just-in-time delivery model, our customers’ working capital requirements should be favorably affected by their ability to carry less on-hand inventory of disposable products to support their surgical procedures.

With the continued growth of managed care and reductions in procedure reimbursement, health care providers are under significant pressure to reduce operating costs while improving the quality of care. We are well positioned to help with both objectives. To reduce operating costs, we offer comprehensive procedure bundling solutions and outsourcing of surgical instrument processing. By providing surgical instruments of superior functionality and bundling solutions that allow surgical staff to shift focus from supply management to patient management, we help our customers significantly reduce operating and capital costs, increase revenue, and improve the quality of patient care.

We maintain an internet website located at www.surgicalexpress.com. On our website we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished to the Securities and Exchange Commission (SEC). This information is made available as soon as reasonably practicable after we electronically file with or furnish it to the SEC. Information contained on our website, whether currently posted or posted in the future, is not part of this document or any documents incorporated by reference in this document. Our Code of Ethics and Corporate Compliance Policy is also posted on our website.

Market

The United States health care market includes approximately 6,000 acute care hospitals and 4,000 freestanding surgery centers. According to industry sources, these health care providers performed approximately 33 million surgical procedures in 2004.

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

In the early 1990s, we successfully introduced reusable surgical gowns and drapes of exceptional quality for health care suppliers seeking an alternative to disposable products. We supplemented these reusable products with disposable custom packs that complete the product requirements of a surgical procedure. In recent years, we introduced the supply and reprocessing of high quality surgical instruments, and can now manage our customers’ central processing and supply chain management for most of the products that they require for surgical procedures.

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

Leverage Infrastructure with Increased Penetration in Existing Markets. Our existing facilities combined currently operate at less than 50% of their aggregate annual revenue capacity and provide ample room for business growth without incremental capital investment.

Customers

As of December 31, 2004, we serve a customer base of hospitals and surgery centers located in 19 states throughout the United States. Our strategy is to concentrate on the supply chain management needs of our current customer base, and also focus on hospital operating rooms and surgery centers that are surgical procedure intensive.

We maintain short-term agreements to supply several group purchasing organizations, including Novation, HealthTrust Purchasing Group (HPG), MedAssets HSCA, Broadlane (for Tenet Healthcare), Consorta, and Shared Services Healthcare. Novation is the supply company for Voluntary Hospitals of America (VHA) and University HealthSystem Consortium (UHC). HealthTrust Purchasing Group (HPG) is a group purchasing organization representing over 600 hospitals and surgery centers. MedAssets is the largest independent purchasing group in the United States. Tenet Healthcare owns and operates 78 acute care hospitals in 13 states. Consorta is a leading healthcare resource management and group purchasing organization, whose shareholders are faith based or non-profit health systems. Shared Services is a southeastern group purchasing organization. With Novation, HPG, MedAssets and other agreements, our products and services are available to over 2,000 providers and surgery centers across the United States. We continue to pursue additional group purchasing organization contracts that would allow us opportunities to further penetrate the health care market.

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

Our ComfortSure™ Liquid Resistance and Liquid Proof gowns are both made from GORE® Surgical Barrier Fabric materials that are highly breathable and provide excellent protection to the user. The added protection is critical to health care providers given continuing concerns of doctors, staff, and regulatory authorities regarding transmission of blood-borne pathogens, including HIV and hepatitis viruses. The Liquid Resistance and Liquid Proof gowns are ideal for procedures with high bodily fluid volume and of longer duration. Our Standard Surgical gown is made from an advanced micro-fiber polyester fabric and is ideal for procedures with minimal fluid exposure and of shorter duration.

We contract with third-party vendors for weaving of micro-fiber fabric and cutting and sewing of gowns and drapes. In August 1998, we signed a ten-year sales and manufacturing agreement with Standard Textile Co., Inc., under which Standard Textile manufactures the bulk of our reusable textile products with fabric provided by W.L. Gore and other textile suppliers.

To complement our reusable surgical products, we offer disposable accessory packs containing single-use disposable products, such as gauze, needles, syringes, and tubing. These packs are developed to a customer’s specifications, and in combination with our reusable line of surgical products, offer a cost-effective high-quality alternative to custom procedure packs containing all disposable products.

Our instrument-processing program, called AccuSetSM, offers our customers the benefit of consistently available surgical instruments processed at an FDA regulated facility. Our thorough inspection and cleaning process assures that surgical instruments are functional and meet rigorous quality standards. At this time, we offer general, laparoscopic, orthopedic, and labor and delivery instrument processing at our facilities. As of December 31, 2004, we serviced instrument programs at 47 hospitals from eight of our facilities.

We offer instruments as part of the AccuSetSM program pursuant to a Joint Marketing Agreement with Aesculap, Inc., one of the oldest and largest worldwide suppliers of surgical instruments. Aesculap furnishes and repairs surgical instruments that we deliver to our customers. Aesculap receives an agreed upon fee from each procedure based on the number and kinds of procedures performed with its instruments and the number and combination of instruments used for each procedure.

Our physician specific ReadyCaseSM case cart management system combines reusable products, disposable packs, surgical instruments, and physician preference items to provide most of the products required for a surgical procedure. The system allows customers to develop and implement best practice protocols. We believe that ReadyCaseSM is the most complete case cart system available in the market. By delivering such a high percentage of surgical products and instruments used in a procedure, ReadyCaseSM seeks to reduce our customers’ supply chain management costs, improve their operational efficiency, and increase their revenue by improving throughput in their surgical area. ReadyCaseSM customers are able to view and analyze cost per procedure data and identify product standardization opportunities through our proprietary web portal.

We implemented Radio Frequency Identification (RFID) Technology in our ten processing facilities. RFID Technology is a method for identifying and tracking objects based on the use of a small tag that stores a unique code. We incorporated “multi-read” RFID tags into our reusable surgical gowns and drapes, which allows us to replace the use of labor intensive bar code scanning to track product usage. This technology offers us improved inventory control and monitoring of product quality. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

Employees

As of December 31, 2004, we employed 867 people, consisting of 59 persons in management, administration and finance at our corporate office, and 808 people in various positions assigned to our facilities. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.

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

Our reusable products are regulated as medical devices by the FDA, which regulates the development, production, distribution, and promotion of medical devices in the United States. Various states in which we do business also regulate medical devices. Pursuant to the Federal Food Drug and Cosmetics Act (the “FDA Act”), our medical devices are subject to general controls regarding FDA inspections of facilities, “Current Good Manufacturing Practices (“CGMP’s”)”, labeling, maintenance of records, and medical device reporting with the FDA. To the extent required, we have obtained FDA pre-market approval of our devices under Section 510(k) of regulations issued under the Code of Federal Regulations (CFR), that provides for FDA approval on an expedited basis for products shown to be substantially equivalent to devices already cleared by the FDA and currently legally marketable in the United States. Products must be produced in establishments registered with the FDA and manufactured in accordance with CGMP’s, as defined under the Federal Food, Drug, and Cosmetic Act. In addition, our medical devices must be initially listed with the FDA, and our labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The Medical

Device Reporting regulation obligates us to provide information to the FDA on injuries or deaths alleged to have been associated with the use of a product or in connection with certain product failures that could have caused serious injury or death. If we fail to comply with the applicable provisions of the Federal Food, Drug, and Cosmetic Act, the FDA may institute proceedings to detain or seize products, impose fines, enjoin future company activities, impose product labeling restrictions, or enforce product recalls or withdrawals from the market.

We and our hospital customers also must comply with regulations of OSHA, including the bloodborne pathogen standards requiring “universal” precautions be observed to minimize exposure to blood and other bodily fluids. To comply with these requirements, our employees wear personal protective equipment when handling soiled linens and materials in the facility’s decontamination area. Properly used, our products allow our hospital customers to protect their employees in compliance with the OSHA regulations. We must comply with local regulations governing the discharge of water used in our operations. We use local licensed contractors to dispose of any biohazardous waste generated by the hospital and received by us and therefore do not need to obtain permits for biohazardous waste disposal. We must comply with DOT and OSHA regulations governing the transportation of biohazardous materials, which include containing and labeling waste as well as reporting various discharges. We comply with these regulations by confining soiled products inside marked liquidproof bags for transport within secured and appropriately labeled transfer carts. A third-party contractor provides sterilization of our disposable accessory packs. The use of ethylene oxide by the contractor in the sterilization of our disposable accessory packs is subject to regulation by FDA, OSHA, and the Environmental Protection Agency.

In addition, other federal, state and local regulatory authorities, including those enforcing laws which relate to the environment, fire hazard control, and working conditions, have jurisdiction to take actions that could have a material adverse effect on us. We make expenditures from time to time to comply with environmental regulations, but do not expect to make any material capital expenditures for environmental compliance in 2005.

Factors That Might Affect Future Results

The cautionary statements set forth below discuss important factors that could cause actual results to differ materially from any forward-looking statements.

Sales Process and Market Acceptance of Products and Services. Our future performance depends on our ability to increase revenues to new and existing customers. Our sales process to acquire new customers is typically between 6 and 18 months in duration from initial contact to purchase commitment, because of industry factors such as the complicated approval process within hospitals for purchases from new suppliers, the long duration of existing supply contracts, and implementation delays pending termination of a hospital’s previous supply relationships. Our future performance also depends on market acceptance of our product and service offerings, which emphasize the supply of reusable surgical products to a market that predominantly uses disposable products. We are also regularly developing new instrument programs. We are subject to a risk that the market will not broadly accept these product offerings.

Need for Capital. Our business is capital intensive and requires annual capital expenditures for additional surgical products and equipment to achieve our operating plans. Our inability to obtain adequate capital would have a material adverse effect on us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Note E of Notes to Financial Statements.”

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

Dependence on Significant Customers. During 2004, hospitals belonging to three group purchasing organizations (Novation, HPG, and MedAssets) accounted for approximately 56% of our sales. During 2003, hospitals belonging to three group purchasing organizations (Novation, HPG, and Premier, Inc.) accounted for approximately 59% of our sales. Our business with these group-purchasing organizations (GPO) is pursuant to short-term agreements, which are subject to renewal from time to time through competitive processes. Although each GPO member hospital currently makes its purchasing decisions on an individual basis, the loss of a substantial portion of the GPO hospitals’ business would have a material adverse effect on us. No single health care provider accounts for more than 8% of our revenues.

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

Government Regulation. Significant aspects of our business are subject to state and federal statutes and regulations governing, among other things, medical waste disposal and workplace health and safety. In addition, most of the products furnished or sold by us are subject to regulation as medical devices by the U.S. Food and Drug Administration, as well as by other federal and state agencies. Our facilities are subject to quality systems inspections by FDA officials. The FDA has the power to enjoin future violations, seize adulterated or misbranded devices, require the manufacturer to remove products from the market, and publicize relevant facts. Federal or state governments might impose additional restrictions or adopt interpretations of existing laws that could materially and adversely affect us. See “Business—Regulation.”

Product Liability. The use of medical devices such as surgical instruments entails an inherent risk of product liability or other claims initiated by patients. Any of those claims in excess of our insurance coverage or not covered by insurance could adversely affect our results of operations.

Item 2. Properties

We operate ten processing facilities that range in size between 30,000 and 63,500 square feet in Baltimore, Chattanooga, Cincinnati, Dallas, Houston, Los Angeles, Raleigh, Salt Lake City, Stockton, and Tampa. Each facility has standardized processes and equipment, including computerized and fully automated heavy-duty washers, dryers, and sterilizers to achieve consistent decontamination and sterilization of reusable surgical products and instruments. We use Good Manufacturing Practices at each facility, and regularly implement at all facilities efficiencies that have been developed and tested at one location.

Our properties and the major markets they serve are summarized below. We own our Chattanooga, Cincinnati, Houston, and Stockton processing facilities; we lease the remaining reprocessing facilities. We also lease our Disposable Accessory Pack facility in Plant City, Florida, where we assemble and package surgical products into customized disposable accessory packs. We transport these disposable accessory packs to a third party facility for sterilization before they are sent to our reprocessing facilities for final delivery. We believe that our existing facilities adequately serve our current requirements. The table below summarizes our properties as of December 31, 2004:

	Square Footage (Approx.)	Lease Expiration	Selected Markets Served
Processing Facilities:
Baltimore, Maryland	58,700	February 28, 2007 (Options to 2012)	Baltimore, Philadelphia, Richmond, New Jersey
Chattanooga, Tennessee	50,000	Owned	Atlanta, Birmingham, Nashville
Cincinnati, Ohio	50,000	Owned	Columbus, Cincinnati, Louisville, Lexington, Detroit, Cleveland
Dallas, Texas	53,000	March 31, 2008 (Options to 2010)	Dallas, Oklahoma City, Tulsa
Houston, Texas	30,000	Owned	Houston, San Antonio, Austin
Los Angeles, California	30,400	November 30, 2007 (Options to 2012)	San Diego, Los Angeles
Raleigh, North Carolina	63,500	March 31, 2012 (Options to 2022)	South Carolina, North Carolina
Salt Lake City, Utah	31,800	July 5, 2006 (Options to 2016)	Utah, Idaho
Stockton, California	57,000	Owned	Sacramento, San Francisco, Oakland
Tampa, Florida	63,000	January 23, 2012 (Options to 2032)	Florida

Service Centers:
Chicago, Illinois	3,200	November 30, 2004	Facility closed in 2004
Detroit, Michigan	23,000	September 30, 2007	(Options to 2012)
Louisville, Kentucky	10,000	(1)
Miami, Florida	4,000	January 31, 2006
Oklahoma City, Oklahoma	3,600	August 31, 2005

Warehouses:
Long Beach, California	3,300	July 31, 2005

Disposable products facility:
Plant City, Florida	40,800	February 28, 2010	(Options to 2013)

Corporate office:
Tampa, Florida	42,000	April 3, 2021

Other:
Southborough, Massachusetts (2)	13,600	June 30, 2005	Facility closed in 2003

(1)	Service center provided by hospital
(2)	Property subleased to a third party for remainder of lease term

Item 3. Legal Proceedings

We are party to certain litigation in the ordinary course of business. We do not believe these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

In May 2004, we initiated a judicial proceeding in Tampa, Florida with the owner and landlord of our Tampa corporate headquarters, requesting that the court determine several legal issues relating to the price that we will pay to purchase the facility under a purchase option in the facility lease. We have since exercised this purchase option. The landlord/owner filed counterclaims requesting rulings on these issues in its favor and also asserting that we are not entitled to exercise the option. Neither side is requesting monetary damages, except for legal fees incurred in the matter. The suit is in its early stages and the impact of this litigation on SRI cannot be determined at this time.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock trades publicly on the NASDAQ National Market system under the symbol “STRC.” The table below sets forth the high and low bid quotations for our common stock for fiscal years 2003 and 2004. These bid prices represent prices between dealers without adjustment for retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions.

Common Stock Price Range

Year ended December 31, 2003	High	Low
First quarter	$6.09	$4.00
Second quarter	$8.00	$4.36
Third quarter	$8.50	$5.72
Fourth quarter	$7.79	$6.01

Year ended December 31, 2004
First quarter	$8.32	$5.93
Second quarter	$10.56	$5.19
Third quarter	$7.74	$5.46
Fourth quarter	$6.75	$4.53

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

On February 28, 2005, there were approximately 39 holders of record of our common stock.

Information regarding equity compensation plans is incorporated by reference to the information set forth under the caption “Executive Officer Compensation” in the Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2004.

Item 6. Selected Financial Data

The following table contains certain selected financial data that have been derived from our audited financial statements. The data should be read in conjunction with the Financial Statements and Notes thereto incorporated into Item 8, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” incorporated into Item 7.

	Years Ended
	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2000
	(In thousands, except per share data)
Statement of operations data:
Revenues	$91,310	$86,474	$86,564	$86,426	$77,817
Cost of revenues	68,412	64,712	61,112	58,296	53,043

Gross profit	22,898	21,762	25,452	28,130	24,774
Distribution expenses	6,135	5,946	5,698	5,557	5,293
Selling and administrative expenses	15,436	15,086	14,933	12,512	11,224
Impairment of goodwill	5,244	—	—	—	—

Income (loss) from operations	(3,917)	730	4,821	10,061	8,257
Unrealized gain (loss) on derivative instruments	—	—	101	(407)	—
Interest expense, net	1,015	1,090	989	1,381	1,174

Income (loss) before income taxes	(4,932)	(360)	3,933	8,273	7,083

Income tax expense	66	139	1,474	3,103	2,463

Income (loss) before cumulative effect of change in accounting principle	(4,998)	(499)	2,459	5,170	4,620
Cumulative effect of change in accounting principle, net of tax	—	—	—	(113)	—

Net income (loss)	$(4,998)	$(499)	$2,459	$5,057	$4,620
Dividends on preferred stock	—	—	—	(56)	(204)

Net income (loss) available for common shareholders	$(4,998)	$(499)	$2,459	$5,001	$4,416

Basic earnings (loss) per common share:
Income (loss) available for common shareholders before cumulative effect of change in accounting principle	$(0.80)	$(0.08)	$0.38	$0.85	$0.78
Cumulative effect of change in accounting principle	—	—	—	(0.02)	—

Earnings (loss) per common share	$(0.80)	$(0.08)	$0.38	$0.83	$0.78

Basic earnings (loss) per diluted share:
Income (loss) before cumulative effect of change in accounting principle	$(0.80)	$(0.08)	$0.38	$0.78	$0.73
Cumulative effect of change in accounting principle	—	—	—	(0.02)	—

Earnings (loss) per diluted share	$(0.80)	$(0.08)	$0.38	$0.76	$0.73

Weighted average common shares outstanding:
Basic	6,263	6,265	6,391	6,037	5,673

Diluted	6,263	6,265	6,500	6,591	6,360

Balance sheet data (at end of period):
Reusable surgical products, net	$23,506	$22,035	$25,642	$25,554	$24,168
Total assets	80,686	85,567	91,906	82,685	66,516
Notes payable to bank	4,981	7,009	15,452	17,612	15,593
Obligation under capital lease	4,987	4,515	4,455	4,562	—
Bonds payable	9,040	9,700	9,700	—	—
Total liabilities	33,372	33,255	39,061	32,781	23,664
Shareholders’ equity	47,314	52,312	52,845	49,904	42,852

The following selected unaudited quarterly information is being disclosed in accordance with Regulation S-K (Item 302):

	Quarters Ended
	Mar. 31, 2004	Jun. 30, 2004	Sep. 30, 2004	Dec. 31, 2004
	(In thousands, except per share data)
For the year ended December 31, 2004:

Revenues	$23,869	$22,884	$22,311	$22,246
Gross profit	$5,981	$5,865	$5,408	$5,644
Net income (loss) available for common shareholders	$125	$201	$(128)	$(5,196)
Basic earnings (loss) per share	$0.02	$0.03	$(0.02)	$(0.83)
Diluted earnings (loss) per share	$0.02	$0.03	$(0.02)	$(0.83)

	Quarters Ended
	Mar. 31, 2003	Jun. 30, 2003	Sep. 30, 2003	Dec. 31, 2003
	(In thousands, except per share data)
For the year ended December 31, 2003:

Revenues	$21,460	$21,406	$21,666	$21,942
Gross profit	$5,824	$5,365	$5,149	$5,424
Net income (loss) available for common shareholders	$192	$(118)	$(155)	$(418)
Basic earnings (loss) per share	$0.03	$(0.02)	$(0.02)	$(0.07)
Diluted earnings (loss) per share	$0.03	$(0.02)	$(0.02)	$(0.07)

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

We provide central processing and supply chain management services to hospitals and surgery centers throughout the United States of America. We help health care providers balance their needs for quality, safety, environmental responsibility, efficiency and cost-effectiveness by providing a unique combination of outsourced instrument supply and processing services, high-quality reusable products (including gowns, towels, drapes, and basins), disposable surgical products, and what we believe to be the industry’s most comprehensive case cart management system.

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

Since his appointment as our CEO on December 1, 2004, Christopher Carlton and the Board of Directors have dedicated significant time confirming our future strategy and evaluating our resources. Our principal strategic opportunity to improve our operating results is to capitalize on our strong service capabilities and considerable infrastructure by leveraging our current relationships with existing customers and adding new customers. We plan to continue to focus on introducing our current and potential new customers to our physician-specific ReadyCaseSM case cart management system. We believe that our ReadyCaseSM growth strategy, begun in recent years, is a strong strategy that has not benefited from proper execution and focus. We have undertaken significant efforts to identify, recruit, and train new sales resources to help us fully execute these strategies.

We believe our facilities are strategically situated to capitalize on future market opportunities. These facilities currently operate at less than 50% of their aggregate annual revenue capacity and provide ample room for business growth without requiring significant incremental capital investment. We continue to seek ways to better maximize the efficiency and effectiveness of our operating processes.

Our revenue growth is primarily determined by our number of customers, the number and type of surgical procedures that we service for each customer, and pricing for our various types of surgical packs and procedures. Our revenue growth and efficiency in delivering products and services to customers primarily determine our profitability.

We incur most of our cost of revenues from processing the reusable surgical products (instruments and linens) at our processing facilities. We also amortize the cost of our reusable surgical products that we own and supply to customers over their expected useful life. Our instrument supply arrangements use instruments owned by Aesculap, which receives an agreed upon fee for each procedure based on the number and kinds of procedures performed with its instruments and the number and combination of instruments used for each procedure. This arrangement allows us to limit our cost of capital for instrument programs. The RFID technology we implemented will offer us improved inventory control and monitoring of product quality.

In 2004, we continued to experience significant pricing and competitive pressures, principally from competitors offering disposable alternatives to our reusable products, which we expect will continue in 2005. However, we achieved overall revenue growth of 5.6% from 2003 from the continued growth of our instrument processing programs and expansion of our business with existing customers. Even though we successfully managed to achieve revenue growth, we did not meet our expectations. We believe that a greater focus on the implementation of our strategy should enable us to achieve better results in the future.

Our net loss for 2004 of approximately $5.0 million ($0.80 per basic and diluted share) includes a non-cash charge to operations in our fourth quarter of $5.1 million (after tax) or $0.82 per share from the impairment of our entire goodwill from previous acquisitions. Excluding this charge, we had non-GAAP net earnings for 2004 of $102,000 ($0.02 non-GAAP net earnings per basic and diluted share).

Non-GAAP net earnings or loss excludes the impairment charge, does not measure financial performance under GAAP, and is not a substitute for or superior to GAAP net earnings. We believe this measure presents our results on a more comparable operational basis by excluding the impairment charge as a significant and non-recurring item.

We test our goodwill for impairment in accordance with Financial Accounting Standards Board Statement 142 (“Goodwill and Other Intangible Assets”), as noted below under “Critical Accounting Policies and Estimates.” In preparing our 2004 financial statements, we recorded a non-cash impairment charge related to the carrying value of our goodwill for the 2004 year, based principally on an analysis by an independent valuation firm of our market value, historical and projected cash flows, and comparative market data. The charge will not result in future cash expenditures or affect compliance with our financial covenants with lenders.

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions, and estimates that affect the amounts reported in our financial statements and accompanying notes. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that these estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. Note B to our financial statements describes the significant accounting policies and methods that we use in preparing our financial statements. We identified the following critical accounting policies that affect the more significant judgments, assumptions and estimates used in preparing our financial statements:

Allowance for Doubtful Accounts. Our allowance for doubtful accounts relates to accounts receivable not expected to be collected from our customers. This allowance is based on our assessment of the collectibility of specific customer balances, the overall aging of the balances, and the financial stability of the customer. If a major customer’s creditworthiness deteriorates or actual defaults run at a rate higher than historical experience, we would be required to increase this allowance, which could adversely affect our results of operation.

Reserves for Shrinkage, Obsolescence, and Scrap for Reusable Surgical Products. We determine our reserves for shrinkage and obsolescence of our reusable surgical products based on historical experience. We treat any products not scanned by our radio frequency identification system (RFID) for a 210-day period as lost. Also, as we gain more data from experience with RFID, we may determine that our reserves need to be adjusted, which could adversely affect our results of operations. We determine our reserve for scrap based upon quality assurance initiatives and historical evidence. Our reserve for instrument losses is based on our assessment of our historical loss experience for owned instruments. The majority of the instruments are owned and provided by Aesculap, which mitigates our risk. If actual scrap and loss exceed our estimates, our reserves for shrinkage, obsolescence and scrap would increase, which could adversely affect our results of operations.

Amortization of Reusable Products. Our reusable surgical products are stated at cost and amortization is computed on a basis similar to the units of production method. We estimate the useful lives for each product based on our estimate of the total number of “uses” for which the product will be available. We estimate that our products using the three principal fabrics (accounting for 85% of the reusable surgical products) will be available for 75, 100, and 125 uses, based on several factors, including our actual experience with these products. A reduction of five uses in the estimated life of these products would have increased our amortization expense for 2004 by approximately $200,000 to $300,000. We believe our RFID technology will enable us to evaluate these useful lives more often. If our actual use experience with these products is shorter than these assumptions, our amortization rates for reusable products would increase, which could adversely affect our results of operation.

Reserves for Shrinkage and Obsolescence for Inventories. We determine our reserves for shrinkage and obsolescence of our inventories based on historical results, including the results of cycle counts performed during the year and the evaluation of the aging of finished goods of reusable surgical products and disposable packs. If actual losses exceed our estimates, our inventory reserves would increase, which could adversely affect our results of operation.

Health Insurance Reserves. We offer employee benefit programs, including health insurance, to eligible employees. We retain a liability up to $75,000 annually for each health insurance claim. Health insurance costs are accrued using estimates to approximate the liability for reported claims and claims incurred but not reported. If actual claim results exceed our estimates, our health insurance reserve would increase, which could adversely affect our results of operations.

Impairment of Goodwill and Other Intangible Assets. We review our goodwill and other intangible assets for impairment annually or more frequently if indicators of impairment arise using the process prescribed in SFAS 142, Goodwill and Other Intangible Assets. The testing for impairment of goodwill is performed in two steps: (1) potential impairment is identified by comparing the fair value of a reporting unit (based on market capitalization, undiscounted cash flows, or other acceptable methods) with its carrying amount; and (2) if fair value is less than the carrying amount, an impairment loss is estimated as the excess of the carrying amount of the goodwill over its fair value. Goodwill must be written down when impaired.

Based on the 2003 and 2002 annual impairment tests, performed with the assistance of an independent third party valuation group, we determined that no impairment existed.

During the fourth quarter of fiscal 2004, we completed the annual fair value impairment assessment as of October 1, 2004 (updated to December 31, 2004), utilizing a qualified independent valuation group. Based on this assessment, we concluded that the fair value of our goodwill was zero, resulting in a non-cash impairment charge of $5.1 million (net of tax) related to the carrying value of our goodwill for 2004. Fair value of goodwill was estimated using a combination of market value, historical and projected cash flows, and comparative market data.

Income Taxes. Income taxes have been provided using the liability method in accordance with SFAS 109, Accounting for Income Taxes. In accordance with SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in operations in the period that includes the enactment date of the rate change. The tax benefits must be reduced by a valuation allowance in certain circumstances. Realization of the deferred tax benefits is dependant on generating sufficient taxable income prior to expiration of any net operating loss carry-forwards (NOL’s). The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided for as necessary. During 2003, we recorded a valuation allowance of $379,000 attributable to our limited ability to utilize our state tax credit carry-forward. During 2004, we increased this valuation allowance by $410,000 to $789,000 to reserve all new and remaining state tax credit carry-forward we believe will not be realized.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)). Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Statement 123(R) replaces Statement 123, Accounting for Stock-Based Compensation and supersedes Opinion 25, Accounting for Stock Issued to Employees. As originally issued in 1995, Statement 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. We will be required to apply Statement 123(R) as of the first interim reporting period that begins after June 15, 2005, and we plan to use the modified-prospective method, effective July 1, 2005. We are currently evaluating the impact Statement 123(R) will have and, based on a preliminary analysis, expect to incur approximately $375,000 in additional compensation expense during the period of July 1, 2005 to December 31, 2005.

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain items reflected in our statements of operations:

	Years Ended December 31,
	2004	2003	2002
Revenues	100.0%	100.0%	100.0%
Cost of revenues	74.9%	74.8%	70.6%

Gross profit	25.1%	25.2%	29.4%

Distribution expenses	6.7%	6.9%	6.6%
Selling and administrative expenses	16.9%	17.5%	17.2%
Impairment of goodwill	5.8%	—	—

Income (loss) from operations	(4.3)%	0.8%	5.6%

Unrealized gain(loss) on derivative instruments	—	—	0.1%
Interest expense, net	1.1%	1.2%	1.2%

Income (loss) before income taxes	(5.4)%	(0.4)%	4.5%

Income tax expense	0.1%	0.2%	1.7%

Net income (loss)	(5.5)%	(0.6)%	2.8%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

We operate on a 52-53 week fiscal year ending the Sunday nearest December 31. There are 53 weeks included for the year ended December 31, 2004, and 52 weeks for the year ended December 31, 2003.

Revenues

Revenues increased $4.8 million, or 5.6%, to $91.3 million in 2004, from $86.5 million in 2003. The increase in revenues is primarily attributable to growth in our instrument processing programs and an extra week of operations in fiscal 2004. In 2004, we successfully reduced the rate of our customer losses while achieving revenue growth from our existing core customer base.

Gross Profit

Gross profit increased $1.1 million, or 5.2%, to $22.9 million in 2004, from $21.8 million in 2003. As a percentage of revenues, gross profit decreased 0.1%, to 25.1% in 2004, from 25.2% in 2003. The increase in gross profit dollars reflects the growth in our instrument business offset slightly by the impact of competitive pricing pressures. The Radio Frequency Identification (RFID) technology implemented in our reusable processing facilities enabled us to eliminate labor intensive bar code scanning and better identify product usage in 2004. These benefits were partially offset by the continued impact of pricing pressures and increased costs of health insurance claims and workers’ compensation insurance. We were also negatively impacted by a need to reserve additional slow moving RSP products.

Distribution Expenses

Distribution expenses increased $0.2 million, or 3.2%, to $6.1 million in 2004, from $5.9 million in 2003. As a percentage of revenues, distribution expenses decreased 0.2%, to 6.7% in 2004, from 6.9% in 2003. The increase in distribution expense dollars resulted primarily from an extra week of operations for the year ended December 31, 2004. As a percentage of revenue, we were able to reduce our vehicle insurance costs and better leverage our distribution routes in 2004.

Selling and Administrative Expenses

Selling and administrative expenses increased $0.3 million, or 2.3%, to $15.4 million in 2004, from $15.1 million in 2003. As a percentage of revenues, selling and administrative expenses decreased 0.6%, to 16.9% in 2004, from 17.5% in 2003. The overall increase in expense is primarily due to severance expense from the employment termination of the former CEO in September 2004.

Impairment of Goodwill

We recorded a non-cash impairment charge of $5.1 million (net of tax) related to the entire carrying value of our goodwill in 2004. See “Overview” and “Critical Accounting Policies and Estimates”.

Interest Expense, Net

Interest expense decreased $75,000, or 6.9%, to $1.0 million in 2004, from $1.1 million in 2003. The decrease can be attributed to our continued ability to reduce the outstanding balance of the credit facility from $7.0 million at December 31, 2003, to $5.0 million at December 31, 2004, offset slightly by the increase in overall interest rates.

Income Tax Expense

Income tax expense decreased $73,000 from $139,000 in 2003 to $66,000 in 2004. Income tax expense is usually a function of our net income (loss) and effective tax rate. During 2004, certain state tax credits were deemed unrecoverable resulting in an additional valuation allowance being applied against our deferred tax assets. This determination was made after extensive review of the future recoverability of the state tax credits. See Note H—Income Taxes.

Net Income (loss) Per Common Share

We recorded a net loss per common share of $0.80 on a diluted and basic per share basis for 2004 compared with net loss per common and diluted share of $0.08 in 2003. Our net loss for 2004 included a non-cash charge to operations of $5.1 million (net of tax) or $0.82 per share from impairment of our goodwill from previous acquisitions. This impairment charge was partially offset by an increase in revenues primarily attributable to growth in our instrument processing programs and an extra week of operations.

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

Liquidity and Capital Resources

Recently, our principal source of capital has been cash flows from operations. We also have available borrowings under our revolving credit facility to satisfy working capital and capital expenditure needs, if necessary.

We generated $12.4 million of cash from operating activities during 2004, compared to $14.1 million in 2003. Our cash flow from operations decreased during 2004 compared to 2003, principally due to increases in disposable inventory and accounts receivable, partially offset by decreased prepaid expenses and increased accounts payable. In 2004, we increased our sales of disposable products to one of our largest customers, which required us to maintain higher levels of disposable inventory. We also increased our purchases of reusable surgical products from Standard Textile due to favorable tax depreciation provisions in 2004. Both of these factors attributed to the overall increase in accounts payable.

Our net cash used in investing activities increased $4.3 million for the year ended December 31, 2004 to $9.8 million from $5.5 million in the year ended December 31, 2003. The increase is primarily due to increased purchases of reusable surgical products in 2004 as compared to 2003.

We spent $1.4 million and $2.3 million in the years ended December 31, 2004 and 2003, respectively, to purchase property, plant and equipment. We spent $8.3 million and $3.1 million in the years ended December 31, 2004 and 2003, respectively, to purchase reusable surgical products. We estimate that our expenditures for property, plant and equipment (approximately $2.5 to $3 million) and reusable surgical products (approximately $6.3 to $6.5 million) will be approximately $9.0 to $9.5 million for the next twelve months. This amount will fluctuate depending on the growth of our business. We also plan to make additional expenditures related to our further implementation of our RFID technology to better enable us to track our product usage.

Net cash used in financing activities decreased $5.7 million for the year ended December 31, 2004 to $2.9 million from $8.6 million. During 2004, we repaid $2.0 million of our revolving credit facility to reduce the outstanding balance from $7.0 million to $5.0 million. During 2003, we repaid $8.4 million of our revolving credit facility to reduce the outstanding balance from $15.5 million to $7.0 million. In 2004, we also repaid $660,000 of our bonds payable to reduce the outstanding balance from $9.7 million to $9.0 million.

We have a $30.0 million revolving credit facility with Wachovia Bank and SouthTrust Bank. Wachovia completed an acquisition of SouthTrust in October 2004. Our outstanding balances under the revolving credit facility were approximately $5.0 million and $7.0 million on December 31, 2004, and December 31, 2003, respectively. As of December 31, 2004, we had cash of $413,000, as well as an additional $6.6 million available under our revolving credit facility. The amount available under our revolving credit facility is limited by a financial covenant requiring that we maintain at least a 2.5 to 1.0 consolidated leverage ratio (earnings coverage of debt) at the end of each fiscal quarter.

The credit facility is secured by substantially all of our assets and has a scheduled maturity date of June 30, 2006. The facility’s interest rate (4.89% as of December 31, 2004) varies between 200 and 350 basis points over LIBOR depending on our consolidated leverage ratio. The credit facility requires us to maintain (a) tangible net worth of not less than $45.0 million plus 75% of cumulative net income for each fiscal quarter beginning with the fiscal quarter ended June 30, 2003; (b) a consolidated leverage ratio of not more than 2.5 to 1.0 measured as of the end of each fiscal quarter for the four fiscal quarters then ended; and (c) a funds flow coverage ratio of not less than 2.5 to 1.0 measured at the end of each fiscal quarter. The credit facility restricts us from paying dividends, incurring additional indebtedness, encumbering assets, and entering into merger, consolidation or liquidation transactions representing greater than 10.0% of consolidated assets. We complied with all requirements of the credit facility as of December 31, 2004.

In December 2004, we exercised an option to purchase our corporate headquarters building, which is a 42,382 square foot building located in Tampa, Florida. The actual purchase price will be the greater of original cost (approximately $4,000,000) or the building’s value as determined by an appraisal using a process that the lease describes. We have initiated a judicial proceeding with the owner and landlord requesting that the court determine several legal issues regarding the appraisal. See Item 3 and Note N to the Financial Statements. We expect to complete the purchase of the building within the next 12 months, after final determination of the appraised value. We are currently negotiating to obtain mortgage financing to fund the purchase, supplemented by our existing credit facility, if necessary.

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

In 1999, we issued public bonds to fund the construction of two of our reusable processing facilities. Interest expense adjusts based on rates that approximate LIBOR (2.54% at December 31, 2004). Starting in 2004, we began amortizing the bonds through quarterly payments of $165,000. Balloon principal payments of $3.1 million are due on the bonds in 2014. The bonds payable are secured by the two reusable processing facilities.

Letters of credit issued by Wachovia Bank back these bonds. We paid a commitment fee of approximately $128,000 (125 basis points) for the letters of credit in February 2004. The letters of credit must be renewed each year through maturity in 2014.

We believe that our cash flows from operating activities and funds available under our credit facility will be sufficient to fund our growth and anticipated capital requirements for the next twelve months. As of December 31, 2004 and 2003, we have no off-balance sheet financing.

Our contractual cash obligations for future minimum payments, including interest, under our capital lease, operating leases, bonds payable, and notes payable to bank as of December 31, 2004, are as follows:

Contractual Obligations

Payments due by period (000’s)	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Notes payable to bank, bonds payable and obligation under capital lease (1)	$24,757	$1,508	$7,628	$2,702	$12,919
Operating leases (2)	13,888	3,320	5,269	2,915	2,384

Total contractual cash obligations	$38,645	$4,828	$12,897	$5,647	$15,303

(1)	The table reflects that our Revolving Credit Facility is scheduled to mature on June 30, 2006. We would expect to renew the facility under similar terms when it matures. In December 2004, we exercised the option to purchase our corporate headquarters building which is reflected under the capital lease on the schedule, although we have deferred completing the purchase pending the resolution in litigation of legal issues relating to the price payable under the option. See “Legal Proceedings.”.
(2)	These operating leases are subject to renewals that we may exercise, however, the amounts related to these renewals are not included in the table. See Properties.

We offer instruments pursuant to our Joint Marketing Agreement with Aesculap, Inc. Under the terms of this agreement, Aesculap furnishes and repairs all of the surgical instruments that we deliver to customers and receives an agreed upon fee for each procedure. We also have a procurement agreement with Standard Textile under which we agree to purchase 90% of our reusable surgical products from them. We are not bound to purchase any minimum quantity of products under these agreements, however, we expect to make payments under the contracts to fulfill our requirements. We estimate that our payments under these agreements will be between $15.0 and $17.0 million in 2005. Amounts paid under these agreements will vary based upon changes in customer demand, amortization rates, product prices, and other variables affecting our business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The outstanding balances under our revolving credit facility were approximately $5.0 million and $7.0 million on December 31, 2004 and December 31, 2003, respectively. The credit facility’s interest rate (4.89% as of December 31, 2004) varies between 200 and 350 basis points over LIBOR, depending on our leverage ratio

(earnings coverage of debt). We are subject to changes in our interest expense on this facility based on fluctuations in interest rates. Assuming an outstanding balance of this facility of $5.0 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $12,500 per quarter.

Interest on our bonds that financed two of our facilities is at a rate that approximates LIBOR. We are subject to changes in our interest expense on these bonds based on fluctuations in interest rates. Assuming an outstanding balance of these bonds of $9.0 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $22,500 per quarter.

We do not have any other material market risk sensitive instruments.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

SRI/Surgical Express, Inc.

We have audited the accompanying balance sheet of SRI/Surgical Express, Inc. as of December 31, 2004, and the related statement of operations, shareholders’ equity, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SRI/Surgical Express, Inc. at December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/    GRANT THORNTON LLP

Tampa, Florida

March 18, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of SRI/Surgical Express, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the financial statements of SRI/Surgical Express, Inc. referred to in our report dated March 18, 2005, which is included in Part II of this Annual Report on SEC Form 10-K for the year ended December 31, 2004. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The 2004 changes in valuation and valuation accounts as of December 31, 2004, included in this schedule have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/    GRANT THORNTON LLP

Tampa, Florida

March 18, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

SRI/Surgical Express, Inc.

We have audited the accompanying balance sheet of SRI/Surgical Express, Inc. as of December 31, 2003, and the related statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedule for each of the two years in the period ended December 31, 2003 listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SRI/Surgical Express, Inc. at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the two years in the period ended December 31, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Certified Public Accountants

Tampa, Florida

February 18, 2004

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
Revenues	$91,310	$86,474	$86,564
Cost of revenues	68,412	64,712	61,112

Gross profit	22,898	21,762	25,452
Distribution expenses	6,135	5,946	5,698
Selling and administrative expenses	15,436	15,086	14,933
Impairment of goodwill	5,244	—	—

Income (loss) from operations	(3,917)	730	4,821
Unrealized gain on derivative instruments	—	—	101
Interest expense, net	1,015	1,090	989

Income (loss) before income taxes	(4,932)	(360)	3,933

Income tax expense	66	139	1,474

Net income (loss) available for common shareholders	$(4,998)	$(499)	$2,459

Basic earnings (loss) per common share:	$(0.80)	$(0.08)	$0.38

Diluted earnings (loss) per common share:	$(0.80)	$(0.08)	$0.38

Weighted average common shares outstanding—basic	6,263	6,265	6,391

Weighted average common shares outstanding—diluted	6,263	6,265	6,500

See accompanying notes to financial statements.

SRI/SURGICAL EXPRESS, INC.

BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2004	2003
ASSETS

Cash and cash equivalents	$413	$627
Accounts receivable, net	11,424	10,416
Inventories, net	7,573	6,030
Prepaid expenses and other assets	1,617	2,676
Reusable surgical products, net	23,506	22,035
Property, plant and equipment, net	36,153	38,539
Goodwill, net	—	5,244

Total assets	$80,686	$85,567

LIABILITIES AND SHAREHOLDERS’ EQUITY

Notes payable to bank	$4,981	$7,009
Accounts payable	8,479	6,921
Employee related accrued expenses	1,565	1,149
Other accrued expenses	1,845	1,577
Obligation under capital lease	4,987	4,515
Bonds payable	9,040	9,700
Deferred tax liability, net	2,475	2,384

Total liabilities	33,372	33,255
Shareholders’ Equity
Preferred Stock – authorized 5,000,000 shares of $0.001 par value; no shares issued and outstanding at December 31, 2004 and 2003	—	—

Common Stock-authorized 30,000,000 shares of $0.001 par value; issued and outstanding 6,262,524 shares at December 31, 2004 and 2003	6	6

Additional paid-in capital	29,389	29,389
Retained earnings	17,919	22,917

Total shareholders’ equity	47,314	52,312

Total liabilities and shareholders’ equity	$80,686	$85,567

See accompanying notes to financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2001	6,318,177	$6	$28,941	$20,957	$49,904
Exercise of stock options	105,100	—	1,193	—	1,193
Repurchase and retirement of common stock	(154,400)	—	(948)	—	(948)
Income tax benefit from exercise of stock options	—	—	237	—	237
Net income	—	—	—	2,459	2,459

Balance at December 31, 2002	6,268,877	6	29,423	23,416	52,845
Exercise of stock options	400	—	2	—	2
Repurchase and retirement of common stock	(6,753)	—	(36)	—	(36)
Net loss	—	—	—	(499)	(499)

Balance at December 31, 2003	6,262,524	6	29,389	22,917	52,312
Net loss	—	—	—	(4,998)	(4,998)

Balance at December 31, 2004	6,262,524	$6	$29,389	$17,919	$47,314

See accompanying notes to financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(4,998)	$(499)	$2,459
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,448	4,162	3,253
Impairment of goodwill	5,244	—	—
Amortization of reusable surgical products	4,742	4,506	3,564
Provision for reusable surgical products’ shrinkage	2,076	2,240	1,899
Loss on disposal of property, plant and equipment	31	59	—
Deferred income taxes	91	680	640
Unrealized gain on derivative instruments	—	—	(101)
Change in assets and liabilities:
Accounts receivable, net	(1,008)	(127)	1,607
Inventories, net	(1,493)	947	(240)
Prepaid expenses and other assets	1,059	277	(322)
Accounts payable	1,558	1,492	(1,050)
Employee related and other accrued expenses	684	405	83

Net cash provided by operating activities	12,434	14,142	11,792

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,428)	(2,317)	(2,851)
Purchase of interest in SRI Realty Trust, Inc.	—	—	(881)
Purchases of reusable surgical products	(8,339)	(3,139)	(5,551)

Net cash used in investing activities	(9,767)	(5,456)	(9,283)

Cash flows from financing activities:
Net repayment on revolving credit notes payable to bank	(2,028)	(8,443)	(2,160)
Repayment on bonds payable	(660)
Payment of derivative instrument	—	—	(488)
Payments on obligation under capital lease	(193)	(119)	(107)
Net proceeds from issuance (repurchase) of common stock	—	(34)	245

Net cash used in financing activities	(2,881)	(8,596)	(2,510)

Increase (decrease) in cash and cash equivalents	(214)	90	(1)
Cash and cash equivalents at beginning of year	627	537	538

Cash and cash equivalents at end of year	$413	$627	$537

Supplemental cash flow information:
Cash paid for interest	$990	$1,190	$1,048

Cash paid (received) for income taxes	$(714)	$(624)	$1,195

Supplemental schedule of non-cash investing activities:
Assets acquired and debt assumed through purchase of interest in SRI Realty Trust, Inc.	$—	$—	$9,700

Assets acquired under capital lease	$665	$179	$—

Income tax benefit from exercise of stock options	$—	$—	$208

See accompanying notes to financial statements.

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS

SRI/Surgical Express, Inc. (“SRI” or the “Company”) provides central processing and supply chain management services to hospitals and surgery centers across the United States. The Company offers a combination of disposable surgical products and high-quality reusable products (including gowns, towels, drapes, and basins), out-sourced instrument processing services and a comprehensive case cart management system. At ten regional facilities, the Company collects, sorts, cleans, inspects, packages, sterilizes and delivers its reusable products on a just-in-time basis. The Company operates in one industry segment.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. The financial statements reflect the Company’s year-end as of December 31 for presentation purposes. There were 53 weeks included for the year ended December 31, 2004 and 52 weeks included for the years ended December 31, 2003, and 2002.

Basis of Presentation

In December 2002, the Company acquired 100% of the interests in SRI Realty Trust, Inc. (“Realty Trust”) from an unrelated third party. In 2003, Realty Trust was dissolved as a legal entity and its net assets were transferred to the Company.

Use of Estimates

Management is required to make estimates and assumptions during the preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America. These estimates and assumptions affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable, Net

The Company has accounts receivable from hospitals and surgery centers. The Company does not believe that there are substantial credit risks associated with those receivables and does not require any form of collateral from its customers. The allowance for doubtful accounts as of December 31, 2004 and 2003 was approximately $276,000 and $175,000, respectively. The allowance for doubtful accounts relates to accounts receivable not expected to be collected and is based on management’s assessment of specific customer balances, the overall aging of the balances, and the financial stability of the customers. The Company’s write-offs for uncollectible accounts (determined based on specific account evaluations) are insignificant to its results of operations. The Company does not customarily charge interest on accounts receivable.

Concentration of Credit Risk

For the year ended December 31, 2004, revenues relating to hospitals belonging to three group purchasing organizations (Novation, HPG, and MedAssets) collectively accounted for approximately 56% of the Company’s

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

revenues. For the years ended December 31, 2003 and 2002, revenues relating to hospitals belonging to these group purchasing organizations collectively accounted for approximately 59% and 59% of the Company’s revenues, respectively. No single hospital or surgery center accounted for more than 8.0% of the Company’s revenues for the years ended December 31, 2004, 2003, and 2002.

Inventories, Net

Inventories, consisting principally of consumables, supplies, and disposable surgical products, are valued at the lower of cost or market, with cost being determined on the first-in, first-out method. As of December 31, 2004 and 2003, inventory consists of the following:

	December 31,
	2004	2003
	(in 000’s)
Raw materials	$4,029	$2,812
Work in progress	223	151
Finished goods	3,692	3,322

	7,944	6,285
Less: Inventory reserve	(371)	(255)

	$7,573	$6,030

Reusable Surgical Products, Net

Reusable surgical products (RSP), consisting principally of gowns, towels, drapes, basins, and instruments are stated at cost. Amortization is computed on a basis similar to the units of production method. Estimated useful lives are based on the estimated total number of available uses for each product. The expected total available usage for its products using the three principal fabrics (accounting for 85% of reusable surgical products) is 75, 100, and 125, respectively, based on several factors, including the Company’s historical experience with these products. Accumulated amortization as of December 31, 2004 and 2003 was approximately $13.7 million and $13.3 million, respectively.

As of December 31, 2004 and 2003, the Company had reserves for RSP shrinkage, obsolescence and scrap of approximately $1,869,000 and $1,137,000, respectively.

Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost. Depreciation and amortization are computed by the straight-line method with a half-year convention over the estimated useful lives of the assets, or the term of the related leases for leasehold improvements.

Commissions

A majority of the Company’s sales representatives earn commissions as a percentage of actual customer revenue pursuant to a commission plan implemented in 2003 and amended in 2004. The amount of commissions paid as a percentage of revenue increases based upon the gross profit realized on a customer’s account. Commissions are accrued on a monthly basis based upon customer revenue and gross profit results for the current month. In 2004 and 2003, the Company incurred approximately $1,346,000 and $886,000, respectively, in commissions, which are recorded in selling and administrative expenses in the accompanying statements of operations.

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Health Insurance

The Company offers employee benefit programs, including health insurance, to eligible employees. The Company retains a liability of up to $75,000 annually for each health insurance claim. Health insurance costs are accrued using estimates to approximate the liability for reported claims and claims incurred but not reported. In 2004, 2003, and 2002, the Company incurred approximately $2,455,000, $1,457,000 and $1,935,000 for health insurance claims, respectively.

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

The Company owns substantially all of the reusable surgical products provided to customers, except instruments. A third party provides the reusable surgical instruments that are included in the comprehensive surgical procedure-based delivery and retrieval service and receives a fee from SRI. In accordance with Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company acts as a principal in this arrangement and reports the revenue gross for the comprehensive surgical procedure-based delivery and retrieval service. The third party agent fee charged to the Company is included in cost of revenues in the statements of operations.

Advertising

Costs associated with advertising are charged to expense as incurred. During the fiscal years ended December 31, 2004, 2003 and 2002, advertising costs of approximately $214,000, $210,000 and $11,000, respectively, were charged to selling and administrative expenses in the Company’s statements of operations.

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

Derivative Instruments

In 1999, the Company entered into certain interest rate swaps in connection with the construction of two reusable processing facilities (See Note F). The Company recognized an unrealized gain of $101,000 in 2002, prior to the termination of the interest rate swaps in April 2002.

The Company does not have any derivative instruments as of December 31, 2004 or 2003.

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Exit or Disposal Activities

During 2003, the Company closed its Boston service center when service was terminated to the Company’s sole customer in that market. The Company recognized exit costs totaling approximately $104,000 related to employee termination costs, contract termination costs, and inventory obsolescence to close this service center. Approximately eight production employees worked through the completion of the consolidation and received severance and benefits. The Company subleased the building to an unrelated third party for the remainder of the lease term through June 2005.

Also during 2003, the Company consolidated the operations of its Detroit facility into its Cincinnati facility. The Detroit facility was converted into a service center that distributes products to customers in that market. The Company recognized exit costs totaling approximately $92,000 for employee severance and benefit costs and equipment impairment during 2003 in this consolidation. Approximately 45 production employees worked through the completion of the consolidation and received severance and benefits.

Employee Termination Costs

As part of several human resource changes including the prior CEO and various sales positions, the Company recognized approximately $382,000 in selling and administrative expenses associated with employment termination expenses in 2004. As of December 31, 2004, the Company has approximately $245,000 accrued in employee related accrued expenses, which will be paid out in 2005.

Stock-based Compensation

The Company previously accounted for its stock-based compensation in accordance with the provisions of Accounting Principles Board (APB) Opinion No.25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of granting of stock options only if the current market price of the underlying stock exceeded the exercise price. In 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No.123, Accounting for Stock Based Compensation (“SFAS 123”), as amended by Statement of Financial Accounting Standards No.148, Accounting for Stock-Based Compensation—Transition and Disclosure, which permits entities to recognize as expense over the vesting period the fair value of all stock based awards on the date of the grant. Alternatively, SFAS 123 allows entities to continue to apply the provisions of APB Opinion No.25 and provide pro forma net income (loss) and pro forma net income (loss) per share disclosures for employee stock options granted as if the fair value based method defined in SFAS 123 had been applied. The Company adopted the provisions of SFAS 123 and SFAS 148 on January 1, 2003, but elected to continue to apply the provisions of APB Opinion No.25 as allowed under the provisions of SFAS 123.

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company’s net income (loss) and earnings (loss) per share would be reduced to the pro forma amounts indicated below:

		Years ended December 31,
		2004	2003	2002
Earnings (loss)	As reported	$(4,998)	$(499)	$2,459
Compensation expense, net of tax	Pro forma	(581)	(763)	(837)

	Pro forma	$(5,579)	$(1,262)	$1,622

Basic earnings (loss) per share available for common shareholders	As reported	$(0.80)	$(0.08)	$0.38
Compensation expense, net of tax	Pro forma	(0.09)	(0.12)	(0.13)

	Pro forma	$(0.89)	$(0.20)	$0.25

Diluted earnings (loss) per share	As reported	$(0.80)	$(0.08)	$0.38
Compensation expense, net of tax	Pro forma	(0.09)	(0.12)	(0.13)

	Pro forma	$(0.89)	$(0.20)	$0.25

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)). Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Statement 123(R) replaces Statement 123, Accounting for Stock-Based Compensation and supersedes Opinion 25, Accounting for Stock Issued to Employees. As originally issued in 1995, Statement 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company will be required to apply Statement 123(R) as of the first interim reporting period that begins after June 15, 2005, and the Company plans on using the modified-prospective method, effective July 1, 2005. The Company is currently evaluating the impact Statement 123(R) will have and, based on a preliminarily analysis, expects to incur approximately $375,000 in additional compensation expense during the period July 1, 2005 to December 31, 2005.

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

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE C—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Useful Lives In Years	December 31,
		2004	2003
		(in 000’s)
Land	—	$702	$702
Construction in process	—	815	870
Buildings and improvements	20-40	16,419	15,918
Leasehold improvements	2-18	8,769	8,621
Machinery and equipment	3-12	22,421	21,395
Office furniture, equipment and computers	1.5-10	7,855	7,431

		56,981	54,937
Less: Accumulated depreciation and amortization		20,828	16,398

		$36,153	$38,539

For the years ended December 31, 2004, 2003 and 2002, depreciation and amortization expense was approximately $4.4 million, $4.2 million, and $3.3 million, respectively.

NOTE D—GOODWILL

Goodwill represents the excess of acquisition costs over the fair value of the net assets acquired. The 2003 goodwill balance of $5.2 million is stated at cost, net of approximately $774,000 of accumulated amortization.

The Company accounts for its goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under this standard, the Company is required to perform a goodwill impairment test at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. The testing for impairment of goodwill is performed in two steps: (1) potential impairment is identified by comparing the fair value of a reporting unit (based on market capitalization, undiscounted cash flows, or other acceptable methods) with its carrying amount; and (2) if fair value is less than the carrying amount, an impairment loss is estimated as the excess of the carrying amount of the goodwill over its fair value. Goodwill must be written down when impaired.

Based on the 2003 and 2002 annual impairment tests, performed with the assistance of an independent third party valuation group, the Company determined that no impairment existed.

During the fourth quarter of fiscal 2004, the Company completed the annual fair value impairment assessment as of October 1, 2004 (updated to December 31, 2004), utilizing a qualified independent valuation group. Based on this assessment, the Company concluded that the fair value of its goodwill was zero, resulting in a non-cash impairment charge of $5.1 million (net of tax) related to the carrying value of its goodwill for 2004. Fair value of the reporting unit was estimated using a combination of market value, historical and projected cash flows, and comparative market data.

NOTE E—NOTES PAYABLE TO BANK

The Company has a $30.0 million revolving credit facility with Wachovia Bank and SouthTrust Bank. The Company’s outstanding balances under the revolving credit facility were approximately $5.0 million and $7.0 million on December 31, 2004, and December 31, 2003, respectively.

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The credit facility is secured by substantially all of the Company’s assets and has a scheduled maturity date of June 30, 2006. The facility’s interest rate (4.89% as of December 31, 2004) varies between 200 and 350 basis points over LIBOR depending on the Company’s consolidated leverage ratio. The credit facility requires the Company to maintain (a) tangible net worth of not less than $45.0 million plus 75% of cumulative net income for each fiscal quarter beginning with the fiscal quarter ended June 30, 2003; (b) a consolidated leverage ratio of not more than 2.5 to 1.0 measured as of the end of each fiscal quarter for the four fiscal quarters then ended; and (c) a funds flow coverage ratio of not less than 2.5 to 1.0 measured at the end of each fiscal quarter. The credit facility restricts the Company from paying dividends, incurring additional indebtedness, encumbering its assets, and entering into merger, consolidation or liquidation transactions representing greater than 10.0% of consolidated assets. The Company complied with all requirements of the credit facility as of December 31, 2004 and 2003.

As of December 31, 2004, the Company had an additional $6.6 million available under its revolving credit facility. The amount available under the revolving credit facility is limited by a financial covenant requiring that the Company maintain a 2.5 to 1.0 consolidated leverage ratio (earnings coverage of debt) at the end of each fiscal quarter.

The credit facility allows the Company to repurchase its common stock through open market purchases at prevailing market prices. During 2004, the Company did not repurchase any shares of its common stock. During 2003, the Company repurchased 6,753 shares of its common stock, at an aggregate cost of approximately $36,000. During 2002, the Company repurchased 154,400 shares of its common stock, at an aggregate cost of approximately $948,000.

For the years ended December 31, 2004, 2003, and 2002, interest expense was approximately $1.0 million, $1.1 million, and $1.0 million, respectively. Interest expense in 2004, 2003, and 2002 included approximately $400,000, $355,000, and $352,000, respectively, of interest related to a capital lease.

NOTE F—BONDS PAYABLE

In 1999, the Company issued public bonds to fund the construction of two of its reusable processing facilities. Interest expense adjusts based on rates that approximate LIBOR (2.54% at December 31, 2004). Starting in 2004, the Company began amortizing the bonds through quarterly payments of $165,000. Balloon principal payments of $3.1 million on the bonds are due in 2014. The bonds payable are secured by the two reusable processing facilities.

Letters of credit issued by Wachovia Bank back these bonds. The Company paid a commitment fee of approximately $128,000 (125 basis points) for the letters of credit in February 2004. The letters of credit must be renewed each year through the bonds’ maturity in 2014.

Bond payments as of December 31, 2004 for the next five years are as follows:

Year ending December 31
2005	$660,000
2006	660,000
2007	660,000
2008	660,000
2009	660,000
Thereafter	5,740,000

Total	$9,040,000

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE G—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases offices, facilities, office equipment, and distribution vehicles under non-cancelable operating leases with terms ranging from one to fifteen years. The office and processing facility leases contain various renewal options and escalating payments. The Company intends to exercise certain aspects of these renewal options when the initial terms expire. The vehicle leases contain contingent rentals based on mileage.

Future minimum lease payments as of December 31, 2004 are as follows:

Year ending December 31
2005	3,320,000
2006	2,970,000
2007	2,299,000
2008	1,682,000
2009	1,233,000
Thereafter	2,384,000

Total	$13,888,000

Rental expense for the years ended December 31, 2004, 2003 and 2002 totaled approximately $4.2 million, $4.3 million, and $4.6 million (including contingent rentals of approximately $272,000, $278,000, and $296,000), respectively.

Capital Lease

The Company accounts for the lease of its Tampa, Florida corporate office as a capital lease. The term of the lease is 20 years which commenced March 24, 2001. As of December 31, 2004 and 2003, the Company had approximately $5.6 million and $5.6 million respectively (net of accumulated depreciation of approximately $1.3 million and $0.8 million as of December 31, 2004, and 2003, respectively) of buildings and leasehold improvements related to the corporate office. The building and improvements are included in property, plant and equipment (see Note C). The related liability of $5.0 million is recorded in obligation under capital lease in the balance sheets.

Future minimum lease payments related to the obligation under capital lease as of December 31, 2004 are as follows:

Year ending December 31
2005	$543,000
2006	497,000
2007	514,000
2008	518,000
2009	535,000
Thereafter	6,702,000

Total	9,309,000
Less: amount representing interest	(4,322,000)

Obligation under capital lease	$4,987,000

The annual lease amount is adjusted every other year by a factor of 4.04% to 8.16% depending on the consumer price index.

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In December 2004, the Company exercised its option to purchase the corporate headquarters building, which is a 42,382 square foot building located in Tampa, Florida. The actual purchase price will be the greater of original cost (approximately $4,000,000) or the building’s value as determined by an appraisal using a process that the lease describes. The Company initiated a judicial proceeding with the owner and landlord requesting that the court determine several legal issues regarding the appraisal (See Note N). The Company expects to complete the purchase of the building within the next 12 months, after final determination of the appraised value. The Company is also negotiating to obtain mortgage financing to fund the purchase.

The building is currently recorded as a capital lease in the Company’s financial statements. In accordance with FASB Interpretation # 26, Accounting for Purchase of a Leased Asset by the Lessee During the Term of the Lease, the difference, if any, between the purchase price and the carrying amount of the lease obligation will be recorded as an adjustment of the carrying amount of the asset on the Company’s balance sheet. Upon completion of the purchase transaction, the building will be depreciated over its remaining useful life.

Contractual Obligations

The Company offers instruments pursuant to a Joint Marketing Agreement with Aesculap, Inc. Under the terms of this agreement, Aesculap furnishes and repairs all of the surgical instruments that are delivered to customers and receives an agreed upon fee for each procedure. The Company also has a procurement agreement with Standard Textile under which the Company agrees to purchase 90% of its reusable surgical products from Standard Textile through 2008.

The Company’s management believes that Aesculap and Standard Textile’s prices are and will be comparable to prices available from other vendors. Standard Textile is a shareholder of the Company. If Aesculap or Standard Textile were unable to perform under these procurement agreements, the Company would need to obtain alternate sources for its reusable surgical products.

The Company is not bound to purchase any minimum quantity of products under these agreements, however, the Company expects to make payments under them to fulfill its requirements. The Company estimates that its payments under these agreements will be between $15.0 and $17.0 million in 2005. Amounts in subsequent years will be comparable, adjusted by changes in the Company’s customer demand, amortization rates, product prices, and other variables affecting its business. During 2004, 2003, and 2002 the Company purchased products in the amounts of $7.6 million, $2.4 million, and $4.7 million, respectively, from Standard Textile. During 2004, 2003, and 2002 the Company incurred fees of $7.3 million, $5.5 million, and $3.1 million, respectively, to Aesculap for instrument usage.

Management Incentive Plan

The Company has a Management Incentive Plan, the incentives of which are based on Company and personal performance factors and are adjusted to reflect the Company’s overall performance as determined by the Board of Directors. Payment of the cash incentives is made no later than the middle of the third month after the end of the incentive year. The participant must still be an employee of the Company at that time.

Approximately $135,000, $195,000, and $160,000 of incentives were recognized during the fiscal years ended December 31, 2004, 2003, and 2002, respectively.

Management Employment Agreements

The Company has an employment agreement with its Chief Executive Officer that provides for payment of one year’s base salary and a pro-rated bonus as severance if he is involuntarily terminated by the Company after

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

six months of employment. The executive is prohibited from competing with the Company during the two-year period following termination of his employment. The Company’s employment agreement with its Chief Financial Officer expired when he resigned on February 18, 2005.

NOTE H—INCOME TAX

The provisions for income taxes from continuing operations for the three years ended December 31 were as follows:

	2004	2003	2002
Current	$(25,000)	$(541,000)	$834,000
Deferred	91,000	680,000	640,000

Total	$66,000	$139,000	$1,474,000

Reconciliation of the federal statutory income tax rate of 34.0% to the effective income tax rate for the three years ended December 31 were as follows:

	2004	2003	2002
Federal statutory income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal	0.0	2.6	3.7
Non-deductible items	(33.9)	(7.9)	4.5
Benefit of state tax credits	6.5	38.9	(6.7)
Valuation allowance	(8.3)	(105.2)	—
Other, net	0.4	(1.0)	2.0

	(1.3)%	(38.6)%	37.5%

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
	2004	2003
Deferred tax assets:
Inventory	$837,000	$524,000
Accounts receivable	103,000	47,000
Accrued expenses	269,000	276,000
State tax credits	884,000	566,000
AMT tax credit	99,000	99,000
State NOL credit	61,000	—
Goodwill	102,000	—
Other	182,000	132,000

	2,537,000	1,644,000
Valuation allowance	(789,000)	(379,000)

	1,748,000	1,265,000

Deferred tax liabilities:
Property, Plant & Equipment	(3,930,000)	(3,390,000)
Software development costs	(50,000)	(211,000)
Other	(243,000)	(48,000)

	(4,223,000)	(3,649,000)

Net deferred income tax liability	$(2,475,000)	$(2,384,000)

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

At December 31, 2004, the Company has a federal alternative minimum tax (“AMT”) credit carry-forward of approximately $99,000 and a state tax credit carry-forward of approximately $95,000 ($884,000 less valuation allowance of $789,000). Approximately $49,000 of the state tax credit carry-forward has a 15-year carry-forward limitation, which begins to expire in 2012. The remaining state tax credit carry-forward amounts have no expiration period.

SFAS 109 requires a valuation allowance to reduce reported deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, an allowance of $789,000 has been established to reduce the deferred tax assets to the amount that will more likely than not be realized. During 2003, the Company recorded a valuation allowance of $379,000 attributable to its limited ability to utilize its state tax credit carry-forward. During 2004, the Company increased this valuation allowance by $410,000 to $789,000 to reserve all new and remaining state tax credit carry-forward that it believed would not be realized.

NOTE I—SHAREHOLDERS’ EQUITY

Common Stock

Subject to preferences which might be applicable to the Company’s outstanding Preferred Stock, the holders of the Common Stock are entitled to receive dividends when, as, and if declared from time to time by the Board of Directors out of funds legally available. The Company’s revolving credit facility restricts the Company from paying dividends (see Note E). In the event of liquidation, dissolution, or winding-up of the Company, holders of the Common Stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of any Preferred Stock then outstanding. The Common Stock has no preemptive or conversion rights and is not subject to call or assessment by the Company. There are no redemption or sinking fund provisions applicable to the Common Stock.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of Preferred Stock, $.001 par value per share. The Board of Directors has the authority, without any further vote or action by the Company’s shareholders, to issue Preferred Stock in one or more series and to fix the number of shares, designations, relative rights (including voting rights), preferences, and limitations of those series to the full extent now or hereafter permitted by Florida law. The Company does not have any outstanding shares of preferred stock.

NOTE J—STOCK OPTIONS

The Company maintains four stock option plans: the 1995 Stock Option Plan, the 1996 Non-Employee Director Plan, the 1998 Stock Option Plan, and the 2004 Stock Compensation Plan.

The 1995 Stock Option Plan

The 1995 Stock Option Plan was designed to provide employees with incentive or non-qualified options to purchase up to 700,000 shares of Common Stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement or termination of employment. As of December 31, 2004 and 2003, options to purchase 369,600 and 392,500 shares, respectively, were outstanding, and 85,200 and 62,300 options, respectively, were available to be granted under this Plan.

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The 1996 Non-Employee Director Plan

As amended on May 16, 2001, the Non-Employee Plan is designed to provide for the grant of non-qualified stock options to purchase up to 200,000 shares of Common Stock to members of the Board of Directors who are not employees of the Company. At the completion of its initial public offering, each non-employee director was granted options to purchase 4,000 shares of Common Stock for each full remaining year of the director’s term. Thereafter, on the date on which a new non-employee director is first elected or appointed, he or she is automatically granted options to purchase 4,000 shares of Common Stock for each year of his or her initial term, and will be granted options to purchase 4,000 shares of Common Stock for each year of any subsequent term to which he or she is elected. All options become exercisable ratably over the director’s term and have an exercise price equal to the fair market value of the Common Stock on the date of grant. As of December 31, 2004 and 2003, options to purchase 177,500 and 141,500 shares, respectively, were outstanding, and 22,500 and 58,500 options, respectively, were available to be granted under this Plan.

The 1998 Stock Option Plan

As amended on May 16, 2001, the 1998 Stock Option Plan is designed to provide employees with incentive or non-qualified options to purchase up to 600,000 shares of Common Stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. As of December 31, 2004 and 2003, options to purchase 429,100 and 430,300 shares, respectively, were outstanding, and 153,484 and 152,284 options, respectively, were available to be granted under this Plan.

The 2004 Stock Compensation Plan

The 2004 Stock Compensation Plan is designed to further the interests of the Company and its shareholders by providing incentives in the form of Stock Options or Restricted Stock grants to key employees and non-employee Directors who contribute materially to the success and profitability of the Company. The equity awards typically vest ratably over five years from the date of the grant. All outstanding grants vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. As of December 31, 2004, 500,000 shares of Common Stock were available to be granted under this Plan, and no grants have been made.

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

The fair value of each option grant is estimated on the date of grant using the Binomial options-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 2004, 2003 and 2002, respectively; no dividend yield for all years, expected volatility of 73%, 74% and 74%; risk-free

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

interest rates of approximately 3.9%, 3.9%, and 4.3% and expected lives of 6.5, 4.1, and 4.8 years. The weighted average fair value of options granted during the years ended December 31, 2004, 2003 and 2002 were $6.06, $5.86, and $6.33, respectively.

A summary of the status of the Company’s stock option plan as of December 31, 2004, 2003 and 2002 and changes during the years ended on those dates is presented below:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2001	886,884	$12.01
Granted	303,000	$10.18
Exercised	(105,100)	$11.35
Forfeited	(59,300)	$12.42

Outstanding as of December 31, 2002	1,025,484	$11.51
Granted	172,500	$5.86
Exercised	(400)	$5.75
Forfeited	(167,284)	$14.57

Outstanding as of December 31, 2003	1,030,300	$10.07
Granted	286,700	$6.06
Exercised	—	$—
Forfeited	(274,800)	$7.28

Outstanding as of December 31, 2004	1,042,200	$9.70

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2004:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
All Outstanding Options
$4.43 – 5.85	322,900	5.9	$5.22
$5.86 – 9.50	336,300	5.1	7.24
$9.51 – 17.50	292,000	5.1	14.26
$17.51 – 25.00	79,000	3.7	18.34
$25.01 – 32.00	12,000	6.4	31.78

	1,042,200		$9.70

Exercisable Options
$4.43 – 5.85	162,200		$5.17
$5.86 – 9.50	138,499		8.39
$9.51 – 17.50	231,000		14.46
$17.51 – 25.00	71,600		18.22
$25.01 – 32.00	12,000		31.78

	615,299		$11.42

At December 31, 2003 and 2002, exercisable options totaled 561,501 and 539,798 at weighted average exercise prices of $11.39 and $11.99, respectively.

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE K—EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Years ended December 31,
	2004	2003	2002
	(in 000’s except per share data)
Basic
Numerator:
Earnings (loss) available for common shareholders	$(4,998)	$(499)	$2,459

Denominator:
Weighted average shares outstanding	6,263	6,265	6,391

Earnings (loss) per common share—basic	$(0.80)	$(0.08)	$0.38

Diluted
Numerator:
Earnings (loss)	$(4,998)	$(499)	$2,459

Denominator:
Weighted average shares outstanding	6,263	6,265	6,391
Effect of dilutive securities:
Employee stock options	—	—	110

Weighted average shares outstanding—Diluted	6,263	6,265	6,500

Earnings (loss) per common share—diluted	$(0.80)	$(0.08)	$0.38

Options to purchase 607,800, 715,900 and 512,000 shares of common stock, respectively, were not included for fiscal years ended December 31, 2004, 2003 and 2002 because the options’ exercise prices were greater than the average market price of the common shares and therefore their effect is anti-dilutive. The dilutive effect of 434,400 and 314,400 options for the years ended December 31, 2004 and 2003, respectively, with an exercise price less than the average market price of the common shares were not included because the effect would be anti-dilutive due to the Company’s net loss for the year.

NOTE L—SRI 401(k) PLAN

The Company sponsors the SRI/Surgical Express, Inc. 401(k) Plan (the “Plan”), a defined contribution plan established under Section 401(k) of the U.S. Internal Revenue Code. Employees are eligible to contribute voluntarily to the Plan after six months of continued service, satisfying 1,000 hours of service, and attaining age 21. At its discretion, the Company may contribute 50% of the first 4% of the employee’s contribution. The Plan allows for employee elective contributions up to an amount equivalent to 15% of salary. Employees are always vested in their contributed balance and vest ratably in the Company’s contribution over three years. During 2003, the Company increased its discretionary contribution from 25% of the first 4% of employee’s contributions to 50% of the first 4% of employee’s contributions. For the years ended December 31, 2004, 2003, and 2002, the Company’s expense related to the Plan was approximately $265,000, $251,000, and $105,000, respectively.

NOTE M—RELATED PARTY TRANSACTIONS

The Company has a procurement agreement with Standard Textile under which the Company agrees to purchase 90% of its reusable surgical products from Standard Textile through 2008. Standard Textile is a shareholder of the Company. During 2004, 2003, and 2002 the Company purchased products in the amounts of $7.6 million, $2.4 million, and $4.7 million, respectively, from Standard Textile.

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

During the years ended December 31, 2004, 2003 and 2002, the Company paid approximately $37,000, $17,000, and $39,000, respectively, to a company to design and supply the components for water reclamation systems for Company facilities. A director and shareholder of the Company owns the business providing these services.

During the years ended December 31, 2004, 2003, and 2002, the Company paid approximately $154,000, $118,000, and $228,000, respectively, to a law firm. A member of the law firm was a shareholder of the Company when these services were rendered.

During the year ended December 31, 2004, the Company paid approximately $60,000 in consulting fees for assistance with daily management during the Company’s search for a new CEO. A director and shareholder of the Company owns the business that provided these services.

During the year ended December 31, 2004, the Company incurred approximately $15,000 in consulting fees for assistance with daily management during the Company’s search for a new CEO. The recipient is a director and shareholder of the Company.

During the year ended December 31, 2003, the Company paid $200,000 for consulting services to two directors of the Company. The Directors waived their $24,000 annual board retainers for 2003 due to their agreements.

During the year ended December 31, 2003, the Company paid approximately $18,000 to a company for the purchase of web-site design and graphic services. This company is owned and managed by a former employee and son of the former Chief Executive Officer of the Company.

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

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

certain of its former officers beginning on November 30, 2001, following its restatement of the financial results for the 2001 third quarter. The total settlement amount was $1,900,000, all of which was covered by insurance.

In May 2004, the Company initiated a judicial proceeding in Tampa, Florida with the owner and landlord of its Tampa corporate headquarters, requesting that the court determine several legal issues relating to the price that will be paid to purchase the facility under a purchase option in the facility lease. The Company has since exercised this purchase option. The landlord/owner filed counterclaims requesting rulings on these issues in its favor and also asserting that the Company is not entitled to exercise the option. Neither side is requesting monetary damages, except for legal fees incurred in the matter. The suit is in its early stages and the impact, if any, of this litigation on the Company cannot be determined at this time.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

SRI/SURGICAL EXPRESS, INC.

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Balance at end of Period
Allowance for doubtful accounts:

Year ended December 31, 2002	$132,000	$44,000	$(75,000)	$101,000
Year ended December 31, 2003	$101,000	$147,000	$(73,000)	$175,000
Year ended December 31, 2004	$175,000	$212,000	$(111,000)	$276,000
Reserve for shrinkage, obsolescence, and scrap: reusable surgical products

Year ended December 31, 2002	$1,204,000	$1,948,000	$(2,035,000)	$1,117,000
Year ended December 31, 2003	$1,117,000	$2,424,000	$(2,404,000)	$1,137,000
Year ended December 31, 2004	$1,137,000	$2,790,000	$(2,058,000)	$1,869,000
Reserve for shrinkage and obsolescence: disposable products

Year ended December 31, 2002	$200,000	$66,000	$(56,000)	$210,000
Year ended December 31, 2003	$210,000	$78,000	$(33,000)	$255,000
Year ended December 31, 2004	$255,000	$175,000	$(59,000)	$371,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 23, 2004, the Audit Committee of our Board of Directors, elected to retain Grant Thornton LLP (“Grant Thornton”), as our independent certified public accountants. Grant Thornton replaced Ernst & Young LLP (“Ernst & Young”), which previously served as our independent certified public accountant since April 1999. The decision to dismiss Ernst & Young and retain Grant Thornton was approved by the Board of Directors of the Company. The reports of Ernst & Young on our financial statements for the past two fiscal years did not contain adverse opinions or disclaimers of opinion, nor were they qualified as to uncertainty or audit scope. In connection with the audits of our financial statements for each of the two most recent fiscal years ended December 31, 2003, and in the subsequent interim period ended March 31, 2004, there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference to the matter in their report.

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

We have also evaluated our internal controls for financial reporting, and there have been no changes that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

We included certifications of our Chief Executive Officer and our Controller as exhibits to this report as required by Section 302 of the Sarbanes-Oxley Act of 2002. Our Controller is acting as our principal financial officer until we engage a chief financial officer to replace our former CFO, who resigned earlier this year. The foregoing information concerning our evaluation of disclosure controls referenced in the Section 302 certifications should be read with the Section 302 certifications to more completely understand them.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item concerning our executive officers and directors is incorporated by reference to the information set forth under the captions “Proposal No. 1: Election of Directors” and “Other Information” in our Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2004.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information set forth under the caption “Executive Officer Compensation” in our Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the information set forth under the caption “Other Information” in our Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2004.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the information set forth under the caption “Certain Relationships” in our Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2004.

Item 14. Principal Accounting Fees and Services

The information regarding this item is incorporated by reference to the information set forth under the captions “Ratification of Appointment of Independent Auditors—Principal Accounting Fees and Services” in our Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2004.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1.	The following Financial Statements of the Registrant are included in Part II, Item 8, Page 18:

		Report of Independent Registered Public Accounting Firm	20
		Report of Independent Registered Public Accounting Firm	21
		Report of Independent Registered Public Accounting Firm	22
		Statements of Operations for Years Ended December 31, 2004, 2003 and 2002	23
		Balance Sheets at December 31, 2004 and 2003	24
		Statements of Shareholders’ Equity for Years Ended December 31, 2004, 2003 and 2002	25
		Statements of Cash Flow for Years Ended December 31, 2004, 2003 and 2002	26
		Notes to Financial Statements	27

	2.	Financial Statement Schedules of the Registrant: See (c) below.

(b)		Exhibits: See Exhibit Index

(c)		Financial Statements Schedule: The valuation and qualifying accounts schedule is provided and all other financial statement schedules are omitted because of the absence of conditions requiring them.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1(1)	Restated Articles of Incorporation of the Company.

3.2(1)	Bylaws of the Company.

3.3(5)	First Amendment to Restated Articles of Incorporation dated as of August 31, 1998, of the Company (for Series A Preferred Stock).

4.1(1)	Specimen certificate for Common Stock of the Company.

4.2(7)	Trust Indenture dated as of February 1, 1999, between First Union National Bank and the Industrial Development Board of Hamilton County, Tennessee.

4.3(8)	Trust Indenture dated as of June 1, 1999, between First Union National Bank and First Security Bank, National Association.

10.1(1)	1995 Stock Option Plan, as amended, of the Company.

10.2(1)	Form of Stock Option Agreement between the Company and participants under the 1995 Stock Option Plan.

10.3(1)	Form of Indemnity Agreement between the Company and each of its executive officers.

10.4(1)	Lease Agreement dated August 16, 1991, between Coastal 2920 Corporation and Amsco SRI/Surgical Express, Inc., as amended and assigned to the Company.

10.5(1)	Lease dated August 28, 1992, among Winchester Homes, Inc. and Weyerhaeuser Real Estate Company and Amsco SRI/Surgical Express, Inc., as assigned to the Company.

10.6(1)	Texas Industrial Net Lease dated March 19, 1992, between the Trustees of the Estate of James Campbell, Deceased, and Amsco SRI/Surgical Express, Inc., as assigned to the Company.

10.7(1)	Lease dated March 30, 1992, between Walter D’Aloisio and Amsco SRI/Surgical Express, Inc., as assigned to the Company.

10.8(1)	Standard Industrial Lease—Multi-Tenant (American Industrial Real Estate Association) dated February 24, 1992, between Borstein Enterprises and Amsco SRI/Surgical Express, Inc., as assigned to the Company.

10.9(1)	Carolina Central Industrial Center Lease dated April 22, 1992, between Industrial Development Associates and Amsco SRI/Surgical Express, Inc., as assigned to the Company.

10.10(1)	Lease Agreement dated September 2, 1993, between Price Pioneer Company, Ltd., and Amsco SRI/Surgical Express, Inc., as assigned to the Company.

10.11(1)	Service Center Lease dated December 4, 1991, between QP One Corporation and Amsco SRI/Surgical Express, Inc., as assigned to the Company.

10.12(1)	Stock Option Agreement dated as of October 18, 1996, between Bertram T. Martin, Jr. and the Company.

10.13(2)	Stock Option Agreement dated as of May 2, 1996, between James M. Emanuel and the Company.

10.14(1)	1996 Non-Employee Director Stock Option Plan of the Company.

10.15(3)	Amendments No. 2 and 3 to the 1995 Stock Option Plan of the Company.

10.16(4)	Stock Option Agreement dated November 21, 1997, between Bertram T. Martin, Jr. and the Company.

10.17(4)	Corporate Service Agreement dated October 21, 1997, between Standard Textile Co., Inc. and the Company.

Exhibit Number	Exhibit Description
10.18(4)	1998 Stock Option Plan of the Company.

10.19(6)	Procurement Agreement dated August 31, 1998, between the Company and Standard Textile Co., Inc.

10.20(7)	Security Agreement dated as of February 1, 1999, between the Company and First Union National Bank (Revolving Line of Credit).

10.21(7)	Participation Agreement dated as of February 1, 1999, among the Company, First Union National Bank, and First Security Bank, National Association (lease facility).

10.22(7)	Credit Agreement dated as of February 1, 1999, between First Security Bank, National Association and First Union National Bank (lease facility).

10.23(7)	Lease Agreement dated as of February 1, 1999, between the Company and First Security Bank, National Association.

10.24(8)	Lease Agreement dated as of June 15, 1999, between the Company and ProLogis Limited Partnership IV.

10.25(9)	Lease Agreement dated as of June 10, 1999, between the Company and Riggs & Company, a division of Riggs Bank, N.A., as Trustee of the Multi-Employer Property Trust, a trust organized under 12 C.F.R. Section 9.18.

10.26(9)	Lease Agreement dated as of March 22, 1999, between the Company and Aldo Abate (lease facility)

10.27(10)	Syndication Amendment and Assignment dated as of June 27, 2000, among the Company, First Union National Bank, and SouthTrust Bank, N.A.

10.28(10)	First Amendment to Pledge Agreement and Security Agreement dated as of June 27, 2000, between the Company and First Union National Bank.

10.29(11)	Lease Agreement dated as of February 25, 2000, between the Company and Coastal Hillsborough Partners, L.L.P.; Confirmation of Lease Commencement dated as of March 24, 2001, between the Company and Coastal Hillsborough Partners, L.L.P.

10.30(12)	Purchasing Agreement dated as of May 1, 2001, between the Company and HealthTrust Purchasing Group, L.P.

10.31(13)	Form of stock option agreement between the Company and outside directors.

10.33(14)	Non Employee Directors’ Compensation Plan dated as of October 22, 2002

10.34(15)	Joint Marketing Agreement dated as of March 1, 2003 between the Company and Aesculap, Inc.

10.35(16)	Amended and Restated Revolving Credit Agreement with Wachovia Bank, National Association and South Trust Bank dated June 27, 2003

10.36(16)	Promissory Note dated June 27, 2003, executed by the Company in favor of Wachovia Bank, National Association

10.37(16)	Promissory Note dated June 27, 2003, executed by the Company in favor of SouthTrust Bank

10.38(17)	First Amended Employment Agreement dated as of April 1, 2002, between the Company and Charles L. Pope

10.39(18)	Amended and Restated Credit Agreement with Wachovia Bank, National Association dated December 19, 2003

10.40(18)	Assignment and Assumption Agreement with Wells Fargo Bank Northwest, National Association dated December 19, 2003

Exhibit Number	Exhibit Description

10.41	Employment Agreement dated as of December 1, 2004, between the Company and Christopher Carlton

10.42	Employment Agreement dated as of July 15, 2003, between the Company and Edward L. Buksas

10.43	Form of Stock Option Agreement under the 2004 Stock Compensation Plan

23.1	Consent of Grant Thornton LLP

23.2	Consent of Ernst & Young LLP

31	Certifications by the Chief Executive Officer (CEO) and acting principal financial officer of the Company under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the CEO and acting principal financial officer of the Company under Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission.)

99.1(18)	Code of Ethics of the Registrant

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996.
(2)	Incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Registrant on July 18, 1996.
(3)	Incorporated by reference to the Annual Report on Form 10-K for the 1996 year filed by the Registrant on March 24, 1997.
(4)	Incorporated by reference to the Annual Report on Form 10-K for the 1997 year filed by the Registrant on March 30, 1998.
(5)	Incorporated by reference to the Current Report on Form 8-K dated August 31, 1998, and filed by the Registrant on September 8, 1998.
(6)	Incorporated by reference to the Quarterly Report on Form 10-Q for the third quarter of 1998 filed by the Registrant on November 13, 1998.
(7)	Incorporated by reference to the Quarterly Report on Form 10-Q for the 1998 third quarter filed by the Registrant on March 23, 1999.
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q for the 1999 third quarter filed by the Registrant on November 11, 1999.
(9)	Incorporated by reference to the Annual Report on Form 10-K for the 1999 year filed by the Registrant on March 28, 2000.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q for the 2000 second quarter filed by the Registrant on August 11, 2000.
(11)	Incorporated by reference to the Quarterly Report on Form 10-Q for the 2001 first quarter filed by the Registrant on May 15, 2001.
(12)	Incorporated by reference to the Quarterly Report on Form 10-Q for the 2001 second quarter filed by the Registrant on July 26, 2001.
(13)	Incorporated by reference to the Annual Report on Form 10-K for the 2001 year filed by the Registrant on April 1, 2002.
(14)	Incorporated by reference to the Annual Report on Form 10-K for the 2002 year filed by the Registrant on March 28, 2003.
(15)	Incorporated by reference to the Quarterly Report on Form 10-Q for the 2003 first quarter filed by the Registrant on May 13, 2003.
(16)	Incorporated by reference to the Quarterly Report on Form 10-Q for the 2003 second quarter filed by the Registrant on August 11, 2003.
(17)	Incorporated by reference to the Quarterly Report on Form 10-Q for the 2003 third quarter filed by the Registrant on November 12, 2003.
(18)	Incorporated by reference to the Annual Report on Form 10-K for the 2003 year filed by the Registrant on March 26, 2004.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

SRI/SURGICAL EXPRESS, INC.

BY:	/s/ CHRISTOPHER S. CARLTON
Christopher S. Carlton, Chief Executive Officer

Dated: March 25, 2005

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ N. JOHN SIMMONS, JR. N. John Simmons, Jr.	Chairman and Director	March 25, 2005

/s/ CHRISTOPHER S. CARLTON Christopher S. Carlton	President, Chief Executive Officer and Director	March 25, 2005

/s/ GREGORY B. REEVES Gregory B. Reeves	Vice President of Finance and Controller*	March 25, 2005

/s/ JAMES T. BOOSALES James T. Boosales	Director	March 25, 2005

/s/ JAMES M. EMANUEL James M. Emanuel	Director	March 25, 2005

/s/ LEE R. KEMBERLING Lee R. Kemberling	Director	March 25, 2005

/s/ CHARLES T. ORSATTI Charles T. Orsatti	Director	March 25, 2005

/s/ WAYNE R. PETERSON Wayne R. Peterson	Director	March 25, 2005

*	Mr. Reeves is acting as our principal financial officer until we engage a new Chief Financial Officer to replace our former CFO, who resigned earlier this year.