Form 10-Q
period 2005-03-31
SRI SURGICAL EXPRESS INC
filed 2005-05-11
CIK 1014041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-20997

SRI/Surgical Express, Inc.

(Exact name of Registrant as specified in its Charter)

Florida	59-3252632
(State of Incorporation)	(I.R.S. Employer Identification No.)

12425 Race Track Road

Tampa, Florida 33626

(Address of Principal Executive Offices)

(813) 891-9550

(Registrant’s Telephone Number)

Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check whether the Registrant is an accelerated filer (as defined in Rule 12-b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Number of outstanding shares of each class of Registrant’s Common Stock as of April 30, 2005:

Common Stock, par value $.001 – 6,262,524

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues	$23,254	$23,869
Cost of revenues	17,335	17,888

Gross profit	5,919	5,981

Distribution expenses	1,587	1,622
Selling and administrative expenses	3,935	3,917

Income from operations	397	442

Interest expense, net	285	241

Income before income taxes	112	201

Income tax expense	47	76

Net income	$65	$125

Earnings per share:
Basic	$0.01	$0.02

Diluted	$0.01	$0.02

Weighted average common shares outstanding:
Basic	6,263	6,263

Diluted	6,268	6,334

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

BALANCE SHEETS

(In thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS

Cash and cash equivalents	$1,308	$413
Accounts receivable, net	10,922	11,424
Inventories, net	7,558	7,573
Prepaid expenses and other assets, net	1,663	1,617
Reusable surgical products, net	22,729	23,506
Property, plant and equipment, net	35,210	36,153

Total assets	$79,390	$80,686

LIABILITIES AND SHAREHOLDERS’ EQUITY

Notes payable to bank	$4,900	$4,981
Accounts payable	7,879	8,479
Employee related accrued expenses	1,322	1,565
Other accrued expenses	2,150	1,845
Obligation under capital lease	4,911	4,987
Bonds payable	8,875	9,040
Deferred tax liability, net	1,974	2,475

Total liabilities	32,011	33,372

Shareholders’ equity

Preferred stock-authorized 5,000,000 shares of $0.001 par value; no shares issued and outstanding at March 31, 2005 and December 31, 2004.	—	—
Common stock-authorized 30,000,000 shares of $0.001 par value; issued and outstanding 6,262,524 at March 31, 2005 and December 31, 2004.	6	6

Additional paid-in capital	29,389	29,389
Retained earnings	17,984	17,919

Total shareholders’ equity	47,379	47,314

Total liabilities and shareholders’ equity	$79,390	$80,686

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities
Net Income	$65	$125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,072	1,147
Amortization of reusable surgical products	1,382	1,258
Provision for reusable surgical products’ shrinkage	466	412
Loss on disposal of property, plant and equipment	34	—
Deferred income taxes	(501)	—
Change in operating assets and liabilities:
Accounts receivable, net	502	(1,158)
Inventories, net	15	(68)
Prepaid expenses and other assets, net	(46)	360
Accounts payable	(600)	(1,181)
Employee related and other accrued expenses	62	(456)

Net cash provided by operating activities	2,451	439

Cash flows from investing activities
Purchases of property, plant and equipment	(163)	(194)
Purchases of reusable surgical products	(1,071)	(721)

Net cash used in investing activities	(1,234)	(915)

Cash flows from financing activities
Net borrowing (repayment) of notes payable to bank	(81)	267
Repayment of bonds payable	(165)	(165)
Payments on obligation under capital lease	(76)	(32)

Net cash provided by (used in) financing activities	(322)	70

Increase (decrease) in cash and cash equivalents	895	(406)
Cash and cash equivalents at beginning of period	413	627

Cash and cash equivalents at end of period	$1,308	$221

Supplemental cash flow information
Cash paid for interest	$310	$264

Cash paid for income taxes	$16	$36

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements of SRI/Surgical Express, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they omit or condense footnotes and certain other information normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments of a normal recurring nature that are necessary to present fairly the financial information for the interim periods reported have been made. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2004, filed with the SEC. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2005.

The Company presents an unclassified balance sheet as a result of the extended amortization period (approximately three to six years) of its reusable surgical products. The Company provides reusable surgical products to its customers on a per use basis similar to a rental arrangement.

The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited financial statements are reflected as of March 31, 2005 for presentation purposes. There are 13 weeks included for the three-month period ended March 31, 2005 and 14 weeks included for the three-month period ended March 31, 2004.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable, Net

The Company has accounts receivable from hospitals and surgery centers. The Company does not believe that there are substantial credit risks associated with those receivables and does not require any form of collateral from its customers. The allowance for doubtful accounts as of March 31, 2005, and December 31, 2004, was approximately $280,000 and $276,000, respectively. The allowance for doubtful accounts relates to accounts receivable not expected to be collected and is based on management’s assessment of the collectibility of specific customer balances, the overall aging of the balances, and the financial stability of the customers. The Company’s write-offs for uncollectable accounts (determined based on specific account evaluations) are insignificant to its results of operations. The Company does not customarily charge interest on accounts receivable.

Inventories, Net

Inventories, consisting principally of consumables, supplies, and disposable surgical products, are valued at the lower of cost or market, with cost being determined on the first-in, first-out method. As of March 31, 2005 and December 31, 2004, inventory consists of the following:

Inventory Type	March 31, 2005	December 31, 2004
	(in 000’s)
Raw materials	$3,990	$4,029
Work in progress	168	223
Finished goods	3,788	3,692

	7,946	7,944
Less: Inventory reserve	(388)	(371)

	$7,558	$7,573

Reusable Surgical Products, Net

Reusable surgical products (RSP), consisting principally of gowns, towels, drapes, basins, and owned instruments, are stated at cost. Amortization is computed on a basis similar to the units of production method. Estimated useful lives are based on the estimated total number of available uses for each product. The expected total available usage for its products using the three principal fabrics (accounting for approximately 85% of the reusable surgical products) is 75, 100, and 125 uses, based on several factors, including the Company’s actual historical experience with these products. The remaining products are comprised of stainless steel medicine cups, carafes, trays, basins and owned instruments, and are amortized over their estimated useful life. Accumulated amortization as of March 31, 2005, and December 31, 2004, was approximately $13.5 million and $13.7 million, respectively.

As of March 31, 2005, and December 31, 2004, the Company had reserves for RSP shrinkage, obsolescence, and scrap of approximately $2.1 million and $1.9 million, respectively.

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

The Company owns substantially all of the reusable surgical products provided to customers, except instruments. A third party provides the reusable surgical instruments that are included in the comprehensive surgical procedure-based delivery and retrieval service and receives a fee from SRI. In accordance with Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company acts as a principal in this arrangement and has reported the revenue gross for the comprehensive surgical procedure-based delivery and retrieval service. The third party agent fee charged to the Company is included in cost of revenues in the statements of operations.

Stock Based Compensation

If the Company had elected to recognize compensation expenses based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company’s net income (loss) and earnings (loss) per share would be reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2005	2004
Reported net income	$65	$125
Compensation expense, net of tax (1)	(144)	(149)

Pro forma net loss	$(79)	$(24)

Reported basic earnings per share	$0.01	$0.02
Compensation expense, net of tax (1)	(0.02)	(0.02)

Pro forma basic earnings (loss) per share	$(0.01)	$—

Reported diluted earnings per share	$0.01	$0.02
Compensation expense, net of tax (1)	(0.02)	(0.02)

Pro forma diluted earnings (loss) per share	$(0.01)	$—

(1)	Fair value is determined at the grant date for stock option awards consistent with the methodology prescribed by SFAS 123.

In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)). Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Statement 123(R) replaces Statement 123, Accounting for Stock-Based Compensation and supersedes Opinion 25, Accounting for Stock Issued to employees. As originally issued in 1995, Statement 123 established as preferable the fair-value based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Option 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company will be required to apply Statement 123(R) during its fiscal quarter ending March 31, 2006.

Notes Payable to Bank

The Company has a $30.0 million revolving credit facility with Wachovia Bank. The Company’s outstanding balance under the revolving credit facility was approximately $4.9 million and $5.0 million on March 31, 2005, and December 31, 2004, respectively.

The credit facility is secured by substantially all of the Company’s assets and has a scheduled maturity date of June 30, 2006. The facility’s interest rate (5.32% as of March 31, 2005) varies between 200 and 350 basis points over LIBOR (2.72% as of March 31, 2005), depending on the Company’s consolidated leverage ratio. The credit facility requires the Company to maintain (a) tangible net worth of not less than $45.0 million plus 75% of cumulative net income for each fiscal quarter beginning with the fiscal quarter ended June 30, 2003; (b) a consolidated leverage ratio of not more than 2.5 to 1.0 measured as of the end of each fiscal quarter for the four fiscal quarters then ended; and (c) a funds flow coverage ratio of not less than 2.5 to 1.0 measured at the end of each fiscal quarter. The credit facility restricts the Company from paying dividends, incurring additional indebtedness, encumbering its assets, and entering into merger, consolidation or liquidation transactions representing greater than 10.0% of its consolidated assets. The Company complied with all requirements of the credit facility as of all periods presented.

As of March 31, 2005, the Company had an additional $6.7 million available under its revolving credit facility. The amount available under the revolving credit facility is limited by a financial covenant requiring that the Company maintain a 2.5 to 1.0 consolidated leverage ratio (earnings coverage of debt) at the end of each fiscal quarter.

The credit facility allows the Company to repurchase its common stock through open market purchases at prevailing market prices. During the quarter ended March 31, 2005, and during 2004, the Company did not repurchase any shares of its common stock.

During the 2005 first quarter, the Company signed a commitment letter with Wachovia Bank and LaSalle Bank for a new $30 million three-year revolving credit facility. This new facility, expected to close during the second fiscal quarter, will replace the Company’s existing credit facility with Wachovia that is due to expire on June 30, 2006. The terms of the new credit facility will be substantially the same as the terms of the existing credit facility, but will provide the Company greater availability under revised financial covenant provisions.

NOTE C – EARNINGS PER SHARE

The following table sets forth the Company’s computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share data)
Basic
Numerator:
Net income	$65	$125

Denominator:
Weighted average shares outstanding	6,263	6,263

Earnings per common share, basic	$0.01	$0.02

Diluted
Numerator:
Net income	$65	$125

Denominator:
Weighted average shares outstanding	6,263	6,263
Effect of dilutive securities - employee stock options	5	71

	6,268	6,334

Earnings per common share, diluted	$0.01	$0.02

Options to purchase 947,500 and 534,300 shares of common stock for the three-month periods ended March 31, 2005, and March 31, 2004, respectively, were not included for all or a portion of the computation of diluted earnings per common share, because the options’ exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis should be read with our financial statements and the notes thereto included elsewhere in this report. This discussion and analysis contains trend analysis and might contain forward-looking statements. These statements are based on current expectations, and actual results might differ materially. Among the factors that could cause actual results to vary are those described in “Critical Accounting Policies” and “Certain Considerations” included in this report and “Business-Risk Factors That Might Affect Future Results” included in our 2004 Annual Report on Form 10-K filed with the SEC.

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

We operate from ten Food and Drug Administration regulated reusable processing facilities strategically located throughout the United States of America, and one disposable products facility. Our integrated “closed-loop” process starts with daily delivery of surgical supplies to the health care provider. At the same time, we pick up used reusable textiles and surgical instruments for return to our processing facility. After we return used products to our processing facility, we sort, clean, inspect, package, sterilize, and ship them back to the health care providers to stock as on-hand inventory.

Our revenue growth is primarily determined by our number of customers, the number and type of surgical procedures that we service for each customer, and pricing for our various types of surgical packs and procedures. Our revenue growth and efficiency in delivering products and services to customers primarily determine our profitability.

We incur most of our cost of revenues from processing the reusable surgical products (instruments and linens) at our processing facilities. We also amortize the cost of our reusable surgical products that we own and supply to customers over their expected useful life. Our instrument supply arrangements use instruments owned by Aesculap, which receives an agreed upon fee for each procedure based on the number and kinds of procedures performed with its instruments and the number and combination of instruments used for each procedure. This arrangement allows us to limit our cost of capital for instrument programs. We are beginning to leverage the RFID technology we implemented to allow improved inventory control and monitoring of product quality.

Gross profit for the first quarter is up 0.4% over the prior year due to efficiencies achieved through technology and production cost savings. We also generated net cash provided by operating activities of $2.5 million for the 2005 first quarter as compared to $439,000 for the 2004 first quarter.

We have signed a commitment letter with Wachovia Bank and LaSalle Bank for a new $30.0 million three-year revolving credit facility, which we expect to close in the second quarter of 2005. This new facility replaces our existing credit facility that is due to expire on June 30, 2006. Terms of the new credit facility are similar to the existing credit facility, but provide us greater availability under financial covenant provisions.

Critical Accounting Policies

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions, and estimates that affect the amounts reported in our financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that these estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We identified the following critical accounting policies that affect the more significant judgments, assumptions and estimates used in preparing our financial statements:

Allowance for Doubtful Accounts. Our allowance for doubtful accounts relates to accounts receivable not expected to be collected from our customers and is based on our assessment of the collectibility of specific customer accounts, the overall aging of the balances, and the financial stability of the customer. If a major customer’s creditworthiness deteriorates or actual defaults run at a rate higher than historical experience, we would be required to increase this allowance, which could adversely affect our results of operations.

Reserves for Shrinkage, Obsolescence, and Scrap for Reusable Surgical Products. We determine our reserves for shrinkage and obsolescence of our reusable products based on historical experience. We treat any products not scanned by our radio frequency identification system (RFID) for a 210-day period as lost. Also, as we gain more data from experience with RFID, we may determine that our reserves need to be adjusted, which could adversely affect our results of operations. We determine our reserve for scrap based upon quality assurance initiatives and historical evidence. Our reserve for instrument losses is based on our assessment of our historical loss experience for owned instruments. The majority of the instruments are owned and provided by Aesculap, which mitigates our risk. If actual scrap and loss exceed our estimates, our reserve for shrinkage, obsolescence, and scrap would increase, which could adversely affect our results of operations.

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

Amortization of Reusable Surgical Products. Our reusable surgical products, consisting principally of gowns, towels, drapes, basins, and owned instruments, are stated at cost. Amortization is computed on a basis similar to the units of production method. Estimated useful lives for each product are based on the estimated total number of available uses for each product. The expected total available usage for our products using the three principal fabrics (accounting for approximately 85% of the reusable surgical products) is 75, 100, and 125 uses, based on several factors, including our actual historical experience with these products. The remaining products are comprised of stainless steel medicine cups, carafes, trays, basins, and owned instruments and are amortized over their estimated useful life. We believe our RFID technology will enable us to evaluate these useful lives more often. If our actual use experience with these products is shorter than these assumptions, our amortization rates for reusable products would increase, which could adversely affect our results of operations.

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

Income Taxes. Income taxes have been provided using the liability method in accordance with SFAS 109, Accounting for Income Taxes. In accordance with SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in operations in the period that includes the enactment date of the rate change. The tax benefits must be reduced by a valuation allowance in certain circumstances. Realization of the deferred tax benefits is dependent on generating sufficient taxable income prior to expiration of any net operating loss carry-forwards (NOL’s). The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided for as necessary.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)). Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Statement 123(R) replaces Statement 123, Accounting for Stock-Based Compensation and supersedes Opinion 25, Accounting for Stock Issued to employees. As originally issued in 1995, Statement 123 established as preferable the fair-value based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Option 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. We will be required to apply Statement 123(R) during our fiscal quarter ending March 31, 2006.

Results of Operations

The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in the statements of income of the Company:

	Three Months Ended March 31,
	2005	2004
Revenues	100.0%	100.0%
Cost of revenues	74.5	74.9

Gross profit	25.5	25.1

Distribution expenses	6.8	6.8
Selling and administrative expenses	16.9	16.4

Income from operations	1.8	1.9

Interest expense, net	1.3	1.1

Income before income taxes	0.5	0.8
Income tax expense	0.2	0.3

Net income	0.3%	0.5%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

We operate on a 52-53 week fiscal year ending the Sunday nearest December 31. There are 13 weeks included for the three-month period ended March 31, 2005 and 14 weeks included for the three-month period ended March 31, 2004.

Revenues. Revenues decreased $0.6 million or 2.6%, to $23.3 million for the three months ended March 31, 2005, from $23.9 million for the three months ended March 31, 2004. The decrease in revenues is primarily attributable to an extra four days of operations in 2004 offset by the continued growth in our instrument processing programs from the quarter ended March 31, 2004 to the quarter ended March 31, 2005. As noted above, our average daily revenue increased from $346,000 to $358,000 during the first quarter of 2005. See “Overview.”

Gross Profit. Gross profit decreased $0.1 million or 1.0%, to $5.9 million for the three months ended March 31, 2005, from $6.0 million for the three months ended March 31, 2004. As a percentage of revenues, gross profit increased by 0.4% to 25.5% for the three months ended March 31, 2005, from 25.1% for the three months ended March 31, 2004. The increase in gross profit percentage reflects our efforts to reduce production labor and other costs, offset slightly by competitive pricing pressures.

Distribution Expenses. Distribution expenses remained constant at $1.6 million for the three months ended March 31, 2005 and 2004. As a percentage of revenues, distribution expenses also remained constant at 6.8% for the three months ended March 31, 2005 and 2004. The influencing factors on distribution expenses were increased fuel expenses offset by our leveraging distribution expenses of existing routes.

Selling and Administrative Expenses. Selling and administrative expenses remained constant at $3.9 million for the three months ended March 31, 2005 and 2004. As a percentage of revenues, selling and administrative expenses increased 0.5% to 16.9% for the three months ended March 31, 2005, from 16.4% for the three months ended March 31, 2004. The increase in selling and administrative expenses as a percentage of revenues is primarily due to increased professional fees and compensation costs.

Income from Operations. Income from operations remained constant at $0.4 million for the three months ended March 31, 2005 and 2004. As a percentage of revenues, income from operations decreased 0.1% to 1.8% for the three months ended March 31, 2005, from 1.9% for the three months ended March 31, 2004.

Interest Expense, Net. Interest expense remained constant at $0.3 million for the three months ended March 31, 2005 and 2004. Although the outstanding balance of the revolving credit facility was reduced from $7.3 million at March 31, 2004, to $4.9 million at March 31, 2005, the increase in interest rates offset the benefit of the reduced loan balance.

Income Tax Expense. Income tax expense remained constant for the three months ended March 31, 2005 and 2004. Income tax expense is a function of our net income and effective tax rate. The effective tax rate for the three months ended March 31, 2005 was 41.7%, compared to 37.8% for the same period last year. The increase in our effective tax rate for 2005 is due to items not deductible for income tax purposes.

Liquidity and Capital Resources

Our principal source of capital has been cash flows from operations. We also borrow from our revolving line of credit from time to time to satisfy working capital and capital expenditure needs.

We generated $2.5 million of cash from operating activities during the 2005 first quarter, compared to $439,000 generated during the 2004 first quarter. Our cash flow increased during the 2005 first quarter as compared to the 2004 first quarter principally due to improved collections of accounts receivable, offset by decreases in accounts payable to our reusable surgical product vendors from December 31, 2004.

Net cash used in investing activities increased $319,000 for the 2005 first quarter to $1.2 million from $0.9 million for the 2004 first quarter. The increase is due primarily to an increase in purchases of reusable surgical products.

We spent $163,000 and $194,000 in the three months ended March 31, 2005 and 2004, respectively, on purchases of property, plant and equipment. We spent $1.1 million and $0.7 million in the three months ended March 31, 2005 and 2004, respectively, on purchases of reusable surgical products. We estimate that our expenditures for property, plant and equipment and reusable surgical products will be approximately $8.0 to $10.0 million for the remainder of 2005, although, this amount will fluctuate depending on the growth of our business.

As of March 31, 2005, we had cash of $1.3 million as well as an additional $6.7 million available under our revolving credit facility. Our outstanding balance under the revolving credit facility was approximately $4.9 million and $5.0 million on March 31, 2005, and December 31, 2004, respectively. The amount available under our revolving credit facility is limited by a financial covenant requiring that we maintain a 2.5 to 1.0 consolidated leverage ratio at the end of each fiscal quarter. The credit facility is scheduled to mature on June 30, 2006.

During the 2005 first quarter, we signed a commitment letter with Wachovia Bank and LaSalle Bank to enter into a new $30 million three-year revolving credit facility. This new facility, which we expect to close during this quarter will replace our existing credit facility with Wachovia that is due to expire on June 30, 2006. The terms of the new credit facility will be substantially the same as the terms of the existing credit facility, but will provide us with greater availability under the financial covenant provisions.

We believe that our cash flows from operating activities and funds available under our credit facility will be sufficient to fund our growth and anticipated capital requirements for the next 12 months.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

The outstanding balances under our $30.0 million revolving credit facility were approximately $4.9 million and $5.0 million on March 31, 2005 and December 31, 2004, respectively. The credit facility’s interest rate (5.32% as of March 31, 2005) varies between 200 and 350 basis points over LIBOR (2.72% as of March 31, 2005), depending on our leverage ratio (earnings coverage of debt). We are subject to changes in our interest expense on this facility based on fluctuations in interest rates. Assuming an outstanding balance of this facility of $4.9 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $12,250 per quarter.

Interest on our bonds that financed two of our facilities accrues at a rate that approximates LIBOR (2.72% as of March 31, 2005). We are subject to changes in our interest expense on these bonds based on fluctuations in interest rates. Assuming an outstanding balance of these bonds of $9.0 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $22,500 per quarter.

We do not have any other material market risk sensitive instruments.

Certain Considerations

This report, other documents that we publicly disseminate, and oral statements that we make contain or might contain both statements of historical fact and forward-looking statements. Examples of forward-looking statements include: (a) projections of revenue, earnings, capital structure, and other financial items, (b) statements of our plans and objectives, (c) statements of future economic performance, and (d) assumptions underlying statements regarding us or our business. The statements set forth below discuss important factors that could cause actual results to differ materially from any forward-looking statements. We assume no obligation to update these forward-looking statements.

Sales Process and Market Acceptance of Products and Services. Our future performance depends on our ability to increase revenues to new and existing customers. Our sales process to acquire new customers is typically between six and eighteen months in duration from initial contact to purchase commitment, because of industry factors such as the complicated approval process within hospitals for purchases from new suppliers, the long duration of existing supply contracts, and implementation delays pending termination of a hospital’s previous supply relationships. Our future performance also depends on market acceptance of our product and service offerings, which emphasize the supply of reusable surgical products to a market that predominantly uses disposable products. We are also regularly developing new instrument processing programs. We are subject to a risk that the market will not broadly accept these product offerings.

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

Dependence on Significant Customers. During the three months ended March 31, 2005, hospitals belonging to three group purchasing organizations (Novation, HPG, and MedAssets) accounted for approximately 57% of our sales, compared to 59% for hospitals belonging to three group purchasing organizations (Novation, HPG, and Premier, Inc.) for the three months ended March 31, 2004. No single health care provider accounts for more than 7% of our sales. Our business with these group purchasing organizations (GPO) is pursuant to short-term agreements, which are subject to renewal from time to time through competitive processes. Although each GPO member hospital currently makes its purchasing decisions on an individual basis, the loss of a substantial portion of the GPO hospital’s business would have a material adverse effect on us.

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

We have also evaluated our internal controls for financial reporting, and there have been no changes that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We included certifications of our Chief Executive Officer and Vice President of Finance and Controller as exhibits to this report as required by Section 302 of the Sarbanes-Oxley Act of 2002. Our Vice President of Finance and Controller is acting as our principal financial officer to replace our former CFO, who resigned earlier this year. The foregoing information concerning our evaluation of disclosure controls referenced in the Section 302 certifications should be read with the Section 302 certifications to more completely understand them.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In May 2004, we initiated a judicial proceeding in Tampa, Florida with the owner and landlord of our Tampa corporate headquarters, requesting that the court determine several legal issues relating to the price that will be paid to purchase the facility under a purchase option in the facility lease. We have since exercised this purchase option. The landlord/owner filed counterclaims requesting rulings on these issues in its favor and also asserting that we are not entitled to exercise the option. Neither side is requesting monetary damages, except for legal fees incurred in the matter. The suit is in its early stages and the impact, if any, of this litigation on us cannot be determined at this time.

Item 2. Unregistered Sales of Equity in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31	Certifications by the Chief Executive Officer (CEO) and the acting principal financial officer of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the CEO and acting principal financial officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SRI/SURGICAL EXPRESS, INC.

Date: May 11, 2005	By:	/s/ Christopher S. Carlton
Chief Executive Officer

Date: May 11, 2005	By:	/s/ Gregory B. Reeves
Vice President of Finance
and Controller *

*	Mr. Reeves is acting as our principal financial officer until we engage a new Chief Financial Officer to replace our former CFO, who resigned earlier this year.