Form 10-Q
period 2005-06-30
SRI SURGICAL EXPRESS INC
filed 2005-08-15
CIK 1014041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

(813) 891-9550

(Registrant’s Telephone Number)

Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check whether the Registrant is an accelerated filer (as defined in Rule 12-b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Number of outstanding shares of each class of Registrant’s Common Stock as of July 30, 2005:

Common Stock, par value $.001 – 6,262,524

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SRI/SURGICAL EXPRESS, INC.

BALANCE SHEETS

(In thousands)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS

Cash and cash equivalents	$298	$413
Accounts receivable, net	11,112	11,424
Inventories, net	6,598	7,573
Prepaid expenses and other assets, net	1,146	1,617
Reusable surgical products, net	22,423	23,506
Property, plant and equipment, net	34,434	36,153

Total assets	$76,011	$80,686

LIABILITIES AND SHAREHOLDERS’ EQUITY

Notes payable to bank	$2,450	$4,981
Accounts payable	6,716	8,479
Employee related accrued expenses	1,396	1,565
Other accrued expenses	2,532	1,845
Obligation under capital lease	4,894	4,987
Bonds payable	8,710	9,040
Deferred tax liability, net	1,679	2,475

Total liabilities	28,377	33,372

Shareholders’ equity

Preferred stock-authorized 5,000,000 shares of $0.001 par value; no shares issued and outstanding at June 30, 2005 and December 31, 2004.	—	—
Common stock-authorized 30,000,000 shares of $0.001 par value; issued and outstanding 6,262,524 at June 30, 2005 and December 31, 2004.	6	6

Additional paid-in capital	29,389	29,389
Retained earnings	18,239	17,919

Total shareholders’ equity	47,634	47,314

Total liabilities and shareholders’ equity	$76,011	$80,686

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF EARNINGS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$23,205	$22,884	$46,459	$46,753
Cost of revenues	17,329	17,019	34,664	34,907

Gross profit	5,876	5,865	11,795	11,846

Distribution expenses	1,501	1,497	3,088	3,119
Selling and administrative expenses	3,647	3,792	7,582	7,709

Income from operations	728	576	1,125	1,018

Interest expense, net	308	240	593	481

Income before income taxes	420	336	532	537

Income tax expense	165	135	212	211

Net income	$255	$201	$320	$326

Earnings per share:
Basic	$0.04	$0.03	$0.05	$0.05

Diluted	$0.04	$0.03	$0.05	$0.05

Weighted average common shares outstanding:
Basic	6,263	6,263	6,263	6,263

Diluted	6,265	6,345	6,267	6,340

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities
Net Income	$320	$326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,113	2,213
Amortization expense of reusable surgical products	2,744	2,353
Increase in provision for reusable surgical products’ shrinkage	1,080	1,018
Loss on disposal of property, plant and equipment	49	—
Decrease in deferred income taxes	(796)	—
Change in operating assets and liabilities:
Decrease (Increase) in accounts receivable, net	312	(327)
Decrease (Increase) in inventories, net	975	(149)
Decrease in prepaid expenses and other assets, net	471	624
Decrease in accounts payable	(1,763)	(1,250)
Increase in employee related and other accrued expenses	518	684

Net cash provided by operating activities	6,023	5,492

Cash flows from investing activities
Purchases of property, plant and equipment	(443)	(605)
Purchases of reusable surgical products	(2,741)	(2,691)

Net cash used in investing activities	(3,184)	(3,296)

Cash flows from financing activities:
Net repayment on notes payable to bank	(2,531)	(2,109)
Repayment of bonds payable	(330)	(330)
Payments on obligation under capital lease	(93)	(97)

Net cash used in financing activities	(2,954)	(2,536)

Decrease in cash and cash equivalents	(115)	(340)
Cash and cash equivalents at beginning of period	413	627

Cash and cash equivalents at end of period	$298	$287

Supplemental cash flow information
Cash paid for interest	$591	$504

Cash paid for income taxes	$195	$51

Supplemental schedule of non-cash activities:
Assets acquired under capital lease	$—	$164

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements of SRI/Surgical Express, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they omit or condense footnotes and certain other information normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments of a normal recurring nature that are necessary to present fairly the financial information for the interim periods reported have been made. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2004, filed with the SEC. The results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2005.

The Company presents an unclassified balance sheet as a result of the extended amortization period (approximately three to six years) of its reusable surgical products. The Company provides reusable surgical products to its customers on a per use basis similar to a rental arrangement.

The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited financial statements are reflected as of June 30, 2005 and 2004 for presentation purposes only. The actual end of each period was July 3, 2005 and July 4, 2004, respectively. There are 26 weeks included for the six-month period ended June 30, 2005, and 27 weeks included for the six-month period ended June 30, 2004. There are 13 weeks included for the three-month periods ended June 30, 2005 and June 30, 2004.

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

Accounts Receivable, net

The Company holds accounts receivable from hospitals and surgery centers. The Company does not believe that there are substantial credit risks associated with those receivables and does not require any form of collateral from its customers. The allowance for doubtful accounts as of June 30, 2005, and December 31, 2004, was approximately $344,000 and $276,000, respectively. The allowance for doubtful accounts relates to accounts receivable not expected to be collected and is based on management’s assessment of the collectibility of specific customer balances, the overall aging of the balances, and the financial stability of the customers. The Company’s write-offs for uncollectable accounts (determined based on specific account evaluations) are insignificant to its results of operations. The Company does not customarily charge interest on accounts receivable.

Inventories, net

Inventories, consisting principally of consumables, supplies, and disposable surgical products, are valued at the lower of cost or market, with cost being determined on the first-in, first-out method. As of June 30, 2005 and December 31, 2004, inventory consists of the following:

	June 30, 2005	December 31, 2004
	(in 000’s)
Raw materials	$3,217	$4,029
Work in progress	89	223
Finished goods	3,699	3,692

	7,005	7,944
Less: Inventory reserve	(407)	(371)

	$6,598	$7,573

Reusable Surgical Products, net

Reusable surgical products (RSP), consisting principally of linens (gowns, towels, drapes), basins (stainless steel medicine cups, carafes, trays, basins), and owned surgical instruments, are stated at cost. Amortization is computed on a basis similar to the units of production method. Estimated useful lives are based on the estimated total number of available uses for each product. The expected total available usage for its linens using the three principal fabrics (accounting for approximately 85% of the reusable surgical products) is 75, 100, and 125 uses, based on several factors, including the Company’s actual historical experience with these products. The remaining products are comprised of basins and owned surgical instruments, and are amortized over their estimated useful life, which ranges from 25 to 200 uses. Accumulated amortization as of June 30, 2005, and December 31, 2004, was approximately $13.6 million and $13.7 million, respectively.

As of June 30, 2005, and December 31, 2004, the Company had reserves for RSP shrinkage, obsolescence, and scrap of approximately $2.0 and $1.9 million, respectively. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies”.

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

The Company owns substantially all of the reusable surgical products provided to customers except the surgical instruments. A third party provides the surgical instruments that are included in the Company’s comprehensive surgical procedure-based delivery and retrieval service. The Company pays a fee to the third party for the use of the surgical instruments. In accordance with Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company acts as a principal in this arrangement and has reported the revenue gross for the comprehensive surgical procedure-based delivery and retrieval service. The third party agent fee charged to the Company is included in cost of revenues in the statements of operations.

Stock Based Compensation

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by Statement of Financial Accounting Standards (“SFAS”) 123, the Company’s net income and earnings per share would be reduced to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Reported net income	$255	$201	$320	$326
Compensation expense, net of tax (1)	(127)	(145)	(271)	(293)

Pro forma net income	$128	$56	$49	$33

Reported basic earnings per share	$0.04	$0.03	$0.05	$0.05
Compensation expense, net of tax (1)	(0.02)	(0.02)	(0.04)	(0.04)

Pro forma basic earnings per share	$0.02	$0.01	$0.01	$0.01

Reported diluted earnings per share	$0.04	$0.03	$0.05	$0.05
Compensation expense, net of tax (1)	(0.02)	(0.02)	(0.04)	(0.04)

Pro forma diluted earnings per share	$0.02	$0.01	$0.01	$0.01

(1)	Fair value determined at the grant date for stock option awards is consistent with the methodology prescribed by SFAS 123.

In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share-Based Payment (SFAS 123(R)). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees. As originally issued in 1995, SFAS 123 established as preferable the fair-value based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company will first be required to apply SFAS 123(R) during its fiscal quarter ending March 31, 2006.

Notes Payable to Bank

On June 20, 2005, the Company entered into a three-year $30 million revolving credit facility with two financial institutions, replacing its previous revolving credit facility that was to expire on June 30, 2006.

The new credit facility has terms similar to the previous credit facility and will expire on June 20, 2008. The new credit facility is secured by substantially all of the Company’s assets and has an interest rate fixed at 260 basis points over LIBOR (3.34% as of June 30, 2005) through September 30, 2005; thereafter the interest rate varies between 200 and 300 basis points over LIBOR depending on the quarterly results under the Company’s consolidated leverage ratio covenant. The credit facility requires the Company to maintain (a) a consolidated leverage ratio of not more than 3.00 to 1.00 for the fiscal quarters ending June 30, 2005, September 30, 2005 and December 31, 2005, 2.75 to 1.00 for the fiscal quarter ending March 31, 2006, and 2.50 to 1.00 for fiscal quarters ending June 30, 2006 and thereafter; (b) a funds flow coverage ratio of not less than 2.25 to 1.00 for the fiscal quarters ending June 30, 2005 and September 30, 2005, and 2.50 to 1.00 for the fiscal quarters ending December 31, 2005 and thereafter; (c) a tangible net worth at the end of each fiscal quarter beginning June 30, 2005, of at least $45 million plus 75% of cumulative net positive income generated after March 31, 2005. The credit facility places a number of restrictions on the the Company, including without limitation: the paying of dividends, incurring additional indebtedness, making loans and investments, encumbering its assets, entering into a new business, and entering into certain merger, consolidation or liquidation transactions. The Company complied with all requirements of the credit facility for all periods presented.

The Company’s outstanding balance under the revolving credit facility was approximately $2.5 million and $5.0 million on June 30, 2005, and December 31, 2004, respectively. As of June 30, 2005 the Company had $10.4 million available under its revolving credit facility.

NOTE C – EARNINGS PER SHARE

The following table sets forth the Company’s computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(In thousands, except per share data) (unaudited)
Basic
Numerator:
Net income	$255	$201	$320	$326

Denominator:
Weighted average shares outstanding	6,263	6,263	6,263	6,263

Earnings per common share, basic	$0.04	$0.03	$0.05	$0.05

Diluted
Numerator:
Net income	$255	$201	$320	$326

Denominator:
Weighted average shares outstanding	6,263	6,263	6,263	6,263
Effect of dilutive securities - employee stock options	2	82	4	77

	6,265	6,345	6,267	6,340

Earnings per common share, diluted	$0.04	$0.03	$0.05	$0.05

Options to purchase 971,200 and 533,700 shares of common stock for the three-month periods ended June 30, 2005 and June 30, 2004, respectively, were not included for all or a portion of the computation of diluted earnings per common share, because the options’ exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive. Options to purchase 956,200 and 533,700 shares of common stock for the six-month periods ended June 30, 2005 and June 30, 2004, respectively, were not included for the same reason.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis should be read with our financial statements and the notes thereto included elsewhere in this report. This discussion and analysis contains trend analysis and might contain forward-looking statements. These statements are based on current expectations, and actual results might differ materially. Among the factors that could cause actual results to vary are those described in “Critical Accounting Policies” and “Certain Considerations” included in this report and “Business Risk Factors That Might Affect Future Results” included in our 2004 Annual Report on Form 10-K, filed with the SEC.

We provide central processing and supply chain management services to hospitals and surgery centers throughout the United States. We help health care providers balance their needs for quality, safety, efficiency and cost-effectiveness by providing a unique combination of outsourced surgical instrument supply and processing services, high-quality reusable surgical products, disposable surgical products, and what we believe to be the industry’s most comprehensive case cart management system.

We operate from ten Food and Drug Administration regulated reusable processing facilities, strategically located throughout the United States of America, and one disposable products facility. Our integrated “closed-loop” process starts with daily delivery of surgical supplies to the health care provider. At the same time, we pick up used reusable textiles and surgical instruments for return to our processing facility. After we return used products to our processing facility, we sort, clean, inspect, package, sterilize, and ship them back to the health care providers.

We derive our revenue from the sale and servicing of reusable and disposable surgical products. Reusable products include surgical instruments, linens (gowns, towels and drapes) and basins (stainless steel cups, carafes, trays and basins). We sell our products and services through a direct sales force strategically located throughout the United States of America. Our revenue growth is primarily determined by the number of customers, the number and type of surgical procedures that we service for each customer, and pricing for our various types of surgical packs and procedures. Our profitability is primarily determined by the efficiency of delivering products and services to customers and controlling our costs.

We incur most of our cost of revenues from processing the reusable surgical products at our processing facilities. We also amortize the cost of our reusable surgical products that we own and supply to customers over their expected useful life. The majority of our surgical instrument supply arrangements use instruments owned by Aesculap, Inc. (“Aesculap”) which receives an agreed upon fee for each procedure based on the number and kinds of procedures performed with its instruments and the number and combination of instruments used for each procedure. This arrangement allows us to limit our cost of capital for instrument programs. We have implemented radio frequency identification (RFID) technology into our reusable linen products to reduce shrinkage, monitor product quality testing and improve handling efficiencies.

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

Allowance for Doubtful Accounts. Our allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the overall aging of the balances, and the financial stability of the customer. The use of different estimates or assumptions could produce different allowance balances. If a major customer’s creditworthiness deteriorates or customer defaults run at a rate higher than historical experience, we would be required to increase this allowance, which could adversely affect our results of operations.

Reserves for Shrinkage, Obsolescence, and Scrap for Reusable Surgical Products. We determine our reserves for shrinkage and obsolescence of our reusable surgical products based on historical experience. Any products not scanned by our RFID system for a 210-day period are considered lost and written off. We determine our reserve for scrap based upon quality assurance standards and historical evidence. The majority of the surgical instruments are owned by a third party, Aesculap. Our reserve for owned surgical instrument losses is based on our assessment of our historical loss experience. The use of different estimates or assumptions could produce different reserve balances. If actual shrinkage, obsolescence or scrap exceed our estimates, our reserve would increase, which could adversely affect our results of operations.

Reserves for Shrinkage and Obsolescence for Inventories. We determine our reserves for shrinkage and obsolescence of our inventories based on historical data, including the results of cycle counts performed during the year and the evaluation of the aging of finished goods of reusable surgical products and disposable packs. The use of different estimates or assumptions could produce different reserve balances. If actual losses exceed our estimates, our reserve would increase, which could adversely affect our results of operations.

Amortization of Reusable Surgical Products. Our reusable surgical products, consisting principally of linens (gowns, towels, drapes), basins (stainless steel medicine cups, carafes, trays, basins) and owned surgical instruments, are stated at cost. Amortization is computed on a basis similar to the units of production method. Estimated useful lives for each product are based on the estimated total number of available uses for each product. The expected total available usage for our linen products using the three principal fabrics (accounting for approximately 85% of the reusable surgical products) is 75, 100, and 125 uses, based on several factors, including our actual historical experience with these products. We believe our RFID technology will enable us to evaluate the useful lives of linen products more often. The remaining products comprised of basins and owned surgical instruments are amortized over their estimated useful life, which ranges from 25 to 200 uses. If our actual use experience with these products is shorter than these assumptions, our amortization rates for reusable products would increase, which could adversely affect our results of operations.

Health Insurance Reserves. We offer employee benefit programs, including health insurance, to eligible employees. We retain a liability up to $75,000 annually for each health insurance claim. Health insurance costs are accrued using estimates to approximate the liability for reported claims and claims incurred but not reported. The use of different estimates or assumptions could produce different reserve balances. If actual claim results exceed our estimates, our health insurance reserve would increase, which could adversely affect our results of operations.

Income Taxes. Income taxes have been provided using the liability method in accordance with Statements of Financial Accounting Standards (“SFAS”) 109, Accounting for Income Taxes. In accordance with SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in operations in the period that includes the enactment date of the rate change. The tax benefits must be reduced by a valuation allowance in certain circumstances. Realization of the deferred tax benefits is dependent on generating sufficient taxable income prior to expiration of any net operating loss (NOL) carry-forwards. The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided for as necessary.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), Share-Based Payment (SFAS 123(R)). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees. As originally issued in 1995, SFAS 123 established as preferable the fair-value based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. We will be first required to apply SFAS 123(R) during our fiscal quarter ending March 31, 2006.

Results of Operations

The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in our statements of income:

We operate on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited financial statements are reflected as of June 30, 2005 and 2004 for presentation purposes only. The actual end of each period was July 3, 2005 and July 4, 2004, respectively. There are 26 weeks included for the six-month period ended June 30, 2005, and 27 weeks included for the six-month period ended June 30, 2004. There are 13 weeks included for the three-month periods ended June 30, 2005 and June 30, 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	74.7	74.4	74.6	74.7

Gross profit	25.3	25.6	25.4	25.3

Distribution expenses	6.5	6.5	6.7	6.6
Selling and administrative expenses	15.7	16.6	16.3	16.5

Income from operations	3.1	2.5	2.4	2.2

Interest expense, net	1.3	1.0	1.3	1.0

Income before income taxes	1.8	1.5	1.1	1.2

Income tax expense	0.7	0.6	0.4	0.5

Net income	1.1%	0.9%	0.7%	0.7%

Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004

Revenues. Revenues increased $321,000 or 1.4%, to $23.2 million for the three months ended June 30, 2005, compared to $22.9 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, revenues decreased $294,000 or 0.6% to $46.5 million compared to $46.8 million for the six months ended June 30, 2004. The increase in revenues in the three-month period ended June 30, 2005 is primarily attributable to the growth of our ReadyCaseSM delivery system (combining instruments, reusable textiles, and disposable products), offset partially by declining sales to customers who predominantly purchase reusable textiles. The decrease in revenues for the six months ended June 30, 2005 compared to the same period last year is primarily attributable to four extra days of operations in the prior year.

Gross Profit. Gross profit remained essentially unchanged at $5.9 million for the three months ended June 30, 2005 as compared to the same period in the prior year. Gross profit remained essentially unchanged at $11.8 million for the six months ended June 30, 2005 as compared to the same period in the prior year. As a percentage of revenues, gross profit decreased by 0.3% to 25.3% for the three months ended June 30, 2005 as compared to the same period in the prior year primarily due to competitive pricing pressures partially offset by production labor efficiencies. For the six months ended June 30, 2005, gross profit percentage was virtually unchanged as compared to the same period in the prior year.

Distribution Expenses. Distribution expenses remained essentially unchanged at $1.5 million and 6.5% as a percentage of revenues for the three months ended June 30, 2005 as compared to the same period in the prior year. For the six months ended June 30, 2005 distribution expenses remained essentially unchanged at $3.1 million as compared to the same period in the prior year.

Selling and Administrative Expenses. Selling and administrative expenses decreased $145,000 or 3.8% for the three months ended June 30, 2005 from $3.8 million compared to the same period in the prior year. Selling and administrative expenses decreased $127,000 for the six months ended June 30, 2005 or 1.6% from $7.7 million compared to the same period in the prior year. The decrease in selling and administrative expenses for both the three and six month periods ended June 30, 2005 as compared to the same periods in the prior year is primarily attributable to reduced salary and fringe benefit costs offset partially by increased costs for recruiting and accounting fees.

Income from Operations. Income from operations increased $152,000 or 26.4%, to $728,000 for the three months ended June 30, 2005 compared to the same period in the prior year. For the six months ended June 30, 2005, income from operations increased $107,000 or 10.5% to $1.1 million compared to the same period in the prior year. As a percentage of revenues, income from operations increased 0.6% to 3.1% for the three months ended June 30, 2005 compared to the same period in the prior year. For the six months ended June 30, 2005, income from operations as a percentage of revenues increased 0.2% to 2.4% compared to the same period in the prior year. The increased income from operations for the three-month period ended June 30, 2005 is primarily attributable to reduced selling and administrative expenses offset by lower gross margins. The increased income from operations for the six-month period ended June 30, 2005 is primarily attributable to reduced selling and administrative expenses.

Interest Expense, net. Interest expense increased $68,000 or 28.3% to $308,000 for the three months ended June 30, 2005 compared to the same period in the prior year. For the six months ended June 30, 2005 interest expense increased $112,000 or 23.3% to $593,000 compared to the same period in the prior year. The increase in interest expense is due primarily to the write off of fees associated with the former line of credit that was replaced in June 2005 and higher interest rates on the outstanding balance on the credit facility at June 30, 2005.

Income Tax Expense. Income tax expense is a function of our net income and effective tax rate. The effective tax rate for the three months ended June 30, 2005 was 39.4% compared to 40.1% for the three months ended June 30, 2004. For the six months ended June 30, 2005 the effective tax rate was 39.9% compared to 39.3% for the six months ended June 30, 2004.

Liquidity and Capital Resources

As of June 30, 2005, we had approximately $298,000 in cash and cash equivalents, compared to approximately $413,000 as of December 31, 2004. In addition, we had $10.4 million available under our credit facility. Net cash provided by operating activities for the six months ended June 30, 2005 was $6.0 million as compared to $5.5 million for the same six-month period last year. The increase in cash from operations in the first six months of 2005 as compared to the same period in 2004, is primarily attributable to a reduction in inventories, due to our no longer needing to maintain an inventory of disposable surgical products at a major customer as well as improved collections of accounts receivable. These increases were offset partially by a decrease in deferred income taxes, due primarily to book depreciation of reusable surgical products calculated on the straight-line basis exceeding tax depreciation calculated on an accelerated basis that was allowable through December 31, 2004, as well as a decrease in accounts payable due to lower purchases of disposable products inventory for a major customer.

Net cash used in investing activities in the six-month period ended June 30, 2005 was $3.2 million as compared to $3.3 million in the same period last year. The decrease in cash used in investing activities in the first six months of 2005 as compared to the same period in 2004, is attributable to reduced purchases of property, plant and equipment.

Net cash used in financing activities in the six-month period ended June 30, 2005 was $3.0 million as compared to $2.5 million in the same period last year. The increase in cash used in financing activities in the first six months of 2005 as compared to the same period in 2004, is attributable to repayments of advances against our line of credit.

On June 20, 2005, we entered into a three-year revolving credit facility with two financial institutions, replacing our revolving credit facility that was due to expire on June 30, 2006. The new credit facility has terms similar to our previous credit facility and will expire on June 20, 2008. The new credit facility is secured by substantially all of our assets and has an interest rate fixed at 260 basis points over LIBOR (3.34% as of June 30, 2005) through September 30, 2005; thereafter the interest rate varies between 200 and 300 basis points over LIBOR depending on the quarterly results under our consolidated leverage ratio covenant. The credit facility requires us to maintain (a) a consolidated leverage ratio of not more than 3.00 to 1.00 for the fiscal quarters ending June 30, 2005, September 30, 2005 and December 31, 2005, 2.75 to 1.00 for the fiscal quarter ending March 31, 2006, and 2.50 to 1.00 for fiscal quarters ending June 30, 2006 and thereafter; (b) a funds flow coverage ratio of not less than 2.25 to 1.00 for the fiscal quarters ending June 30, 2005, September 30, 2005, and 2.50 to 1.00 for the fiscal quarters ending December 31, 2005 and thereafter; (c) a tangible net worth at the end of each fiscal quarter beginning June 30, 2005, of at least $45 million plus 75% of cumulative net positive income generated after March 31, 2005. The credit facility places a number of restrictions on us, including without limitation: the paying of dividends, incurring additional indebtedness, making loans and investments, encumbering our assets, entering into a new business, and entering into certain merger, consolidation or liquidation transactions. We complied with all requirements of the credit facility for all periods presented. Our outstanding balance under the revolving credit facility was approximately $2.5 million and $5.0 million on June 30, 2005, and December 31, 2004, respectively. As of June 30, 2005, we had $10.4 million available under our revolving credit facility.

In December 2004, we exercised an option to purchase our corporate headquarters building, which is a 42,382 square foot building located in Tampa, Florida. The actual purchase price will be the greater of original cost (approximately $4.0 million) or the building’s value as determined by an appraisal using a process that the lease describes. We have initiated a judicial proceeding with the owner and landlord requesting that the court determine several legal issues regarding the appraisal (see Part II Other Information, Item 1. Legal Proceedings). We expect to complete the purchase of the building within the next 12 months, after final determination of the appraised value. We will obtain mortgage financing to fund the purchase, supplemented by our existing credit facility, if necessary.

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

In 1999, we issued public bonds to fund the construction of two of our reusable processing facilities. Interest expense adjusts based on rates that approximate LIBOR (3.34% at June 30, 2005). Starting in 2004, we began amortizing the bonds through quarterly payments of $165,000. Balloon principal payments of $3.1 million are due on the bonds in 2014. The bonds payable are secured by the two reusable processing facilities. Letters of credit issued by a financial institution back these bonds. We paid a commitment fee of approximately $123,000 (125 basis points) for the letters of credit in 2005. The letters of credit must be renewed each year through maturity in 2014.

Our contractual cash obligations for future minimum payments, including interest, under our capital lease, operating leases, bonds payable, and notes payable to bank as of June 30, 2005, are as follows:

Contractual Obligations

Payments due by period (000’s)	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Notes payable to bank, bonds payable and obligation under capital lease	$21,908	$3,894	$2,844	$2,794	$12,376
Operating leases	12,197	3,195	4,648	2,492	1,862

Total contractual cash obligations	$34,105	$7,089	$7,492	$5,286	$14,328

We offer instruments pursuant to our Joint Marketing Agreement with Aesculap, Inc (“Aesculap”). Under the terms of this agreement, Aesculap furnishes and repairs all of the surgical instruments that we deliver to customers and receives an agreed upon fee for each procedure. We also have a procurement agreement with Standard Textile under which we agree to purchase 90% of our reusable surgical products from them. We are not bound to purchase any minimum quantity of products under these agreements; however, we expect to make payments under the contracts to fulfill our requirements. We estimate that our payments under these agreements will be between $15.0 and $17.0 million in 2005. Amounts paid under these agreements will vary based upon changes in customer demand, amortization rates, product prices, and other variables affecting our business.

Although it is difficult for us to predict our future liquidity requirements with certainty, we believe that our existing cash and cash equivalents together with the revolving credit facility will be adequate to finance our operations for at least the next 12 months.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

The outstanding balances under our $30.0 million revolving credit facility were approximately $2.5 million and $5.0 million on June 30, 2005 and December 31, 2004, respectively. The credit facility’s interest rate varies between 200 and 300 basis points over LIBOR (3.34% as of June 30, 2005), depending on our leverage ratio (earnings coverage of debt). We are subject to changes in our interest expense on this facility based on fluctuations in interest rates. Assuming an outstanding balance of this facility of $2.5 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $6,250 per quarter.

Interest on our bonds that financed two of our facilities is at a rate that approximates LIBOR (3.34% as of June 30, 2005). We are subject to changes in our interest expense on these bonds based on fluctuations in interest rates. Assuming an outstanding balance of these bonds of $8.7 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $21,750 per quarter.

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

Our future growth is dependent on the sales process and market acceptance of our products and services. Our future performance depends on our ability to increase revenues to new and existing customers. Our sales process to acquire new customers is typically between six and eighteen months in duration from initial contact to purchase commitment, because of industry factors such as the complicated approval process within hospitals for purchases from new suppliers, the long duration of existing supply contracts, and implementation delays pending termination of a hospital’s previous supply relationships. Our future performance also depends on market acceptance of our product and service offerings, which emphasize the supply of reusable surgical products to a market that predominantly uses disposable products. We are also regularly developing new instrument processing programs. We are subject to a risk that the market will not broadly accept these product offerings.

We may need additional capital in the future, which may not be available or may dilute the ownership of existing stockholders. In the future, we may need or otherwise decide to raise additional funds, but we may not be able to obtain additional financing on favorable terms, if at all. Further, if we issue equity or equity-linked securities, our current stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of our Common Stock. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competitive pressures or unanticipated requirements or otherwise support our operations (see “Liquidity and Capital Resources”).

The inability of a supplier to perform may leave us without a source and could adversely affect our operating results. We rely on Aesculap, Inc. (“Aesculap”) as our major source of supply of instruments for our instrument processing programs. Any failure of Aesculap to furnish instruments for any reason would materially and adversely affect our ability to service these programs until we secured one or more alternative suppliers. We also have a procurement agreement with Standard Textile Co. (“Standard Textile”), Inc. as our supply source for our reusable surgical products through August 2008. If Standard Textile were unable to perform under this agreement, we would be materially and adversely affected until we secured alternative suppliers.

The loss of a significant customer or purchasing organization could adversely affect our operating results. During the six months ended June 30, 2005, hospitals belonging to three group purchasing organizations (“GPOs”), Novation, LLC, HealthTrust Purchasing Group, L.P. and MedAssets, Inc. accounted for approximately 57% of our sales, compared to 55% for hospitals belonging to three GPOs, Novation, LLC, HealthTrust Purchasing Group, L.P. and Premier, Inc. for the six months ended June 30, 2004. No single health care provider accounts for more than 7% of our sales. Our business with these GPOs is pursuant to short-term agreements, which are subject to renewal from time to time through competitive processes. Although each GPO member hospital currently makes its purchasing decisions on an individual basis, the loss of a substantial portion of the GPO hospital’s business would have a material adverse effect on us.

Intense competition in the markets we operate could adversely affect us. Our business is highly competitive. Competitors include a number of distributors and manufacturers, as well as the in-house reprocessing operations of hospitals. Certain of our existing and potential competitors possess substantially greater resources than us. Some of our competitors, including Allegiance Corporation (a subsidiary of Cardinal Health, Inc.) and Medline Industries, Inc., serve as the sole supplier of a wide assortment of products to a significant number of hospitals. While we have a substantial array of surgical products, many of our competitors have a greater number of products for the entire hospital, which in some instances is a competitive disadvantage for us. There is no assurance that we will be able to compete effectively with existing or potential competitors.

The loss of key executives and employees could adversely affect us. Our success depends upon the contributions of executives and key employees. The loss of executives and certain key employees in sales, operations and marketing could have a significant adverse effect on our ability to penetrate our markets, operate efficiently, and develop and sell new products and services. We also believe our success will depend in large part upon our ability to attract and retain additional highly skilled personnel.

Our ability to effectively grow depends on our ability to improve our operational systems. We have expanded our operations since inception and may continue to expand to pursue existing and potential market opportunities. This growth places a significant demand on management, financial and operational resources. To manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis and continue to invest in the operational infrastructure of the business.

Our product liability insurance may not be sufficient to cover all claims. The use of medical devices such as surgical instruments entails an inherent risk of product liability or other claims initiated by patients. Any of those claims in excess of our insurance coverage or not covered by insurance could adversely affect our results of operations.

Changes in federal or state regulations could materially adversely affect us. Significant aspects of our businesses are subject to state and federal statutes and regulations governing, among other things, medical waste-disposal and workplace health and safety. In addition, most of the products furnished or sold by us are subject to regulation as medical devices by the U.S. Food and Drug Administration (FDA), as well as by other federal and state agencies. Our facilities are subject to quality systems inspections by FDA officials. The FDA has the power to enjoin future violations, seize adulterated or misbranded devices, and require the manufacturer to remove products from the market, and publicize relevant facts. Federal or state governments might impose additional restrictions or adopt interpretations of existing laws that could materially adversely affect us.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, we concluded that our disclosure controls and procedures are effective in alerting us in a timely manner to material information required to be included in our filings with the SEC.

We have also evaluated our internal controls for financial reporting, and there have been no changes that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Any system of disclosure controls and internal controls, even if well conceived, is inherently limited in detecting and preventing all errors and fraud and provides reasonable, not absolute, assurance that its objectives are met. The design of a control system must reflect resource constraints. Inherent limitations include the potential for faulty judgments in decision-making, breakdowns because of simple errors or mistakes, and circumvention of controls by individual acts, collusion of two or more people, or management override of the controls.

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

We are also subject to other matters that arise in the ordinary course of our business, none of which we expect to be material.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of our shareholders on May 18, 2005, the shareholders approved a proposal to elect Christopher S. Carlton and James M. Emanuel as Directors of the Company to serve until the 2008 annual meeting of shareholders. The following sets forth the votes in this election:

Director	Votes For	Votes Against or Withheld
Christopher S. Carlton	4,839,512	131,364
James M. Emanuel	4,584,292	388,584

John Simmons, James T. Boosales, Lee R. Kemberling, Charles T. Orsatti, and Wayne Peterson continue to serve as Directors of the Company.

Shareholders also approved the ratification of Grant Thornton LLP as our independent auditors. The following sets forth the votes in this election:

Issue	Votes For	Votes Against	Votes Abstained
Ratification of Grant Thornton	4,966,926	2,450	1,500

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number	Exhibit Description
31	Certifications by the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the CEO and CFO of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

Reports on Form 8-K

On June 3, 2004, we filed a report on Form 8-K announcing the resignation of Gregory B. Reeves as Vice President of Finance and Controller effective as of June 20, 2005. Gregory W. Quick was appointed to replace Mr. Reeves as Controller and acting principal financial officer.

On June 20, 2005, we filed a report on Form 8-K announcing our closing on a new three-year revolving credit facility with Wachovia Bank and LaSalle Bank, which replaces our previous revolving credit facility that was due to expire on June 30, 2006.

On June 22, 2005, we announced the appointment of Wallace D. Ruiz as Senior Vice President and Chief Financial Officer, effective July 1, 2005.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SRI/SURGICAL EXPRESS, INC.

Date: August 12, 2005	By:	/s/ Christopher S. Carlton
President and Chief Executive Officer

Date: August 12, 2005	By:	/s/ Wallace D. Ruiz
Sr. Vice President and Chief Financial Officer