Form 10-Q
period 2005-09-30
SRI SURGICAL EXPRESS INC
filed 2005-11-14
CIK 1014041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

(813) 891-9550

(Registrant’s Telephone Number)

Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of outstanding shares of each class of Registrant’s Common Stock as of October 31, 2005:

Common Stock, par value $.001 – 6,328,524

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SRI/SURGICAL EXPRESS, INC.

BALANCE SHEETS

(In thousands)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS

Cash and cash equivalents	$365	$413
Accounts receivable, net	11,298	11,424
Inventories, net	7,120	7,573
Prepaid expenses and other assets, net	2,098	1,617
Reusable surgical products, net	22,552	23,506
Property, plant and equipment, net	33,669	36,153

Total assets	$77,102	$80,686

LIABILITIES AND SHAREHOLDERS’ EQUITY

Notes payable to bank	$3,091	$4,981
Accounts payable	7,076	8,479
Employee related accrued expenses	1,337	1,565
Other accrued expenses	2,022	1,845
Obligation under capital lease	4,866	4,987
Bonds payable	8,545	9,040
Deferred tax liability, net	2,527	2,475

Total liabilities	29,464	33,372

Shareholders’ equity

Preferred stock-authorized 5,000,000 shares of $0.001 par value; no shares issued and outstanding at September 30, 2005 and December 31, 2004.	—	—
Common stock-authorized 30,000,000 shares of $0.001 par value; issued and outstanding 6,262,524 at September 30, 2005 and December 31, 2004.	6	6

Additional paid-in capital	29,389	29,389
Retained earnings	18,243	17,919

Total shareholders’ equity	47,638	47,314

Total liabilities and shareholders’ equity	$77,102	$80,686

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$22,593	$22,311	$69,052	$69,064
Cost of revenues	16,915	16,903	51,579	51,810

Gross profit	5,678	5,408	17,473	17,254

Distribution expenses	1,583	1,505	4,671	4,624
Selling and administrative expenses	3,826	3,878	11,408	11,587

Income from operations	269	25	1,394	1,043

Interest expense, net	263	236	856	717

Income (loss) before income taxes	6	(211)	538	326

Income tax expense (benefit)	2	(83)	214	128

Net income (loss)	$4	$(128)	$324	$198

Earnings (loss) per share:
Basic	$0.00	$(0.02)	$0.05	$0.03

Diluted	$0.00	$(0.02)	$0.05	$0.03

Weighted average common shares outstanding:
Basic	6,263	6,263	6,263	6,263

Diluted	6,324	6,263	6,286	6,324

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net income	$324	$198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,034	3,314
Amortization expense of reusable surgical products	4,031	3,569
Increase in provision for reusable surgical products’ shrinkage	1,396	1,508
Loss on disposal of property, plant and equipment	66	11
Decrease in deferred income taxes	52	—
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	126	(1,524)
Decrease (increase) in inventories, net	453	(453)
Decrease (increase) in prepaid expenses and other assets, net	(481)	299
(Decrease) increase in accounts payable	(1,403)	205
(Decrease) increase in employee related and other accrued expenses	(51)	854

Net cash provided by operating activities	7,547	7,981

Cash flows from investing activities:
Purchases of property, plant and equipment	(616)	(967)
Purchases of reusable surgical products	(4,473)	(4,585)

Net cash used in investing activities	(5,089)	(5,552)

Cash flows from financing activities:
Net repayment on notes payable to bank	(1,890)	(2,109)
Repayment of bonds payable	(495)	(495)
Payments on obligation under capital lease	(121)	(163)

Net cash used in financing activities	(2,506)	(2,767)

Decrease in cash and cash equivalents	(48)	(338)
Cash and cash equivalents at beginning of period	413	627

Cash and cash equivalents at end of period	$365	$289

Supplemental cash flow information:
Cash paid for interest	$863	$727

Cash paid for income taxes	$696	$61

Supplemental schedule of non-cash activities:
Assets acquired under capital lease	$—	$164

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements of SRI/Surgical Express, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they omit or condense footnotes and certain other information normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments of a normal recurring nature that are necessary to present fairly the financial information for the interim periods reported have been made. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2004, filed with the SEC. The results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2005.

The Company presents an unclassified balance sheet as a result of the extended amortization period (predominantly three to six years) of its reusable surgical products. The Company provides reusable surgical products to its customers on a per use basis similar to a rental arrangement.

The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited financial statements are reflected as of September 30, 2005 and 2004 for presentation purposes only. The actual end of each period was October 2, 2005 and October 3, 2004, respectively. There are 39 weeks included for the nine-month period ended September 30, 2005, and 40 weeks included for the nine-month period ended September 30, 2004. There are 13 weeks included for the three-month periods ended September 30, 2005 and September 30, 2004.

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

Accounts Receivable, net

The Company holds accounts receivable from hospitals and surgery centers. The Company does not believe that there are substantial credit risks associated with those receivables and does not require any form of collateral from its customers. The allowance for doubtful accounts as of September 30, 2005, and December 31, 2004, was approximately $361,000 and $276,000, respectively. The allowance for doubtful accounts relates to accounts receivable not expected to be collected and is based on management’s assessment of the collectibility of specific customer balances, the overall aging of the balances, and the financial stability of the customers. The Company’s write-offs for uncollectable accounts (determined based on specific account evaluations) are insignificant to its results of operations. The Company does not customarily charge interest on accounts receivable.

Inventories, net

Inventories consist of raw materials, principally consumables, supplies, and disposable surgical products, and work in progress, and finished goods consisting of company assembled packs of various combinations of raw materials and reusable surgical products, and are valued at the lower of cost or market, with cost being determined on the first-in, first-out method. As of September 30, 2005 and December 31, 2004, inventory consists of the following:

	September 30, 2005	December 31, 2004
	(in 000’s)
Raw materials	$3,399	$4,029
Work in progress	189	223
Finished goods	3,832	3,692

	7,420	7,944
Less: Inventory reserve	(300)	(371)

	$7,120	$7,573

Reusable Surgical Products, net

Reusable surgical products (RSP), consisting principally of linens (gowns, towels, drapes), basins (stainless steel medicine cups, carafes, trays, basins), and owned surgical instruments, are stated at cost. Amortization is computed on a basis similar to the units of production method. Estimated useful lives are based on the estimated total number of available uses for each product. The expected total available usage for its linens using the three principal fabrics (accounting for approximately 85% of the reusable surgical products) is 75, 100, and 125 uses, based on several factors, including the Company’s actual historical experience with these products. The remaining products are comprised of basins and owned surgical instruments, and are amortized over their estimated useful life, which ranges from 25 to 200 uses. Accumulated amortization as of September 30, 2005, and December 31, 2004, was approximately $12.4 million and $13.7 million, respectively.

As of September 30, 2005, and December 31, 2004, the Company had reserves for RSP shrinkage, obsolescence, and scrap of approximately $1.4 and $1.9 million, respectively. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies”.

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

The Company owns substantially all of the reusable surgical products provided to customers except the surgical instruments. A third party provides most of the surgical instruments that are included in the Company’s comprehensive surgical procedure-based delivery and retrieval service. The Company pays a fee to the third party for the use of the surgical instruments. In accordance with Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company acts as a principal in this arrangement and has reported the revenue gross for the comprehensive surgical procedure-based delivery and retrieval service. The third party agent fee charged to the Company is included in cost of revenues in the statements of operations.

Stock Based Compensation

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by Statement of Financial Accounting Standards (“SFAS”) 123, the Company’s net income and earnings per share would be reduced to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Reported net income (loss)	$4	$(128)	$324	$198
Compensation expense, net of tax (1)	(126)	(150)	(398)	(479)

Pro forma net loss	$(122)	$(278)	$(74)	$(281)

Reported basic earnings (loss) per share	$0.00	$(0.02)	$0.05	$0.03
Compensation expense, net of tax (1)	(0.02)	(0.02)	(0.06)	(0.07)

Pro forma basic loss per share	$(0.02)	$(0.04)	$(0.01)	$(0.04)

Reported diluted earnings (loss) per share	$0.00	$(0.02)	$0.05	$0.03
Compensation expense, net of tax (1)	(0.02)	(0.02)	(0.06)	(0.07)

Pro forma diluted loss per share	$(0.02)	$(0.04)	$(0.01)	$(0.04)

(1)	Fair value determined at the grant date for stock option awards is consistent with the methodology prescribed by SFAS 123.

In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share-Based Payment (SFAS 123(R)). The Company first will be required to apply SFAS 123(R) during its fiscal quarter ending March 31, 2006. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees. As originally issued in 1995, SFAS 123 established as preferable the fair-value based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used.

Notes Payable to Bank

On June 20, 2005, the Company entered into a three-year $30 million revolving credit facility with two financial institutions. The new credit facility is secured by substantially all of the Company’s assets and has an interest rate fixed at 260 basis points over LIBOR (3.86% as of September 30, 2005) through September 30, 2005; thereafter the interest rate varies between 200 and 300 basis points over LIBOR depending on the quarterly results under the Company’s consolidated leverage ratio covenant. The credit facility requires the Company to maintain (a) a consolidated leverage ratio of not more than 3.00 to 1.00 for the fiscal quarters ending September 30, 2005 and December 31, 2005, 2.75 to 1.00 for the fiscal quarter ending March 31, 2006, and 2.50 to 1.00 for fiscal quarters ending June 30, 2006 and thereafter; (b) a funds flow coverage ratio of not less than 2.25 to 1.00 for the fiscal quarter ending September 30, 2005, and 2.50 to 1.00 for the fiscal quarters ending December 31, 2005 and thereafter; (c) a tangible net worth at the end of each fiscal quarter beginning June 30, 2005, of at least $45 million plus 75% of cumulative net positive income generated after March 31, 2005. The credit facility places a number of restrictions on the Company, including without limitation: the paying of dividends, incurring additional indebtedness, making loans and investments, encumbering its assets, entering into a new business, and entering into certain merger, consolidation or liquidation transactions. The Company complied with all requirements of the credit facility for all periods presented.

The Company’s outstanding balance under the revolving credit facility was approximately $3.1 million and $5.0 million on September 30, 2005, and December 31, 2004, respectively. As of September 30, 2005, the Company had $19.2 million available under its revolving credit facility.

NOTE C – EARNINGS PER SHARE

The following table sets forth the Company’s computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(In thousands, except per share data) (unaudited)
Basic
Numerator:
Net income (loss)	$4	$(128)	$324	$198

Denominator:
Weighted average shares outstanding	6,263	6,263	6,263	6,263

Earnings (loss) per common share, basic	$0.00	$(0.02)	$0.05	$0.03

Diluted
Numerator:
Net income (loss)	$4	$(128)	$324	$198

Denominator:
Weighted average shares outstanding	6,263	6,263	6,263	6,263
Effect of dilutive securities - employee stock options	61	—	23	61

	6,324	6,263	6,286	6,324

Earnings (loss) per common share, diluted	$0.00	$(0.02)	$0.05	$0.03

Options to purchase 488,800 and 680,400 shares of common stock for the three-month periods ended September 30, 2005 and September 30, 2004, respectively, were not included for all or a portion of the computation of diluted earnings per common share, because the options’ exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive. Options to purchase 854,600 and 533,700 shares of common stock for the nine-month periods ended September 30, 2005 and September 30, 2004, respectively, were not included for the same reason. The dilutive effect of 330,900 options with an exercise price less than the average market price of the common shares were not included for the three-month period ended September 30, 2004, because the effect would be anti-dilutive due to the Company’s net loss for the period

NOTE D – SUBSEQUENT EVENTS

In October 2005, the Company reached an agreement with the landlord, to purchase its Tampa corporate headquarters facility for $5.3 million under a purchase option in its lease with the landlord. The agreement settled pending litigation with the landlord regarding legal issues related to the price that SRI would pay to purchase the facility under this option. SRI expects to close the transaction before December 31, 2005, and will principally finance the purchase with a term loan from its primary lender for approximately $4.0 million and the remainder financed under the Company’s current revolving credit facility.

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

We derive our revenue from the sale and servicing of reusable and disposable surgical products. Reusable products include surgical instruments, linens (gowns, towels and drapes) and basins (stainless steel cups, carafes, trays and basins). We sell our products and services through a direct sales force strategically located throughout the United States of America. Our revenue growth is primarily determined by the number of customers, the number and type of surgical procedures that we service for each customer, and pricing for our various types of surgical packs and procedures. Our profitability is primarily determined by our revenues and the efficiency with which we deliver products and services to customers and our ability to control our costs.

We incur most of our cost of revenues from processing the reusable surgical products at our processing facilities. We amortize the cost of our reusable surgical products that we own and supply to customers over their expected useful life based upon usage. Most of our surgical instrument supply arrangements use instruments owned by Aesculap, Inc. (“Aesculap”), which receives an agreed upon fee for each procedure based on the number and kinds of procedures performed with its instruments and the number and combination of instruments used for each procedure. This arrangement allows us to limit our cost of capital for instrument programs. In addition to the Aesculap owned instruments, we are purchasing surgical instruments to service a few customer accounts. We have implemented radio frequency identification (RFID) technology into our reusable linen products to reduce shrinkage, monitor product quality testing and improve handling efficiencies.

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

Reserves for Shrinkage, Obsolescence, and Scrap for Reusable Surgical Products. We determine our reserves for shrinkage and obsolescence of our reusable surgical products based on historical experience. Any linen products not scanned by our RFID system for a 210-day period are considered lost and written off. We determine our reserve for scrap based upon quality assurance standards and historical evidence. The quantity of basins not in circulation is periodically verified by counting those on hand. In 2005, we determined the quantity of basins in circulation by applying observed turn rates. The majority of the surgical instruments are owned by a third party, Aesculap. Our reserve for owned surgical instrument losses is based on our assessment of our historical loss experience including periodic physical counts. The use of different estimates or assumptions could produce different reserve balances. The reserve is reviewed quarterly. If actual shrinkage, obsolescence or scrap differs from our estimates, our reserve would increase or decrease accordingly, which could adversely affect our results of operations.

Reserves for Shrinkage and Obsolescence for Inventories. We determine our reserves for shrinkage and obsolescence of our inventories based on historical data, including the results of cycle counts performed during the year and the evaluation of the aging of finished goods of reusable surgical products and disposable products. The use of different estimates or assumptions could produce different reserve balances. The reserve is reviewed quarterly. If actual losses exceed our estimates, our reserve would increase or decrease accordingly, which could adversely affect our results of operations.

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

Results of Operations

The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in our statements of income:

We operate on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited financial statements are reflected as of September 30, 2005 and 2004 for presentation purposes only. The actual end of each period was October 2, 2005 and October 3, 2004, respectively. There are 39 weeks included for the nine-month period ended September 30, 2005, and 40 weeks included for the nine-month period ended September 30, 2004. There are 13 weeks included for the three-month periods ended September 30, 2005 and September 30, 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	74.9	75.8	74.7	75.0

Gross profit	25.1	24.2	25.3	25.0

Distribution expenses	7.0	6.7	6.8	6.7
Selling and administrative expenses	16.9	17.4	16.5	16.8

Income from operations	1.2	0.1	2.0	1.5

Interest expense, net	1.2	1.0	1.2	1.0

Income (loss) before income taxes	0.0	(0.9)	0.8	0.5

Income tax expense (benefit)	0.0	(0.3)	0.3	0.2

Net income (loss)	0.0%	(0.6)%	0.5%	0.3%

Three and Nine Months Ended September 30, 2005 Compared to Three and Nine Months Ended September 30, 2004

Revenues. Revenues increased $282,000 or 1.3%, to $22.6 million for the three months ended September 30, 2005, compared to $22.3 million for the three months ended September 30, 2004. Revenues remained essentially unchanged at $69.1 million for the nine months ended September 30, 2005, when compared to the same nine-month period in the prior year. The increase in revenues in the three-month period ended September 30, 2005 is primarily attributable to the growth of our ReadyCaseSM delivery system (combining instruments, reusable textiles, and disposable products), offset partially by declining sales of reusable surgical products to customers who predominantly purchase reusable textiles. The essentially unchanged revenues for the nine months ended September 30, 2005 compared to the same period last year is primarily attributable to four extra days of operations in the prior year period, partially offset by the growth of our ReadyCaseSM delivery system in the current year period.

Gross Profit. Gross profit increased $270,000 or 5.0% to $5.7 million for the three months ended September 30, 2005 compared to $5.4 million for the same period in the prior year. Gross profit increased $219,000 or 1.3% to $17.5 million for the nine months ended September 30, 2005 compared to $17.3 million for the same period in the prior year. As a percentage of revenues, gross profit increased by 0.9% to 25.1% for the three months ended September 30, 2005 compared to 24.2% for the same period in the prior year. For the nine months ended September 30, 2005, gross profit percentage increased 0.3% as a percentage of revenues to 25.3% compared to 25.0% for the same period in the prior year. In the quarter ended September 30, 2005, gross profit was favorably impacted by $168,000 as a result of the reconciliation of an inventory reserve and accounts payable liability associated with a major customer that were over accrued.

Distribution Expenses. Distribution expenses increased $78,000 or 5.2% to $1.6 million for the three months ended September 30, 2005 as compared to the same period in the prior year. For the nine months ended September 30, 2005 distribution expenses increased $47,000 or 1.0% to $4.7 million as compared to the same period in the prior year. The increased distribution expenses for both the three and nine-month periods ended September 30, 2005 are primarily attributable to higher fuel costs.

Selling and Administrative Expenses. Selling and administrative expenses decreased $52,000 or 1.3% for the three months ended September 30, 2005 from $3.9 million compared to the same period in the prior year. Selling and administrative expenses decreased $179,000 for the nine months ended September 30, 2005 or 1.5% from $11.6 million compared to the same period in the prior year. The decrease in selling and administrative expenses for both the three and nine-month periods ended September 30, 2005 as compared to the same periods in the prior year is primarily attributable to reduced salary and fringe benefit costs offset partially by increased costs for professional fees.

Income from Operations. Income from operations increased $244,000 or 976.0%, to $269,000 for the three months ended September 30, 2005 compared to the same period in the prior year. For the nine months ended September 30, 2005, income from operations increased $351,000 or 33.7% to $1.4 million compared to the same period in the prior year. As a percentage of revenues, income from operations increased 1.1% to 1.2% for the three months ended September 30, 2005 compared to the same period in the prior year. For the nine months ended September 30, 2005, income from operations as a percentage of revenues increased 0.5% to 2.0% compared to the same period in the prior year. The increased income from operations for the three and nine-month periods ended September 30, 2005 are primarily attributable to higher gross profits and reduced selling and administrative expenses partially offset by increased distribution expenses.

Interest Expense, net. Interest expense, net increased $27,000 or 11.4% to $263,000 for the three months ended September 30, 2005 compared to the same period in the prior year. For the nine months ended September 30, 2005 interest expense increased $139,000 or 19.4% to $856,000 compared to the same period in the prior year. The increase in interest expense is due primarily to the write-off of fees associated with the former line of credit that was replaced in June 2005 and to higher interest rates on the outstanding balance on the credit facility at September 30, 2005.

Income Tax Expense. Income tax expense is a function of our income before taxes and effective tax rate. The effective tax rate for the three months ended September 30, 2005 was 37.3% compared to 39.4% for the three months ended September 30, 2004. For the nine months ended September 30, 2005 the effective tax rate was 39.9% compared to 39.3% for the nine months ended September 30, 2004.

Liquidity and Capital Resources

As of September 30, 2005, we had approximately $365,000 in cash and cash equivalents, compared to approximately $413,000 as of December 31, 2004. In addition, we had $19.2 million available under our credit facility of which approximately $1.3 million will be used to finance the purchase of our corporate headquarters facility. Net cash provided by operating activities for the nine months ended September 30, 2005 was $7.5 million as compared to $8.0 million for the same nine-month period last year. The decrease in cash from operations in the first nine months of 2005 as compared to the same period in 2004, is primarily attributable to a reduction in accounts payable, due to our no longer needing to purchase inventory of disposable products for a major customer; an increase in prepaid income taxes associated with the current assessment of the provision for income taxes; and a decrease in employee related and other accrued expenses, due to reductions in accrued severance, accrued vendor rebates and accrued property taxes. These decreases were offset partially by a decrease in inventories, due to our no longer maintaining a disposable products inventory for a major customer; and improved collections of accounts receivable.

Net cash used in investing activities in the nine-month period ended September 30, 2005 was $5.1 million as compared to $5.6 million in the same period last year. The decrease in cash used in investing activities in the first nine months of 2005 as compared to the same period in 2004, is primarily attributable to reduced purchases of property, plant and equipment.

Net cash used in financing activities in the nine-month period ended September 30, 2005 was $2.5 million as compared to $2.8 million in the same period last year. The decrease in cash used in financing activities in the first nine months of 2005 as compared to the same period in 2004, is attributable to repayments of advances against our line of credit.

The credit facility places a number of restrictions on us, including: the paying of dividends, incurring additional indebtedness, making loans and investments, encumbering our assets, entering into a new business, and entering into certain merger, consolidation or liquidation transactions. We complied with all requirements of the credit facility for all periods presented. Our outstanding balance under the revolving credit facility was approximately $3.1 million and $5.0 million on September 30, 2005, and December 31, 2004, respectively. As of September 30, 2005, we had $19.2 million available under our revolving credit facility.

In October 2005, we reached an agreement with our landlord to purchase our Tampa Corporate Headquarters facility for $5.3 million under a purchase option in our lease with our landlord. The agreement settled pending litigation with our landlord regarding several legal issues related to the price that we would pay to purchase the facility under this option. We expect to close the transaction before December 31, 2005, and will principally finance the purchase with a term loan from our primary lender for approximately $4.0 million and the remainder financed under our current revolving credit facility.

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

In 1999, we issued public bonds to fund the construction of two of our reusable processing facilities. Interest expense adjusts based on rates that approximate LIBOR (3.86% at September 30, 2005). Starting in 2004, we began amortizing the bonds through quarterly payments of $165,000. Balloon principal payments of $3.1 million are due on the bonds in 2014. The bonds payable are secured by the two reusable processing facilities. Letters of credit issued by a financial institution back these bonds. We paid a commitment fee of approximately $123,000 (125 basis points) for the letters of credit in 2005. The letters of credit must be renewed each year through maturity in 2014.

Our contractual cash obligations for future minimum payments, including interest, under our capital lease, operating leases, bonds payable, and notes payable to bank as of September 30, 2005, are as follows:

Contractual Obligations

Payments due by period (000’s)	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Notes payable to bank, bonds payable and obligation under capital lease	$22,299	$4,572	$2,910	$2,848	$11,970
Operating leases	10,996	2,941	4,079	2,373	1,602

Total contractual cash obligations	$33,295	$7,513	$6,989	$5,221	$13,572

As part of our ReadyCaseSM delivery system, we offer instruments for use and reprocessing pursuant to our Joint Marketing Agreement with Aesculap, Inc (“Aesculap”). Under the terms of this agreement, Aesculap furnishes and repairs the surgical instruments that we deliver to customers and receives an agreed upon fee for each procedure. We also have a procurement agreement with Standard Textile under which we agree to purchase 90% of our reusable surgical products from them. We are not bound to purchase any minimum quantity of products under these agreements; however, we expect to make payments under the contracts to fulfill our requirements. We estimate that our payments under these agreements will be between $15.0 and $17.0 million in 2005. Amounts paid under these agreements will vary based upon changes in customer demand, amortization rates, product prices, and other variables affecting our business.

Although it is difficult for us to predict our future liquidity requirements with certainty, we believe that our existing cash and cash equivalents together with the revolving credit facility will be adequate to finance our operations for at least the next 12 months.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

The outstanding balances under our $30.0 million revolving credit facility were approximately $3.1 million and $5.0 million on September 30, 2005 and December 31, 2004, respectively. The credit facility’s interest rate varies between 200 and 300 basis points over LIBOR (3.86% as of September 30, 2005), depending on our leverage ratio (earnings coverage of debt). We are subject to changes in our interest expense on this facility based on fluctuations in interest rates. Assuming an outstanding balance of this facility of $3.1 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $7,750 per quarter.

Interest on our bonds that financed two of our facilities is at a rate that approximates LIBOR (3.86% as of September 30, 2005). We are subject to changes in our interest expense on these bonds based on fluctuations in interest rates. Assuming an outstanding balance of these bonds of $8.5 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $21,250 per quarter.

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

The loss of a significant customer or purchasing organization could adversely affect our operating results. During the nine months ended September 30, 2005, hospitals belonging to three group purchasing organizations (“GPOs”), Novation, LLC, HealthTrust Purchasing Group, L.P. and MedAssets, Inc. accounted for approximately 57% of our sales, compared to 56% for hospitals belonging to three GPOs, Novation, LLC, HealthTrust Purchasing Group, L.P. and Premier, Inc. for the nine months ended September 30, 2004. No single health care provider accounts for more than 7% of our sales. Our business with these GPOs is pursuant to short-term agreements, which are subject to renewal from time to time through competitive processes. Although each GPO member hospital currently makes its purchasing decisions on an individual basis, the loss of a substantial portion of the GPO hospital’s business would have a material adverse effect on us.

Intense competition in the markets in which we operate could adversely affect us. Our business is highly competitive. Competitors include a number of distributors and manufacturers, as well as the in-house reprocessing operations of hospitals. Certain of our existing and potential competitors possess substantially greater resources than us. Some of our competitors, including Allegiance Corporation (a subsidiary of Cardinal Health, Inc.) and Medline Industries, Inc., serve as the sole supplier of a wide assortment of products to a significant number of hospitals. While we have a substantial array of surgical products, many of our competitors have a greater number of products for the entire hospital, which in some instances is a competitive disadvantage for us. There is no assurance that we will be able to compete effectively with existing or potential competitors.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In May 2004, we initiated a judicial proceeding in Tampa, Florida with the owner and landlord of our Tampa corporate headquarters, requesting that the court determine several legal issues relating to the price that will be paid to purchase the facility under a purchase option in the facility lease. We have since exercised this purchase option. The landlord/owner filed counterclaims requesting rulings on these issues in its favor and also asserting that we are not entitled to exercise the option. In October 2005, the Company reached an agreement with the landlord to purchase its Tampa corporate headquarters facility for $5.3 million under a purchase option in its lease with the landlord. The agreement settles the pending litigation with the landlord. SRI expects to close the transaction before December 31, 2005, and will principally finance the purchase with a term loan from its primary lender.

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

Reports on Form 8-K

We filed a current report on Form 8-K dated August 8, 2005 to furnish information related to our announcement of our operating results for our quarter ended June 30, 2005 (pursuant to Item 12 of Form 8-K).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SRI/SURGICAL EXPRESS, INC.

Date: November 14, 2005	By:	/s/ Christopher S. Carlton
President and Chief Executive Officer

Date: November 14, 2005	By:	/s/ Wallace D. Ruiz
Sr. Vice President and Chief Financial Officer