Form 10-K
period 2005-12-31
SRI SURGICAL EXPRESS INC
filed 2006-03-24
CIK 1014041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing sale price of the common stock on June 30, 2005, as reported on the NASDAQ National Market, was approximately $17,100,000. For purposes of this determination, the registrant excluded shares of common stock known to be held by officers, directors, and 10% shareholders, because those persons might be deemed affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The registrant had 6,456,221 shares of common stock outstanding as of February 27, 2006.

SRI/SURGICAL EXPRESS, INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2005

PART I

Item 1. Business

This report, other documents that we publicly disseminate, and oral statements that are made on our behalf might contain both statements of historical fact and forward-looking statements. These forward-looking statements do not guarantee future performance, and our actual results could differ materially from those indicated by the forward-looking statements. Examples of forward-looking statements include: (i) our projections of revenue, earnings, capital structure, and other financial items, (ii) statements of our plans and objectives, (iii) our statements of expected future economic performance, and (iv) our assumptions underlying statements regarding SRI/Surgical Express, Inc. and our business. Among the factors that could cause or contribute to differences are those discussed below under the section entitled “Risk Factors.” We do not undertake to update our forward-looking statements.

SRI Surgical Express, Inc. (“SRI Surgical”, the “Company”, “we”, “us” or “our”) provides daily processing, assembly and delivery of reusable and disposable products and instruments that its hospital customers require for surgery through state-of-the-art, Food and Drug Administration (“FDA”) -regulated service facilities. We believe that this service establishes new benchmarks for hospital efficiency and operating room (“OR”) productivity. We also believe that our daily delivery of surgical supplies and instruments improves our hospital customers’ OR turnover and throughput and that our consistently high product quality and service levels enhance their physician and staff satisfaction and employee retention. Our surgical instruments’ functionality and availability help ensure patient safety through standardized patient care. Our data management tools, such as ReadyView, facilitate our customers’ best-practice decisions that drive their overall performance and profitability.

Our unique service model makes high-quality reusable textiles and basins viable, competitively priced alternatives to single-use disposable products. We offer an extensive reusable offering including gowns, back table and Mayo stand covers, towels, procedure and patient drapes and basin sets. We provide daily delivery, retrieval, processing, inspection, assembly and sterilization of reusable textiles from ten processing service facilities located strategically across the United States. We use technologically advanced materials in our gowns and drapes to provide unmatched comfort and exceptional barrier protection. Because our products are prepackaged to our customers’ specific case requirements, we include no excess items that drive up costs and increase waste. Radio Frequency Identification (“RFID”) technology allows us to track product usage and test barrier properties at specified intervals. Reusable surgical products can reduce the amount of waste generated by our hospital customers. We recognize that at times, disposable products are necessary. Our disposable accessory packs supplement the reusable textiles to provide an alternative to all-disposable custom pack offerings. These packs are assembled in our U.S.-based disposable products facility.

We also offer expert off-site and on-site instrument processing. This innovative service provides customized, high-quality surgical instrument sets on a per-procedure fee basis. Because the sets are processed daily at our FDA-regulated facilities, a consistently high level of quality is built into every set. Our highly trained, instrument-processing technicians follow a thorough inspection and cleaning process to help ensure that the instruments are in proper working order. We assure instrument availability and functionality, which offers our customers an opportunity to achieve high efficiency levels. We can also oversee management of a hospital’s on-site instrument processing services. In this setting, by using our expertise in implementing and managing FDA-regulated instrument processing facilities, we can deliver desired quality and performance levels that our customers seek.

Our integrated “closed-loop” process starts with daily delivery of reusable and disposable surgical supplies and instruments to the healthcare provider. At the same time, we pick up the textiles, basins, and instruments used in surgery and return them to our processing facility. Used products arriving at our processing facility are sorted, cleaned, inspected, packaged, sterilized, and subsequently, shipped back to the healthcare providers. We believe this “closed-loop” system eliminates the need for healthcare providers to stock on-hand inventory and greatly simplifies our customers’ surgical supply chain process. This process also allows healthcare providers to reduce medical waste disposal costs and increase the quality of products used by their staff and physicians. Additionally, with our daily just-in-time delivery model, our customers’ working capital requirements are favorably affected by their ability to carry less on-hand inventory of disposable products to support their surgical procedures.

We are well positioned to help healthcare providers reduce operating costs while improving the quality of care, so that they can respond to pressures created by the continued growth of managed care and reductions in procedure reimbursement. To reduce operating costs, we offer comprehensive procedure bundling solutions and outsourcing of surgical instrument processing. By providing surgical instruments of superior functionality and bundling solutions that allow surgical staff to shift focus from supply management to patient management, we help our customers significantly reduce operating and capital costs, increase revenue, and improve the quality of patient care.

We maintain an internet website located at www.srisurgical.com. On our website we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished to the Securities and Exchange Commission (“SEC”). This information is made available as soon as reasonably practicable after we electronically file with or furnish it to the SEC. Our Code of Ethics and Corporate Compliance Policy is also posted on our website. Information contained on our website, whether currently posted or posted in the future, is not part of this document or any documents incorporated by reference in this document.

Market

The United States healthcare market includes approximately 6,000 acute care hospitals and 4,200 freestanding surgery centers. According to industry sources, these healthcare providers performed approximately 47 million surgical procedures in 2005.

Prior to the 1970s, over 90% of all gowns and drapes used in surgery were made of reusable linen. These products were typically reprocessed by hospital personnel and were not of high quality or duration of life. In the late 1970s, vendors introduced disposable gowns and drapes as an alternative to then inferior performing reusable counterparts. Over the next 30 years, a market shift occurred and today we believe 96% of all gowns and drapes used in surgery are disposable.

In the 1980s, healthcare providers began requesting that vendors bundle single-use disposable items into custom procedure packs that are custom-designed for each surgical procedure and typically contain most of the disposable sterile products required for surgery. The packs offer increased convenience for the surgical staff. Growth of custom procedure packs continued through the 1990s to a market that we estimate to be $2.0 billion annually in the United States.

In the early 1990s, we successfully introduced reusable surgical gowns and drapes of exceptional quality for healthcare suppliers seeking an alternative to disposable products. We supplemented these reusable products with disposable custom packs that complete the product requirements of a surgical procedure. In recent years, we introduced the supply and reprocessing of high quality surgical instruments, and can now manage our customers’ central processing and supply chain management for most of the products that they require for surgical procedures.

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

Increased Outsourcing of Provider Functions That Do Not Involve Patient Care. Providers with significant staff, capital and space dedicated to in-house processing of reusable surgical products and surgical instruments are outsourcing these functions to qualified outsourcing providers. By enabling our customers to outsource non-core functions, we allow them to increasingly focus on patient care.

Concern Regarding the Transmission of Infectious Diseases. The healthcare industry must manage the risk of infectious disease. These concerns increase the need for surgical barrier fabrics that protect surgeons and surgical staff from bloodborne pathogens. Our line of ComfortSureTM gowns helps to prevent liquid and viral strike-through in critical areas during surgical procedures. Additionally, our FDA- regulated processes for decontamination and reprocessing of surgical instrumentation enables health care providers to better manage the risk of transmission of infectious diseases.

Concern Regarding the Handling and Disposal of Biohazardous Waste. The disposal of large volumes of infectious and hazardous waste generated by the healthcare industry continues to attract increased public awareness. Healthcare providers are under pressure to reduce their generation of biohazardous waste because of restrictions on incineration and limited access to dump sites. This market dynamic offers an advantage to companies that provide outsourced reusable alternatives to disposable surgical products.

Leverage Infrastructure with Increased Penetration in Markets. Our existing facilities combined currently have significant available capacity to access more of the national market. Distribution expansion, if prudently executed, could provide opportunity for business growth with incremental capital investment.

Customers

As of December 31, 2005, we served a customer base of greater than 350 hospitals and surgery centers located throughout the United States. Our strategy is to further expand upon the supply chain management needs of our current customer base, and grow our customer base by focusing on hospitals and surgery centers that are surgical procedure intensive.

We maintain short-term agreements to supply several group purchasing organizations (“GPO’s”), including Novation, LLC, HealthTrust Purchasing Group, L.P., MedAssets, Inc., Broadlane, Inc. (for Tenet Healthcare Corporation), Consorta, Inc., and Shared Services Healthcare, Inc. Novation is the supply company for Voluntary Hospitals of America, Inc. and University HealthSystem Consortium. HealthTrust Purchasing is a GPO representing over 600 hospitals and surgery centers. MedAssets is the largest independent purchasing group in the United States. Tenet owns and operates 73 acute care hospitals in 13 states. Consorta is a leading healthcare resource management and GPO, with shareholders consisting of faith-based or non-profit health systems. Shared Services is a southeastern GPO. Through these relationships with Novation, HealthTrust Purchasing, MedAssets and other purchasing organizations, our products and services are potentially available to the vast majority of providers and surgery centers in our service areas. We continue to pursue additional GPO contracts that would allow us opportunities to further penetrate the healthcare market.

Products

Our principal reusable surgical products are ComfortSureTM surgical gowns. We also offer reusable towels, surgical drapes, and stainless steel basin sets as part of our reusable surgical product line. We provide these products in a variety of configurations for a provider’s specific needs. A major benefit of our reusable system is reduced medical waste because of the elimination of disposable, single-use products.

Our ComfortSureTM Premium Liquid Resistant and Liquid Proof gowns are made of some of the most technologically advanced materials available, providing users with a highly breathable gown and excellent protection. This added protection is critical to healthcare providers given continuing concerns of doctors, staff, and regulatory authorities regarding transmission of bloodborne pathogens, including HIV and hepatitis viruses. The Premium Liquid Resistant and Liquid Proof gowns are ideal for procedures with high bodily fluid volume and of longer duration. Our standard surgical gown is a cost-effective solution to higher priced gowns. Our standard gown is made from an advanced micro-fiber polyester liquid resistant fabric, ensuring a high degree of comfort to the user. We believe this gown is ideal for procedures with minimal fluid exposure and of shorter duration.

We contract with third-party vendors for weaving of micro-fiber fabric and cutting and sewing of gowns and drapes. In August 1998, we signed a ten-year sales and manufacturing agreement with Standard Textile Co., Inc. (“Standard Textile”), under which Standard Textile manufactures most of our reusable textile products.

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

Our instrument-processing program, called AccuSetSM, offers our customers the benefit of consistently available surgical instruments processed at an FDA-regulated facility. Our thorough inspection and cleaning process assures that surgical instruments are functional and meet rigorous quality standards. We offer general, laparoscopic, orthopedic, arthroscopic, ophthalmic, neuro, ENT (ear, nose and throat) and labor and delivery instrument processing at our facilities. As of December 31, 2005, we serviced instrument programs at 55 hospitals.

We offer instruments as part of the AccuSetSM program pursuant to a Joint Marketing Agreement with Aesculap, Inc. (“Aesculap”), one of the oldest and largest worldwide suppliers of surgical instruments. Aesculap furnishes the majority of the surgical instruments that we deliver to our customers. Aesculap receives an agreed upon fee from each procedure based on the number and kinds of procedures performed with its instruments and the number and combination of instruments used for each procedure. We have also developed vendor relationships with many leading manufacturers of surgical instruments to procure instrumentation for which our customer expresses a preference and Aesculap does not manufacture. This expands the solution that we offer our customers.

Our physician specific ReadyCaseSM case cart management system combines reusable products, disposable packs, surgical instruments, and physician preference items to provide most of the products required for a surgical procedure. The system allows hospital customers to develop and implement best practice protocols. We believe that ReadyCaseSM is the most complete case cart system available in the market. By delivering a high percentage of surgical products and instruments used in a procedure, ReadyCaseSM offers our customers the potential to reduce their supply chain management costs, improve their operational efficiency, and increase their revenue by improving throughput in their surgical area. ReadyCaseSM customers are able to view and analyze cost per procedure data and identify product standardization opportunities through our proprietary web portal.

We implemented RFID technology in our ten processing facilities. RFID technology is a method for identifying and tracking objects based on the use of a small tag that stores a unique code. We incorporated “multi-read” RFID tags into our reusable surgical gowns and drapes, which allow us to replace the use of labor-intensive bar code scanning to track product usage. This technology offers us improved inventory control and monitoring of product quality.

Employees

As of December 31, 2005, we employed 841 people. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.

Competition

We compete primarily with sellers of disposable gowns, drapes, basins and custom packs. Our principal competitors are Allegiance Corporation (a subsidiary of Cardinal Health, Inc.), Medline Industries, Inc., DeRoyal Industries, Inc., and Kimberly Clark Corporation. We also compete with the in-house processing capabilities of hospitals and surgery centers. These potential customers must understand the significant value in our service offering before contracting with us to augment or outsource their own in-house capability.

The challenging healthcare environment in recent years has led to increasingly intense competition among suppliers and manufacturers of surgical products. As providers seek to reduce operating costs in response to pressure from governments, insurance companies, and health maintenance organizations, suppliers and manufacturers are being forced to compete on price, service, quality and delivery of innovative solutions that improve the healthcare supply chain. Because competitive pressure will continue to intensify for the foreseeable future, we must position SRI Surgical to effectively compete based on our high-quality service and innovative outsourcing solutions.

Regulation

Substantially all of our products and services are subject to extensive government regulation in the United States by federal, state, and local governmental agencies, including the Food and Drug Administration (“FDA”), the Department of Transportation (“DOT”), and the Occupational Safety and Health Administration (“OSHA”).

Our reusable products are regulated as medical devices by the FDA, which regulates the development, production, distribution, and promotion of medical devices in the United States. Various states in which we do business also regulate medical devices. Pursuant to the Federal Food, Drug and Cosmetics Act (the “FDA Act”), our medical devices are subject to general controls regarding FDA inspections of facilities, Current Good Manufacturing Practices (“cGMP’s”), labeling, maintenance of records, and medical device reporting with the FDA. To the extent required, we have obtained FDA pre-market approval of our devices under Section 510(k) of regulations issued under the Code of Federal Regulations (CFR), that provides for FDA approval on an expedited basis for products shown to be substantially equivalent to devices already cleared by the FDA and currently legally marketable in the United States. Products must be produced in establishments registered with the FDA and manufactured in accordance with cGMP’s, as defined under the FDA Act. In addition, our medical devices must be initially listed with the FDA, and our labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The Medical Device Reporting regulation obligates us to provide information to the FDA on injuries or deaths alleged to have been associated with the use of a product or in connection with certain product failures that could have caused serious injury or death. If we fail to comply with the applicable provisions of the FDA Act, the FDA may institute proceedings to detain or seize products, impose fines, enjoin future company activities, impose product labeling restrictions, or enforce product recalls or withdrawals from the market.

We and our hospital customers also must comply with regulations of OSHA, including the bloodborne pathogen standards requiring “standard (universal) precautions” be observed to minimize exposure to blood and other bodily fluids. To comply with these requirements, our employees wear personal protective equipment when handling soiled linens and materials in the facility’s decontamination area. Properly used, our products allow our hospital customers to protect their employees in compliance with the OSHA regulations. We must comply with local regulations governing the discharge of water used in our operations. We use locally licensed contractors to dispose of any biohazardous waste generated by the hospital and received by us and therefore do not need to obtain permits for biohazardous waste disposal. We must comply with DOT and OSHA regulations governing the transportation of biohazardous materials, which include containing and labeling waste as well as reporting various discharges. We comply with these regulations by confining soiled products inside marked liquid proof bags for transport within secured and appropriately labeled transfer carts. A third-party contractor provides sterilization of our disposable accessory packs. The use of ethylene oxide by the contractor in the sterilization of our disposable accessory packs is subject to regulation by FDA, OSHA, and the Environmental Protection Agency.

In addition, other federal, state and local regulatory authorities, including those enforcing laws which relate to the environment, fire hazard control, and working conditions, have jurisdiction to take actions that could have a material adverse effect on us. We make expenditures from time to time to comply with environmental regulations, but do not expect to make any material capital expenditures for environmental compliance in 2006. However, current environmental estimates could be modified as a result of changes in our plans, legal requirements or other factors.

Item 1A. Risk Factors

The cautionary statements set forth below, as well as factors described elsewhere in this Form 10-K and in other SEC filings, discuss important factors that could cause actual results to differ materially from any forward-looking statements.

Our future growth is dependent on the sales process and market acceptance of our products and services. Our future performance depends on our ability to maintain and increase revenues from new and existing customers. Our sales process to acquire new customers is typically extended in duration, because of industry factors such as the approval process in hospitals for purchases from new suppliers, the duration of existing supply contracts, and implementation delays pending termination of a hospital’s previous supply relationships. Our future performance also depends on the market accepting our product and service offerings, which emphasize the supply of reusable surgical products to a market that predominantly uses disposable products. We are also regularly developing new instrument processing programs. We are subject to a risk that the market will not broadly accept these product offerings, which would adversely affect our revenues and operating results.

We might need additional capital in the future, which might not be available. Our business is capital intensive and requires annual capital expenditures for additional surgical products. Should we need or otherwise decide to raise additional funds, we may not be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competitive pressures or unanticipated requirements or otherwise support our operations. See “Management’s Discussion and Analysis - Liquidity and Capital Resources”.

The inability of a key supplier to perform may leave us without a source of supplies and could adversely affect our operating results. We rely on Aesculap as our major source of supply of instruments for our instrument processing programs. Any failure of Aesculap to furnish instruments for any reason would materially and adversely affect our ability to service these programs until we secured one or more alternative suppliers. We also have a procurement agreement with Standard Textile as our supply source for our reusable surgical products through August 2008. If Standard Textile were unable to perform under this agreement, we would be materially and adversely affected until we secured alternative suppliers.

The loss of a significant customer or purchasing organization could adversely affect our operating results. During 2005, hospitals belonging to three GPO’s, Novation, LLC, HealthTrust Purchasing Group, L.P. and MedAssets, Inc., accounted for approximately 56% of our sales. No single health care provider accounts for more than 8% of our sales. Our business with these GPO’s is pursuant to short-term agreements, which are subject to renewal from time to time through competitive processes. Although each GPO member hospital currently makes its purchasing decisions on an individual basis, the loss of a substantial portion of the GPO hospitals’ business would adversely affect our revenues and results of operations.

Intense competition in the markets in which we operate could adversely affect us. Our business is highly competitive. Competitors include a number of distributors and manufacturers, as well as the in-house reprocessing operations of hospitals. Certain of our existing and potential competitors possess substantially greater resources than we. Some of our competitors, including Allegiance Corporation (a subsidiary of Cardinal Health, Inc.) and Medline Industries, Inc., serve as the sole supplier of a wide assortment of products to a significant number of hospitals. While we have a substantial array of surgical products, many of our competitors have a greater number of products for the entire hospital, which in some instances is a competitive disadvantage for us. There is no assurance that we will be able to compete effectively with existing or potential competitors. See “Business—Competition.”

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

Our ability to effectively grow depends on our ability to improve our operational systems. We have expanded our operations since inception and may continue to expand to pursue existing and potential market opportunities. This growth places a significant demand on management, financial and operational resources. To manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis and continue to invest in the operational infrastructure of our business.

Our product liability insurance may not be sufficient to cover all claims. The use of medical devices such as surgical instruments entails an inherent risk of product liability or other claims initiated by patients or hospitals. Any of those claims in excess of our insurance coverage or not covered by insurance could adversely affect our results of operations.

Changes in federal or state regulations could materially adversely affect us. Significant aspects of our businesses are subject to federal, state and local statutes and regulations governing, among other things, medical waste-disposal and workplace health and safety. In addition, most of the products furnished or sold by us are subject to regulation as medical devices by the FDA, as well as by other federal, state and local agencies. Our facilities are subject to quality systems inspections by FDA officials. The FDA has the power to enjoin future violations, seize adulterated or misbranded devices, and require the manufacturer to remove products from the market, and publicize relevant facts. Federal, state or local governments might impose additional restrictions or adopt interpretations of existing laws that could materially adversely affect us. See “Business Regulation.”

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We operate ten processing facilities that range in size between 30,000 and 63,500 square feet in Baltimore, Chattanooga, Cincinnati, Dallas, Houston, Los Angeles, Raleigh, Salt Lake City, Stockton, and Tampa. Each facility has standardized processes and equipment, including computerized and fully automated heavy-duty washers, dryers, and sterilizers to achieve consistent decontamination and sterilization of reusable surgical products and instruments. We use Good Manufacturing Practices at each facility, and regularly implement at all facilities efficiencies that have been developed and tested at another location.

We maintain service centers in Detroit, Louisville, Miami and Oklahoma City to facilitate distribution of our products to our customers.

We also operate a disposable accessory products facility in Plant City, Florida, where we assemble and package surgical products into customized disposable accessory packs. We transport these disposable accessory packs to a third-party facility for sterilization before they are sent to our reprocessing facilities for final delivery.

We own our Chattanooga, Cincinnati, Houston, and Stockton processing facilities and our corporate headquarters facility; we lease the remaining processing facilities, service centers, and the disposable accessory products facility.

We believe that our existing facilities adequately serve our current requirements. The table below summarizes our properties and the major markets they serve as of December 31, 2005:

	Square Footage (Approx.)	Lease Expiration	Selected Markets Served
Processing Facilities:
Baltimore, Maryland	58,700	February 28, 2007 (Options to 2012)	Baltimore, Philadelphia, Richmond, New Jersey
Chattanooga, Tennessee	50,000	Owned	Atlanta, Birmingham, Nashville
Cincinnati, Ohio	50,000	Owned	Columbus, Cincinnati, Louisville, Lexington, Detroit, Cleveland
Dallas, Texas	53,000	March 31, 2008 (Options to 2010)	Dallas, Oklahoma City, Tulsa
Houston, Texas	30,000	Owned	Houston, San Antonio, Austin
Los Angeles, California	30,400	November 30, 2007 (Options to 2012)	San Diego, Los Angeles
Raleigh, North Carolina	63,500	March 31, 2012 (Options to 2022)	South Carolina, North Carolina
Salt Lake City, Utah	31,800	July 5, 2006 (Options to 2016)	Utah, Idaho
Stockton, California	57,000	Owned	Sacramento, San Francisco, Oakland
Tampa, Florida	63,000	January 23, 2012 (Options to 2032)	Florida

Service Centers:
Detroit, Michigan	23,000	September 30, 2007
		(Options to 2012)
Louisville, Kentucky	10,000	(1)
Miami, Florida	4,000	January 31, 2007
Oklahoma City, Oklahoma	3,600	February 28, 2009

Disposable Products :
Plant City, Florida	40,800	February 28, 2010
		(Options to 2013)

Corporate Office:
Tampa, Florida	42,000	Owned

(1)	Service center provided by hospital

Item 3. Legal Proceedings

We are involved in claims, which arise in the ordinary course of business. We do not believe these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, or cash flow.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of 2005. The deadline for shareholders to submit proposals or nominations for director to be considered for inclusion in our Proxy Statement and Proxy Form for the 2006 Annual Meeting of Shareholders or to be introduced at the 2006 annual meeting has been revised from that previously stated in our 2005 Proxy Statement and will now be the close of business on April 2, 2006.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Common Stock Information

Our common stock trades publicly on the NASDAQ National Market system under the symbol “STRC”. The table below sets forth the high and low bid quotations for our common stock for fiscal years 2004 and 2005. These bid prices represent prices between dealers without adjustment for retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions.

Common Stock Price Range

Year ended December 31, 2004	High	Low
First quarter	$8.32	$5.93
Second quarter	$10.56	$5.19
Third quarter	$7.74	$5.46
Fourth quarter	$6.75	$4.53

Year ended December 31, 2005

First quarter	$5.90	$4.41
Second quarter	$5.28	$4.10
Third quarter	$7.69	$4.74
Fourth quarter	$6.75	$5.28

We have never declared or paid cash dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. Additionally, financial covenants in our credit facility prohibit the payment of cash dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Notes to Financial Statements”.

On February 27, 2006, there were approximately 40 holders of record of our common stock.

Recent Sales of Unregistered Securities

On January 17, 2006, we issued 120,000 shares of restricted stock to Christopher Carlton, Wallace Ruiz, and four other employees, pursuant to our 2004 Stock Compensation Plan. In each of the foregoing instances, we relied on Section 4(2) of The Securities Act for exemption from the registration requirements of The Securities Act because no public offerings were involved.

Item 6. Selected Financial Data

The following table contains certain selected financial data that have been derived from our audited financial statements. The data should be read in conjunction with the Financial Statements and Notes thereto incorporated into Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” incorporated into Item 7.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Statement of operations data:
Revenues	$91,734	$91,310	$86,474	$86,564	$86,426
Cost of revenues	68,554	68,412	64,712	61,112	58,296

Gross profit	23,180	22,898	21,762	25,452	28,130
Distribution expenses	6,261	6,135	5,946	5,698	5,557
Selling and administrative expenses	15,092	15,436	15,086	14,933	12,512
Impairment of goodwill	—	5,244	—	—	—

Income (loss) from operations	1,827	(3,917)	730	4,821	10,061
Unrealized gain (loss) on derivative instruments	—	—	—	101	(407)
Interest expense, net	1,197	1,015	1,090	989	1,381

Income (loss) before income taxes	630	(4,932)	(360)	3,933	8,273

Income tax expense	237	66	139	1,474	3,103

Income (loss) before cumulative effect of change in accounting principle	393	(4,998)	(499)	2,459	5,170
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(113)

Net income (loss)	393	(4,998)	(499)	2,459	5,057
Dividends on preferred stock	—	—	—	—	(56)

Net income (loss) available for common shareholders	$393	$(4,998)	$(499)	$2,459	$5,001

Basic earnings (loss) per common share:
Income (loss) available for common shareholders before cumulative effect of change in accounting principle	$0.06	$(0.80)	$(0.08)	$0.38	$0.85
Cumulative effect of change in accounting principle	—	—	—	—	(0.02)

Earnings (loss) per common share	$0.06	$(0.80)	$(0.08)	$0.38	$0.83

Basic earnings (loss) per diluted share:
Income (loss) before cumulative effect of change in accounting principle	$0.06	$(0.80)	$(0.08)	$0.38	$0.78
Cumulative effect of change in accounting principle	—	—	—	—	(0.02)

Earnings (loss) per diluted share	$0.06	$(0.80)	$(0.08)	$0.38	$0.76

Weighted average common shares outstanding:
Basic	6,277	6,263	6,265	6,391	6,037

Diluted	6,311	6,263	6,265	6,500	6,591

Balance sheet data (at end of period):
Reusable surgical products, net	$22,416	$23,506	$22,035	$25,642	$25,554
Total assets	76,432	80,686	85,567	91,906	82,685
Notes payable to bank	3,229	4,981	7,009	15,452	17,612
Mortgages payable	4,763	—	—	—	—
Bonds payable	8,380	9,040	9,700	9,700	—
Obligation under capital lease	6	4,987	4,515	4,455	4,562
Total liabilities	28,349	33,372	33,255	39,061	32,781
Shareholders’ equity	48,083	47,314	52,312	52,845	49,904

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read with our Financial Statements and Notes included elsewhere in this report. This discussion and analysis contains trend analysis and might contain forward-looking statements. These statements are based on current expectations and actual results might differ materially. Among the factors that could cause actual results to vary are those described in this “Overview” section and in “Risk Factors “.

Overview

We provide daily processing, assembly and delivery of reusable and disposable products and instruments required for surgery through our state-of-the-art, FDA-regulated service centers. Our integrated “closed-loop” process starts with daily delivery of reusable and disposable surgical supplies and instruments to the healthcare provider. At the same time, we pick up the textiles, basins and instruments used in surgery and return them to our processing facility. Used products arriving at our processing facility are sorted, cleaned, inspected, packaged sterilized, and subsequently, shipped back to the healthcare providers.

Our principal strategic opportunity to improve our operating results is to capitalize on our strong service capabilities and considerable infrastructure by leveraging our current relationships with existing customers and adding new customers. We plan to continue to focus on introducing our current and potential new customers to our physician-specific ReadyCaseSM case cart management system. We believe that our ReadyCaseSM growth strategy is a strong strategy. We have undertaken significant efforts to identify, recruit, and train new sales resources to help us fully execute these strategies.

We believe our facilities are strategically situated to capitalize on future market opportunities. These facilities have significant available capacity to access more of the national market. We continue to seek ways to better maximize the efficiency and effectiveness of our operating processes.

We derive our revenue from the sale and servicing of reusable and disposable surgical products and instruments. Reusable products include linens (gowns, towels and drapes) and basins (stainless steel cups, carafes, trays and basins). We sell our products and services through a direct sales force strategically located throughout the United States. Our revenue growth is primarily determined by the number of customers, the number and type of surgical procedures that we service for each customer, and pricing for our various types of surgical packs and procedures. Revenues are recognized as the agreed upon products and services are delivered, generally daily. Packing slips signed and dated by the customer evidence delivery of product. Our contractual relationships with our customers are primarily evidenced by purchase orders or service agreements with terms varying from one to five years, which are generally cancelable by either party.

We incur most of our cost of revenues from processing the reusable surgical products and instruments at our processing facilities. We amortize the cost of our reusable surgical products over their expected useful life based upon usage. We have implemented RFID technology into our reusable linen products to reduce shrinkage, monitor product quality testing and improve handling efficiencies.

Most of our surgical instrument supply arrangements with customers utilize instruments owned by Aesculap, which receives an agreed upon fee for each procedure based on the number and kinds of procedures performed with its instruments and the number and combination of instruments used for each procedure. This arrangement allows us to limit our cost of capital for instrument programs. In addition to the Aesculap-owned instruments, we purchase surgical instruments from other vendors to service customers who have requirements that Aesculap cannot fulfill. Surgical instruments that we own are depreciated over a four-year life.

Our profitability is primarily determined by our revenues, the efficiency with which we deliver products and services to customers, and our ability to control our costs.

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

Allowance for Doubtful Accounts. Our allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the overall aging of the balances, and the financial stability of the customer. The use of different estimates or assumptions could produce different allowance balances. If a major customer’s creditworthiness deteriorates or customer defaults run at a rate higher than historical experience, we would increase this allowance, which could adversely affect our results of operations.

Reserves for Shrinkage, Obsolescence, and Scrap for Reusable Surgical Products and Instruments. We determine our reserves for shrinkage and obsolescence of our reusable surgical products and instruments based on historical experience. Any linen products not scanned by our RFID system for a 210-day period are considered lost and written off. We determine our reserve for scrap based upon quality assurance standards and historical evidence. We periodically verify the quantity of other reusable surgical products by counting and by applying observed turn rates. A third party, Aesculap, owns most of the surgical instruments that we use. We base our reserve for owned surgical instrument losses on our assessment of our historical loss experience, including periodic physical counts. Using different estimates or assumptions could produce different reserve balances for our reusable products and instruments. We review this reserve quarterly. If actual shrinkage, obsolescence or scrap differs from our estimates, our reserve would increase or decrease accordingly, which could adversely affect our results of operations.

Reserves for Shrinkage and Obsolescence for Inventories. We determine our reserves for shrinkage and obsolescence of our inventories based on historical data, including the results of cycle counts performed during the year and the evaluation of the aging of finished goods of reusable and disposable surgical products and instruments. Using different estimates or assumptions could produce different reserve balances. We review this reserve quarterly. If actual losses differ from our estimates, our reserve would increase or decrease accordingly, which could adversely affect our results of operations.

Amortization of Reusable Surgical Products and Instruments. Our reusable surgical products are stated at cost. We amortize linens and basins on a basis similar to the units of production method. Estimated useful lives for each product are based on the estimated total number of available uses for each product. The expected total available usage for our linen products using the three principal fabrics (accounting for approximately 85% of the reusable surgical products) is 75, 100, and 125 uses, based on several factors, including our actual historical experience with these products. We believe our RFID technology enables us to evaluate the useful lives of linen products more often. Basins are amortized over their estimated useful life, which ranges from 25 to 200 uses. In 2005, we amortized owned surgical instruments on the straight-line method based on a four-year useful life. If our actual use experience with these products is shorter than these assumptions, our amortization rates for reusable products and instruments would increase, which could adversely affect our results of operations.

Health Insurance Reserves. We offer employee benefit programs including health insurance, to eligible employees. We retain a liability up to $75,000 annually for each health insurance claim. We accrue health insurance costs using estimates to approximate the liability for reported claims and claims incurred but not reported. Using different estimates or assumptions could produce different reserve balances. If actual claim results exceed our estimates, our health insurance reserve would increase, which could adversely affect our results of operations.

Workers’ Compensation Insurance Reserve. In 2005, we converted our workers’ compensation insurance program to a large dollar deductible, self-funded plan. We retain a liability of $250,000 for each claim occurrence. Our policy has an annual aggregate liability limit of $1.25 million. We have obtained a letter of credit in the amount of $600,000 with our primary lender to secure the payment of future claims. We base our reserve on historical claims experience and reported claims. We accrue workers’ compensation insurance costs using estimates to approximate the liability for reported claims and claims incurred but not reported. We review this reserve quarterly. If actual claims differ from our estimates, the reserve would increase or decrease accordingly, which could adversely affect our results of operations.

Income Taxes. Income taxes are provided using the liability method in accordance with Statements of Financial Accounting Standards (“SFAS”) 109, Accounting for Income Taxes. In accordance with SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in operations in the period that includes the enactment date of the rate change. The tax benefits must be reduced by a valuation allowance in certain circumstances. Realization of the deferred tax benefits is dependent on generating sufficient taxable income prior to expiration of any net operating loss carry-forwards. We periodically review deferred tax assets for recoverability, and provide valuation allowances as necessary.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), Share-Based Payment (SFAS 123(R)). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. We will be first required to apply SFAS 123(R) during our fiscal quarter ending March 31, 2006. The cost will be measured based on the fair value of the instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees. As originally issued in 1995, SFAS 123 established as preferable the fair-value based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB Opinion 25, as long as the footnotes to the financial statements disclosed the impact on net income if the preferable fair-value-based method had been used. We are evaluating the impact that SFAS 123(R) will have on our operating results. Based on a preliminary analysis, we expect to incur approximately $450,000 of added compensation expense in 2006.

Results of Operations

We operate on a 52-53 week fiscal year ending the Sunday nearest December 31st. The financial statements are reflected as of December 31, 2005, 2004 and 2003 for presentation purposes only. The actual end of each period was January 1, 2006, January 2, 2005 and December 28, 2003, respectively. There are 52 weeks included for the years ended December 31, 2005 and 2003, and 53 weeks included for the year ended December 31, 2004.

The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in our statements of income:

	Years Ended December 31,
	2005	2004	2003
Revenues	100.0%	100.0%	100.0%
Cost of revenues	74.7%	74.9%	74.8%

Gross profit	25.3%	25.1%	25.2%

Distribution expenses	6.8%	6.7%	6.9%
Selling and administrative expenses	16.5%	16.9%	17.5%
Impairment of goodwill	—	5.8%	—

Income (loss) from operations	2.0%	(4.3)%	0.8%
Interest expense, net	1.3%	1.1%	1.2%

Income (loss) before income taxes	0.7%	(5.4)%	(0.4)%
Income tax expense	0.3%	0.1%	0.2%

Net income (loss)	0.4%	(5.5)%	(0.6)%

Year ended December 31, 2005 compared to year ended December 31, 2004

Revenues

Revenues increased $424,000 or 0.5%, to $91.7 million for the year ended December 31, 2005, compared to $91.3 million for the year ended December 31, 2004. The increase is primarily attributable to the growth of our ReadyCaseSM delivery system (combining instruments, reusable textiles, and disposable products), partially offset by declining sales of reusable surgical products to customers who predominantly purchase reusable textiles. Our revenues were also adversely affected by our having three less business days in the 2005 fiscal year compared to fiscal year 2004.

Gross Profit

Gross profit increased $282,000 or 1.2% to $23.2 million for the year ended December 31, 2005 compared to $22.9 million for the prior year. As a percentage of revenues, gross profit increased by 0.2% to 25.3% for the year ended December 31, 2005 compared to 25.1% for the prior year. The increase in gross profit was primarily due to lower production labor cost, lower fixed overhead costs, and lower amortization of reusable products, partially offset by higher material costs for disposable products due to generally higher prices and higher instrument usage fees due to the increase in our instrument processing business.

Distribution Expenses

Distribution expenses increased $126,000 or 2.1% to $6.3 million for the year ended December 31, 2005 as compared to $6.1 million in the prior year primarily because of higher fuel costs.

Selling and Administrative Expenses

Selling and administrative expenses decreased $344,000 or 2.2% to $15.1 million for the year ended December 31, 2005 compared to $15.4 million in the prior year. The decrease in selling and administrative expenses for 2005 is primarily attributable to lower compensation, insurance, and depreciation expenses, partially offset by increased sales and marketing expense.

Impairment of Goodwill

In 2004, we recorded a non-cash impairment charge of $5.1 million (net of tax) related to the entire carrying value of our goodwill at December 31, 2004. See Note D to our Financial Statements - Goodwill.

Interest Expense, Net Interest expense, net increased $182,000 or 17.9% to $1.2 million for the year ended December 31, 2005 compared to $1.0 million in the prior year. The increase in interest expense is due primarily to generally higher interest rates and a write-off of fees associated with the former line of credit that was replaced in June 2005.

Income Tax Expense

Income tax expense, a function of our income before taxes and effective tax rate was $237,000 for the year ended December 31, 2005. Our effective tax rate for the 2005 fiscal year was 37.5% compared to (1.3)% for the 2004 year. See Note I to our Financial Statements - Income Tax.

Net Income (loss) Per Common Share

We recorded net income per common share of $0.06 on a diluted and basic per share basis for 2005 compared with net loss per common share of $0.80 in 2004. The net loss for 2004 included a non-cash charge to operations of $5.1 million (net of tax) or $0.82 per common share due to the impairment of goodwill from previous acquisitions.

Year ended December 31, 2004 compared to year ended December 31, 2003

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

Distribution Expenses

Distribution expenses increased $189,000, or 3.2%, to $6.1 million in 2004, from $5.9 million in 2003. As a percentage of revenues, distribution expenses decreased 0.2%, to 6.7% in 2004, from 6.9% in 2003. The increase in distribution expense dollars resulted primarily from an extra week of operations for the year ended December 31, 2004. As a percentage of revenue, we were able to reduce our vehicle insurance costs and better leverage our distribution routes in 2004.

Selling and Administrative Expenses

Selling and administrative expenses increased $350,000, or 2.3%, to $15.4 million in 2004, from $15.1 million in 2003. As a percentage of revenues, selling and administrative expenses decreased 0.6%, to 16.9% in 2004, from 17.5% in 2003. The overall increase in expense is primarily due to severance expense from the employment termination of the former CEO in September 2004.

Impairment of Goodwill

We recorded a non-cash impairment charge of $5.1 million (net of tax) related to the entire carrying value of our goodwill in 2004. See Note D to our Financial Statements - Goodwill.

Interest Expense, Net

Interest expense decreased $75,000, or 6.9%, to $1.0 million in 2004, from $1.1 million in 2003. The decrease can be attributed to a reduction in the outstanding balance of the credit facility from $7.0 million at December 31, 2003, to $5.0 million at December 31, 2004, offset slightly by the increase in overall interest rates.

Income Tax Expense

Income tax expense decreased $73,000 from $139,000 in 2003 to $66,000 in 2004. Income tax expense is usually a function of our net income (loss) and effective tax rate. During 2004, certain state tax credits were deemed unrecoverable resulting in an additional valuation allowance being applied against our deferred tax assets. This determination was made after extensive review of the future recoverability of the state tax credits. See Note I - Income Tax.

Net Loss Per Common Share

We recorded a net loss per common share of $0.80 on a diluted and basic per share basis for 2004 compared with a net loss per common share of $0.08 in 2003. The net loss for 2004 included a non-cash charge to operations of $5.1 million (net of tax) or $0.82 per common share from impairment of goodwill from previous acquisitions. This impairment charge was partially offset by an increase in revenues primarily attributable to growth in our instrument processing programs and an extra week of operations.

Liquidity and Capital Resources

Our principal sources of capital have been cash flows from operations and borrowings under our revolving credit facility. As of December 31, 2005, we had approximately $653,000 in cash and cash equivalents, compared to approximately $413,000 as of December 31, 2004. In addition, we had $17.8 million available under our credit facility. Net cash provided by operating activities for the year ended December 31, 2005 was $9.7 million as compared to $12.4 million for last year. The decrease in cash from operations in 2005 is primarily attributable to a substantial payment in 2005 of an accounts payable incurred in 2004. This decrease was offset partially by improved collections of accounts receivable.

Net cash used in investing activities in the year ended December 31, 2005 was $7.2 million as compared to $9.8 million in 2004. The decrease in cash used in investing activities in 2005 as compared to 2004, is attributable to reduced purchases of reusable surgical products offset by a slight increase in investment in property, plant and equipment. We estimate that our expenditures in 2006 for reusable surgical products will be approximately $6.6 million, an amount that will fluctuate depending on the growth of our business. We estimate that our expenditures in 2006 for property, plant and equipment will be approximately $5.8 million, including approximately $1.5 million to replace our existing IT infrastructure with an Enterprise Resource Planning (ERP) system.

Net cash used in financing activities in the year ended December 31, 2005 was $2.3 million compared to $2.9 million in 2004, primarily as a result of repayments toward our revolving credit facility and proceeds from issuance of common stock.

We have a three-year revolving credit facility with two financial institutions that allows us to potentially draw up to $30 million, subject to limitations based on the consolidated leverage ratio covenant. The credit facility is secured by substantially all of our assets and bears an interest rate that varies between 200 and 300 basis points over LIBOR (4.4% as of December 31, 2005) depending on the quarterly results under our consolidated leverage ratio covenant. The credit facility requires us to maintain (a) a consolidated leverage ratio of not more than 3.00 to 1.00 for the fiscal quarter ending December 31, 2005, 2.75 to 1.00 for fiscal quarter ending March 31, 2006, and 2.50 to 1.00 for fiscal quarters ending June 30, 2006 and thereafter; (b) a funds flow coverage ratio of not less than 2.50 to 1.00 for the fiscal quarters ending December 31, 2005 and thereafter; (c) a tangible net worth at the end of each fiscal quarter beginning June 30, 2005, of at least $45 million plus 75% of cumulative net positive income generated after March 31, 2005. The credit facility places a number of restrictions on us, including: the paying of dividends, incurring additional indebtedness, making loans and investments, encumbering our assets, entering into a new business, and entering into certain merger, consolidation or liquidation transactions. We complied with all requirements of the credit facility for all periods presented. Our outstanding balance under the revolving credit facility was approximately $3.2 million and $5.0 million on December 31, 2005, and December 31, 2004, respectively. As of December 31, 2005, we had $17.8 million total available to be borrowed under the facility, which takes into consideration the amounts already outstanding.

In December 2005, we purchased our Tampa corporate headquarters facility for approximately $5.3 million. We financed the purchase with a mortgage from our primary lenders for approximately $4.8 million and borrowing under our revolving credit facility. The mortgage has a term of five years and an amortization schedule based on 20 years, with a balloon payment of $3.6 million in 2010. The mortgage bears an interest rate of 250 basis points over LIBOR.

We previously recorded the building as a capital lease in our financial statements. In accordance with FASB Interpretation # 26, Accounting for Purchase of a Leased Asset by the Lessee During the Term of the Lease, the difference, if any, between the purchase price and carrying amount of the lease obligation was recorded as an adjustment of the carrying amount of the asset on our balance sheet. At the closing, the carrying amount exceeded the purchase price by $608,000. The building is being depreciated over its remaining useful life of 35 years.

In 1999, we issued public bonds to fund the construction of two of our reusable processing facilities. Interest expense adjusts based on rates that approximate LIBOR. Starting in 2004, we began amortizing the bonds through quarterly payments of $165,000. Balloon principal payments of $3.1 million are due on the bonds in 2014. The bonds payable are secured by the two reusable processing facilities. Letters of credit issued by a financial institution back these bonds. We paid a commitment fee of approximately $123,000 (125 basis points) for the letters of credit in 2005. The letters of credit must be renewed each year through maturity in 2014.

Our contractual cash obligations for future minimum payments, including interest, under our notes payable to bank, bonds payable, mortgage and operating leases as of December 31, 2005, are as follows:

Contractual Obligations

Payments due by period (000’s)	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Notes payable to bank, mortgage and bonds payable	$20,379	$4,140	$2,745	$6,624	$6,870
Operating leases	10,399	2,923	3,837	2,268	1,371

Total contractual cash obligations	$30,778	$7,063	$6,582	$8,892	$8,241

As part of our ReadyCaseSM delivery system, we offer instruments for use and reprocessing pursuant to our Joint Marketing Agreement with Aesculap. Under the terms of this agreement, Aesculap furnishes and repairs the surgical instruments that we deliver to customers and receives an agreed upon fee for each procedure. We also have a procurement agreement with Standard Textile under which we agree to purchase 90% of our reusable surgical products from them. Although we are not bound to purchase any minimum quantity of products under these agreements, we expect to make payments under the contracts to fulfill our supply requirements. During 2005, our payments under these agreements were $14.2 million. We expect to spend between $14.2 and $16.0 million in 2006. Amounts paid under these agreements will vary based upon changes in customer demand, amortization rates, product prices, and other variables affecting our business.

Although it is difficult for us to predict our future liquidity requirements with certainty, we believe that our existing cash and cash equivalents, the cash we generate from operations, together with the revolving credit facility will be adequate to finance our operations for at least the next 12 months.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The outstanding balances under our revolving credit facility were approximately $3.2 million and $5.0 million on December 31, 2005 and December 31, 2004, respectively. The credit facility’s interest rate varies between 200 and 300 basis points over LIBOR (4.4% as of December 31, 2005), depending on our leverage ratio (earnings coverage of debt). We are subject to changes in our interest expense on this facility based on fluctuations in interest rates. Assuming an outstanding balance of this facility of $3.2 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $8,000 per quarter.

The outstanding balance under our real estate mortgage was approximately $4.8 million as of December 31, 2005. The mortgage bears an interest rate of 250 basis points over LIBOR. Assuming an outstanding balance of this facility of $4.8 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $12,000 per quarter.

Interest on our bonds that financed two of our facilities is at a rate that approximates LIBOR. We are subject to changes in our interest expense on these bonds based on fluctuations in interest rates. Assuming an outstanding balance of these bonds of $8.4 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $21,000 per quarter.

We do not have any other material market risk sensitive instruments.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

SRI/Surgical Express, Inc.

We have audited the accompanying balance sheets of SRI/Surgical Express, Inc. as of December 31, 2005 and 2004, and the related statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SRI/Surgical Express, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Tampa, Florida

March 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

SRI/Surgical Express, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the financial statements of SRI/Surgical Express, Inc. referred to in our report dated March 1, 2006, which is included in Part II of this Annual Report on SEC Form 10-K for the years ended December 31, 2005 and 2004. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The 2005 and 2004 changes in valuation and valuation accounts as of December 31, 2005 and 2004, included in Schedule II have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Tampa, Florida

March 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

SRI/Surgical Express, Inc.

We have audited the statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2003. Our audit also included the financial statement schedule for the year ended December 31, 2003 listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of SRI/Surgical Express, Inc. for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

      Certified Public Accountants

Tampa, Florida

February 18, 2004

SRI/SURGICAL EXPRESS, INC.

BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$653	$413
Accounts receivable, net	11,354	11,424
Inventories, net	6,598	7,573
Prepaid expenses and other assets	1,671	1,617
Reusable surgical products, net	22,416	23,506
Property, plant and equipment, net	33,740	36,153

Total assets	$76,432	$80,686

LIABILITIES AND SHAREHOLDERS’ EQUITY

Notes payable to bank	$3,229	$4,981
Accounts payable	5,550	8,479
Employee related accrued expenses	1,296	1,565
Other accrued expenses	2,856	1,845
Mortgage payable	4,763	—
Bonds payable	8,380	9,040
Obligation under capital lease	6	4,987
Deferred tax liability, net	2,269	2,475

Total liabilities	28,349	33,372

Shareholders’ Equity
Preferred Stock - authorized 5,000,000 shares of $0.001 par value; no shares issued and outstanding at December 31, 2005 and 2004	—	—

Common Stock - authorized 30,000,000 shares of $0.001 par value; issued and outstanding 6,336,221 shares at December 31, 2005 and 6,262,524 at December 31, 2004	6	6
Additional paid-in capital	29,765	29,389
Retained earnings	18,312	17,919

Total shareholders’ equity	48,083	47,314

Total liabilities and shareholders’ equity	$76,432	$80,686

See accompanying notes to financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Revenues	$91,734	$91,310	$86,474
Cost of revenues	68,554	68,412	64,712

Gross profit	23,180	22,898	21,762
Distribution expenses	6,261	6,135	5,946
Selling and administrative expenses	15,092	15,436	15,086
Impairment of goodwill	—	5,244	—

Income (loss) from operations	1,827	(3,917)	730
Interest expense, net	1,197	1,015	1,090

Income (loss) before income taxes	630	(4,932)	(360)
Income tax expense	237	66	139

Net income (loss) available for common shareholders	$393	$(4,998)	$(499)

Basic earnings (loss) per common share:	$0.06	$(0.80)	$(0.08)

Diluted earnings (loss) per common share:	$0.06	$(0.80)	$(0.08)

Weighted average common shares outstanding- basic	6,277	6,263	6,265

Weighted average common shares outstanding- diluted	6,311	6,263	6,265

See accompanying notes to financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2002	6,268,877	$6	$29,423	$23,416	$52,845
Exercise of stock options	400	—	2	—	2
Repurchase and retirement of common stock	(6,753)	—	(36)	—	(36)
Net loss	—	—	—	(499)	(499)

Balance at December 31, 2003	6,262,524	6	29,389	22,917	52,312
Net loss	—	—	—	(4,998)	(4,998)

Balance at December 31, 2004	6,262,524	6	29,389	17,919	47,314

Exercise of stock options	73,697	—	338	—	338
Income tax benefit from exercise of stock options	—	—	38	—	38
Net income	—	—	—	393	393

Balance at December 31, 2005	6,336,221	$6	$29,765	$18,312	$48,083

See accompanying notes to financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$393	$(4,998)	$(499)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,010	4,448	4,162
Impairment of goodwill	—	5,244	—
Amortization of reusable surgical products	4,419	4,742	4,506
Provision for reusable surgical products’ shrinkage	2,190	2,076	2,240
Loss on disposal of property, plant and equipment	76	31	59
Increase (decrease) in deferred income taxes	(206)	91	680
Change in assets and liabilities:
Decrease (increase) in accounts receivable, net	70	(1,008)	(127)
Decrease (increase) in inventories, net	975	(1,493)	947
Decrease (increase) in prepaid expenses and other assets	(15)	1,059	277
Increase (decrease) in accounts payable	(2,929)	1,558	1,492
Increase in employee related and other accrued expenses	743	684	405

Net cash provided by operating activities	9,726	12,434	14,142

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,661)	(1,428)	(2,317)
Purchases of reusable surgical products	(5,519)	(8,339)	(3,139)

Net cash used in investing activities	(7,180)	(9,767)	(5,456)

Cash flows from financing activities:
Net repayment on revolving credit notes payable to bank	(1,752)	(2,028)	(8,443)
Repayment on bonds payable	(660)	(660)	—
Net proceeds from mortgage payable	4,762	—	—
Payments on obligation under capital lease	(4,994)	(193)	(119)
Net proceeds from issuance (repurchase) of common stock	338	—	(34)

Net cash used in financing activities	(2,306)	(2,881)	(8,596)

Increase (decrease) in cash and cash equivalents	240	(214)	90
Cash and cash equivalents at beginning of year	413	627	537

Cash and cash equivalents at end of year	$653	$413	$627

Supplemental cash flow information:
Cash paid for interest	$1,166	$990	$1,190

Cash paid (received) for income taxes	$391	$(714)	$(624)

Supplemental schedule of non-cash investing activities:
Assets acquired under capital lease	$12	$665	$179

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF ORGANIZATION AND BUSINESS

SRI/Surgical Express, Inc. (“SRI” or the “Company”) provides central processing and supply chain management services to hospitals and surgery centers across the United States. The Company offers a combination of high quality disposable and reusable surgical products (including gowns, towels, drapes, and basins), out-sourced instrument processing services and a comprehensive case cart management system. At ten regional facilities, the Company collects, sorts, cleans, inspects, packages, and sterilizes its reusable surgical products and instruments, and delivers daily on a just-in-time basis. The Company operates in one industry segment.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31st. The financial statements reflect the Company’s year-end as of December 31st for presentation purposes. There were 52 weeks included for the years ended December 31, 2005 and December 31, 2003, and 53 weeks included for the year ended December 31, 2004.

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

Accounts Receivable, Net

The Company has accounts receivable from hospitals and surgery centers. The Company does not believe that there are substantial credit risks associated with those receivables and does not require any form of collateral from its customers. The allowance for doubtful accounts as of December 31, 2005 and 2004 was approximately $441,000 and $276,000, respectively. The allowance for doubtful accounts relates to accounts receivable not expected to be collected and is based on management’s assessment of specific customer balances, the overall aging of the balances, and the financial stability of the customers. The Company’s write-offs for uncollectible accounts (determined based on specific account evaluations) are insignificant to its results of operations. The Company does not customarily charge interest on accounts receivable.

Concentration of Credit Risk

For the year ended December 31, 2005, revenues relating to hospitals belonging to three group purchasing organizations (Novation, LLC, HealthTrust Purchasing Group, L.P., and MedAssets, Inc.) collectively accounted for approximately 56% of the Company’s revenues. For the years ended December 31, 2004 and December 31, 2003, revenues relating to hospitals belonging to these group purchasing organizations collectively accounted for approximately 56% and 59% of the Company’s revenues, respectively. No single hospital or surgery center accounted for more than 8.0% of the Company’s revenues for the years ended December 31, 2005, 2004, and 2003.

Inventories, Net

Inventories consist of raw materials, principally consumables, supplies, and disposable surgical products; and work in progress; and finished goods consisting of company-assembled packs of various combinations of raw materials and reusable surgical products. Inventories are valued at the lower of cost or market, with cost being determined on the first-in, first-out method. As of December 31, 2005 and 2004, inventory consists of the following:

	December 31,
	2005	2004
	(in 000’s)
Raw materials	$3,450	$4,029
Work in progress	176	223
Finished goods	3,295	3,692

	6,921	7,944
Less: Inventory reserve	(323)	(371)

	$6,598	$7,573

Reusable Surgical Products, Net

The Company’s reusable surgical products, consisting principally of linens (gowns, towels, and drapes), basins (stainless steel medicine cups, carafes, trays, basins) and owned surgical instruments, are stated at cost. Amortization of linens and basins is computed on a basis similar to the units of production method. Estimated useful lives for each product are based on the estimated total number of available uses for each product. The expected total available usage for our linen products using the three principal fabrics (accounting for approximately 85% of the reusable surgical products) is 75, 100, and 125 uses, based on several factors, including our actual historical experience with these products. The Company believes RFID technology will enable it to evaluate the useful lives of linen products more efficiently. Basins are amortized over their estimated useful life, which ranges from 25 to 200 uses. In 2005, owned surgical instruments were amortized straight line over a period of four years. Accumulated amortization as of December 31, 2005 and 2004 was approximately $12.4 million and $13.5 million respectively.

As of December 31, 2005 and 2004, the Company had reserves for shrinkage, obsolescence and scrap related to reusable surgical products of approximately $1,488,000 and $1,869,000, respectively.

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

Workers’ Compensation Insurance

In 2005, the Company converted its workers’ compensation insurance program to a large dollar deductible, self-funded plan. The Company retains a liability of $250,000 for each claim occurrence. The policy has an annual aggregate liability limit of $1.25 million. The Company has obtained a letter of credit in the amount of $600,000 with its primary lender to secure the payment of future claims. The Company bases the reserve on historical claims experience and reported claims. The Company accrues workers’ compensation insurance costs using estimates to approximate the liability for reported claims and claims incurred but not reported. As of December 31, 2005 the Company has an accrued liability of approximately $205,000 for claims incurred and claims incurred but not reported. The Company reviews this reserve quarterly. If actual claims differ from the Company’s estimates, the reserve would increase or decrease accordingly, which could adversely affect the Company’s results of operations.

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

Advertising

Costs associated with advertising are charged to expense as incurred. During the fiscal years ended December 31, 2005, 2004 and 2003, advertising costs of approximately $165,000, $214,000, and, $210,000 respectively, were charged to selling and administrative expenses in the Company’s statements of operations.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents approximate fair value because of their short-term nature. The fair value of notes payable to bank, accounts payable, accrued expenses, obligation under capital lease, bonds payable, mortgage payable and accounts receivable approximate the carrying amount as the interest rates are based on market interest rates.

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

Employee Termination Costs

The Company incurred an expense of $122,000, $382,000 and $254,000 in 2005, 2004, and 2003 respectively, for expenses related to the termination of executive officers and various employees. The Company had $0 and $245,000 of employee termination expense accrued as of December 31, 2005 and December 31, 2004, respectively.

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share-Based Payment (SFAS 123(R)). The Company first will be required to apply SFAS 123(R) during its fiscal quarter ending March 31, 2006. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees. The Company is currently evaluating the impact statement 123(R) will have and, based on a preliminary analysis, expects to incur approximately $450,000 in additional expense during the period January 1, 2006 to December 31, 2006, using the modified prospective approach. The modified retroactive approach will not be adopted.

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

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company’s net income (loss) and earnings (loss) per share would be reduced to the pro forma amounts indicated below (in 000’s except per share data):

		Years ended December 31,
		2005	2004	2003
Earnings (loss)	As reported	$393	$(4,998)	$(499)
Compensation expense, net of tax	Pro forma	(519)	(581)	(763)

	Pro forma	$(126)	$(5,579)	$(1,262)

Basic earnings (loss) per share available for common shareholders	As reported	$0.06	$(0.80)	$(0.08)
Compensation expense, net of tax	Pro forma	(0.08)	(0.09)	(0.12)

	Pro forma	$(0.02)	$(0.89)	$(0.20)

Diluted earnings (loss) per share	As reported	$0.06	$(0.80)	$(0.08)
Compensation expense, net of tax	Pro forma	(0.08)	(0.09)	(0.12)

	Pro forma	$(0.02)	$(0.89)	$(0.20)

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

NOTE C - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Useful Lives In Years	December 31,
		2005	2004
		(in 000’s)
Land	—	$1,582	$702
Construction in process	—	345	815
Buildings and improvements	20-40	14,939	16,419
Leasehold improvements	2-18	9,158	8,769
Machinery and equipment	3-12	22,955	22,421
Office furniture, equipment and computers	3-10	7,273	7,855

		56,252	56,981
Less: Accumulated depreciation and amortization		22,512	20,828

		$33,740	$36,153

For the years ended December 31, 2005, 2004 and 2003, depreciation and amortization expense was approximately $4.0 million, $4.4 million, and $4.2 million, respectively.

NOTE D – GOODWILL

Goodwill represented the excess of acquisition costs over the fair value of the net assets acquired.

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

NOTE E - NOTES PAYABLE TO BANK

On June 20, 2005, the Company entered into a three-year $30 million revolving credit facility with two financial institutions. The new credit facility is secured by substantially all of the Company’s assets and has an interest rate that varies between 200 and 300 basis points over LIBOR (4.4% as of December 31, 2005) depending on the quarterly results under the Company’s consolidated leverage ratio covenant. The credit facility requires the Company to maintain (a) a consolidated leverage ratio of not more than 3.00 to 1.00 for the fiscal quarter ending December 31, 2005, 2.75 to 1.00 for the fiscal quarter ending March 31, 2006, and 2.50 to 1.00 for fiscal quarters ending June 30, 2006 and thereafter; (b) a funds flow coverage ratio of not less than 2.50 to 1.00 for the fiscal quarters ending December 31, 2005 and thereafter; (c) a tangible net worth at the end of each fiscal quarter beginning June 30, 2005, of at least $45 million plus 75% of cumulative net positive income generated after March 31, 2005. The credit facility places a number of restrictions on the Company, including without limitation: the paying of dividends, incurring additional indebtedness, making loans and investments, encumbering its assets, entering into a new business, and entering into certain merger, consolidation or liquidation transactions. The Company complied with all requirements of the credit facility for all periods presented.

As of December 31, 2005, the Company had $17.8 million total available to be borrowed under the facility, which takes into consideration the amounts already outstanding. The amount available under the revolving credit facility is limited by letters of credit principally associated with the Company’s bonds payable.

The credit facility allows the Company to repurchase its common stock through open market purchases at prevailing market prices. During 2005 and 2004, the Company did not repurchase any shares of its common stock. During 2003, the Company repurchased 6,753 shares of its common stock, at an aggregate cost of approximately $36,000.

For the years ended December 31, 2005, 2004, and 2003, net interest expense was approximately $1.2 million, $1.0 million, and $1.1 million, respectively. Interest expense in 2005, 2004, and 2003 included approximately $370,000, $400,000, and $355,000, respectively, of interest related to a capital lease.

NOTE F – MORTGAGE PAYABLE

The Company purchased its corporate headquarters in Tampa, Florida on December 13, 2005 for $5.3 million and closing costs of approximately $109,000. The purchase was financed by a mortgage of $4.8 million and the balance was drawn from the Company’s credit facility. The mortgage has a term of five (5) years and an amortization schedule based on 20 years, with a balloon payment of $3.6 million at its termination in 2010. The mortgage bears an interest rate of 250 basis points over LIBOR (LIBOR at December 31, 2005 was 4.4%).

Mortgage payments as of December 31, 2005 for the next five years are as follows (in 000’s):

2006	$238
2007	238
2008	238
2009	238
2010	3,811

Total	$4,763

NOTE G – BONDS PAYABLE

In 1999, the Company issued public bonds to fund the construction of two of its reusable processing facilities. Interest expense adjusts based on rates that approximate LIBOR (4.4% at December 31, 2005). Starting in 2004, the Company began amortizing the bonds through quarterly payments of $165,000. A balloon principal payment of $3.1 million on the bonds is due in 2014. The bonds payable are secured by the two reusable processing facilities.

Letters of credit issued by our lenders for amounts totaling $8.4 million back these bonds. The Company paid a commitment fee of approximately $123,000 (125 basis points) for the letters of credit in 2005. The letters of credit must be renewed each year through the bonds’ maturity in 2014.

Bond payments as of December 31, 2005 for the next five years are as follows (in 000’s):

Years ending December 31
2006	660
2007	660
2008	660
2009	660
2010	660
Thereafter	5,080

Total	$8,380

NOTE H - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases facilities, office equipment, and distribution vehicles under non-cancelable operating leases with terms ranging from one to fifteen years. The processing facility leases contain various renewal options and escalating payments. The Company intends to exercise certain aspects of these renewal options when the initial terms expire. The vehicle leases contain contingent rentals based on mileage.

Future minimum lease payments as of December 31, 2005 are as follows (in 000’s):

Years ending December 31
2006	$2,923
2007	2,186
2008	1,651
2009	1,248
2010	1,020
Thereafter	1,371

Total	$10,399

Rental expense for the years ended December 31, 2005, 2004 and 2003 totaled approximately $4.1 million, $4.2 million, and $4.3 million (including contingent rentals of approximately $273,000, $272,000, and $278,000), respectively.

Capital Lease

The Company’s corporate headquarters in Tampa, Florida was leased through mid December 2005, at which time it was purchased. While leased, the building was recorded as a capital lease in the Company’s financial statements. The term of the lease was 20 years, which commenced March 24, 2001. As of December 31, 2004, the Company had approximately $5.6 million (net of accumulated depreciation of approximately $1.3 million as of December 31, 2004) of buildings and leasehold improvements related to the corporate office. The building and improvements were included in property, plant and equipment (see Note C). The related liability of $5.0 million was recorded in obligation under capital lease in the balance sheet at December 31, 2004.

The obligation under capital lease in the amount of $4.8 million and the related asset in the amount of $5.3 million were eliminated when the building was purchased in December 2005.

Contractual Obligations

The Company offers instruments pursuant to a Joint Marketing Agreement with Aesculap, Inc. (“Aesculap”). Under the terms of this agreement, Aesculap furnishes and repairs all of the surgical instruments that are delivered to customers and receives an agreed upon fee for each procedure. The Company also has a procurement agreement with Standard Textile Co., Inc. (“Standard Textile”) under which the Company agrees to purchase 90% of its reusable surgical linens from Standard Textile through 2008.

The Company’s management believes that Aesculap and Standard Textile’s prices are and will be comparable to prices available from other vendors. Standard Textile is a shareholder of the Company. If Aesculap or Standard Textile were unable to perform under these procurement agreements, the Company would need to obtain alternate sources for its reusable surgical products.

The Company is not bound to purchase any minimum quantity of products under these agreements, however, the Company expects to make payments under them to fulfill its requirements. The Company estimates that its payments under these agreements will be between $14.2 and $16.0 million in 2006. Amounts in subsequent years will be comparable, adjusted by changes in the Company’s customer demand, amortization rates, product prices, and other variables affecting its business. During 2005, 2004, and 2003 the Company purchased products in the amounts of $6.0 million, $7.6 million, and $2.4 million, respectively, from Standard Textile. During 2005, 2004, and 2003 the Company incurred fees of $8.2 million, $7.3 million, and $5.5 million, respectively, to Aesculap for instrument usage.

Management Employment Agreements

The Company has an employment agreement with its Chief Executive Officer and Chief Financial Officer that provides for payment of twelve months and nine months base salary, respectively and a pro-rated bonus as severance, if involuntarily terminated by the Company after six months of employment. The officers are prohibited from competing with the Company during the two-year period following termination of their employment. Additionally, the Company agreed to provide for a payment of six months base salary and a pro-rated bonus as severance for its Senior Vice President of Operations.

Legal Proceedings

We are involved in claims, which arise in the ordinary course of business. We do not believe these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, or cash flow.

NOTE I - INCOME TAX

The provisions for income taxes from continuing operations for the three years ended December 31 were as follows (in 000’s):

	2005	2004	2003
Current	$443	$(25)	$(541)
Deferred	(206)	91	680

Total	$237	$66	$139

The reconciliation of the federal statutory income tax rate of 34.0% to the effective income tax rate for the three years ended December 31 was as follows:

	2005	2004	2003
Federal statutory income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal	4.3	0.0	2.6
Non-deductible items	2.0	(33.9)	(7.9)
Benefit of state tax credits	(22.9)	6.5	38.9
Valuation allowance	11.2	(8.3)	(105.2)
Rate change	8.0	0.4	(1.0)
Other	0.9	0.0	0.0

	37.5%	(1.3)%	(38.6)%

Significant components of the Company’s deferred tax assets and liabilities were as follows (in 000’s):

	December 31,
	2005	2004
Deferred tax assets:
Inventory	$689	$837
Accounts receivable	168	103
Accrued expenses	398	269
State tax credits	1,028	884
AMT tax credit	—	99
State net operating loss	85	61
Goodwill	109	102
Other	66	182

	2,543	2,537
Valuation allowance	(860)	(789)

	1,683	1,748

Deferred tax liabilities:
Property, Plant & Equipment	(3,873)	(3,930)
Software development costs	13	(50)
Other	(92)	(243)

	(3,952)	(4,223)

Net deferred income tax liability	$(2,269)	$(2,475)

At December 31, 2005, the Company has a net state tax credit carry-forward of approximately $168,000 ($1,028,000 less valuation allowance of $860,000). Approximately $47,000 of the state tax credit carry-forward has a 15-year carry-forward limitation, which begins to expire in 2012. The remaining state tax credit carry-forward amounts have no expiration period.

SFAS 109 requires a valuation allowance to reduce reported deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, an allowance of $860,000 has been established to reduce the deferred tax assets to the amount that will more likely than not be realized. During 2003, the Company recorded a valuation allowance of $379,000 attributable to its limited ability to utilize its state tax credit carry-forward. During 2004, the Company increased this valuation allowance by $410,000 to $789,000 to reserve all new and remaining state tax credit carry-forward that it believed would not be realized. During 2005, the reserve has increased $71,000 to $860,000 to reserve all new and remaining state tax credit carry forward for the portion that would not be realized.

NOTE J - SHAREHOLDERS’ EQUITY

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

NOTE K - STOCK OPTIONS

The Company maintains four stock option plans: the 1995 Stock Option Plan, the 1996 Non-Employee Director Plan, the 1998 Stock Option Plan, and the 2004 Stock Compensation Plan.

The 1995 Stock Option Plan

The 1995 Stock Option Plan was designed to provide employees with incentive or non-qualified options to purchase up to 700,000 shares of Common Stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement or termination of employment. As of December 31, 2005 and 2004, options to purchase 246,100 and 369,600 shares, respectively, were outstanding, and 0 and 85,200 options, respectively, were available to be granted under this Plan. The 1995 Stock Option Plan terminated on December 21, 2005, although that termination does not adversely affect any options outstanding under the Plan.

The 1996 Non-Employee Director Plan

As amended on May 16, 2001, the Non-Employee Plan is designed to provide for the grant of non-qualified stock options to purchase up to 200,000 shares of Common Stock to members of the Board of Directors who are not employees of the Company. At the completion of its initial public offering, each non-employee director was granted options to purchase 4,000 shares of Common Stock for each full remaining year of the director’s term. Thereafter, on the date on which a new non-employee director is first elected or appointed, he or she is automatically granted options to purchase 4,000 shares of Common Stock for each year of his or her initial term, and will be granted options to purchase 4,000 shares of Common Stock for each year of any subsequent term to which he or she is elected. All options become exercisable ratably over the director’s term and have an exercise price equal to the fair market value of the Common Stock on the date of grant. As of December 31, 2005 and 2004, options to purchase 185,500 and 177,500 shares, respectively, were outstanding, and 14,500 and 22,500 options, respectively, were available to be granted under this Plan. In December 2001, 10,000 non-qualified stock options were granted to each of the Company’s three outside directors. The 1996 Non-Employee Director Plan terminates on July 14, 2006, although that termination does not adversely affect any options outstanding under the Plan.

The 1998 Stock Option Plan

As amended on May 16, 2001, the 1998 Stock Option Plan is designed to provide employees with incentive or non-qualified options to purchase up to 600,000 shares of Common Stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. As of December 31, 2005 and 2004, options to purchase 309,000 and 429,100 shares, respectively, were outstanding, and 273,584 and 153,484 options, respectively, were available to be granted under this Plan.

The 2004 Stock Compensation Plan

The 2004 Stock Compensation Plan is designed to further the interests of the Company and its shareholders by providing incentives in the form of Stock Options or Restricted Stock grants to key employees and non-employee directors who contribute materially to the success and profitability of the Company. The equity awards typically vest ratably over five years from the date of the grant. All outstanding grants vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. As of December 31, 2005 and 2004, options to purchase 226,000 and 0 shares respectively, were outstanding, and 274,000 and 500,000 options, respectively, were available to be granted under this Plan.

Summary Stock Option Information

The fair value of each option grant is estimated on the date of grant using the Binomial options-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 2005, 2004 and 2003, respectively; no dividend yield for all years; expected volatility of 62%, 73% and 74%; risk-free interest rates of approximately 4.3%, 3.9%, and 3.9%; and expected lives of 5.4, 6.5, and 4.1 years. The weighted average fair value of options granted during the years ended December 31, 2005, 2004 and 2003 were $5.15, $6.06, and $5.86, respectively.

A summary of the status of the Company’s stock option plan as of December 31, 2005, 2004 and 2003 and changes during the years ended on those dates is presented below:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2002	1,025,484	$11.51

Granted	172,500	$5.86
Exercised	(400)	$5.75
Forfeited	(167,284)	$14.57

Outstanding as of December 31, 2003	1,030,300	$10.07

Granted	286,700	$6.06
Exercised	—	$—
Forfeited	(274,800)	$7.28

Outstanding as of December 31, 2004	1,042,200	$9.70

Granted	274,000	$5.15
Exercised	(73,697)	$4.58
Forfeited	(275,903)	$9.36

Outstanding as of December 31, 2005	966,600	$8.91

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2005:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
All Outstanding Options
$4.38 – 5.85	462,800	8.1	$5.23
$5.86 – 9.50	232,800	5.1	7.40
$9.51 – 17.50	192,000	3.3	14.86
$17.51 – 25.00	67,000	3.1	18.40
$25.01 – 32.00	12,000	5.4	31.78

	966,600		$8.91

Exercisable Options
$4.38 – 5.85	112,800		$5.51
$5.86 – 9.50	141,339		8.06
$9.51 – 17.50	182,000		14.78
$17.51 – 25.00	63,300		18.34
$25.01 – 32.00	12,000		31.78

	511,439		$11.72

As of December 31, 2004 and December 31, 2003, there were 615,289 and 561,500 exercisable options outstanding at weighted average exercise prices of $11.42 and $11.39 respectively.

NOTE L - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Years ended December 31,
	2005	2004	2003
	(in 000’s except per share data)
Basic
Numerator:
Earnings (loss) available for common shareholders	$393	$(4,998)	$(499)

Denominator:
Weighted average shares outstanding	6,277	6,263	6,265

Earnings (loss) per common share - basic	$0.06	$(0.80)	$(0.08)

Diluted
Numerator:
Earnings (loss)	$393	$(4,998)	$(499)

Denominator:
Weighted average shares outstanding	6,277	6,263	6,265
Effect of dilutive securities:
Employee stock options	34	—	—

Weighted average shares outstanding - Diluted	6,311	6,263	6,265

Earnings (loss) per common share - diluted	$0.06	$(0.80)	$(0.08)

Options to purchase 566,600, 607,800 and 715,900 shares of common stock, respectively, were not included for fiscal years ended December 31, 2005, 2004 and 2003, because the options’ exercise prices were greater than the average market price of the common shares and therefore their effect is anti-dilutive. The dilutive effect of 434,400 and 314,400 options for the years ended December 31, 2004 and 2003, respectively, with an exercise price less than the average market price of the common shares were not included because the effect would be anti-dilutive due to the Company’s net loss for the year.

NOTE M – SRI 401(k) PLAN

The Company sponsors the SRI/Surgical Express, Inc. 401(k) Plan (the “Plan”), a defined contribution plan established under Section 401(k) of the U.S. Internal Revenue Code. Employees are eligible to contribute voluntarily to the Plan after six months of continued service, satisfying 1,000 hours of service, and attaining age 21. In addition to the employees’ contributions, at its discretion, the Company may contribute 50% of the first 4% of the employee’s contribution. The Plan allows for employee elective contributions up to an amount equivalent to 15% of salary. Employees are always vested in their contributed balance and vest ratably in the Company’s contribution over three years. For the years ended December, 2005, 2004, and 2003, the Company’s expense related to the Plan was approximately $238,000, $265,000, and $251,000, respectively.

NOTE N - RELATED PARTY TRANSACTIONS

The Company has a procurement agreement with Standard Textile under which the Company agrees to purchase 90% of its reusable surgical products from Standard Textile through 2008. Standard Textile is a shareholder of the Company. During 2005, 2004, and 2003, the Company purchased products in the amounts of $6.0 million, $7.6 million, and $2.4 million, respectively, from Standard Textile.

During the years ended December 31, 2005, 2004 and 2003, the Company paid approximately $10,500, $37,000, and $17,000, respectively, to a company to design and supply the components for water reclamation systems for Company facilities. A shareholder of the Company owns the business providing these services.

During the years ended December 31, 2005, 2004, and 2003, the Company paid approximately $215,000, $154,000, and $118,000, respectively, to a law firm. A member of the law firm was a shareholder of the Company when these services were rendered.

During the year ended December 31, 2004, the Company paid approximately $60,000 in consulting fees for assistance with daily management during the Company’s search for a new Chief Executive Officer. A director and shareholder of the Company owns the business that provided these services.

During the year ended December 31, 2004, the Company incurred approximately $15,000 in consulting fees for assistance with daily management during the Company’s search for a new Chief Executive Officer. The recipient is a director and shareholder of the Company.

During the year ended December 31, 2003, the Company paid $200,000 for consulting services to two directors of the Company. The Directors waived their $24,000 annual board retainers for 2003 due to their consulting agreements.

During the year ended December 31, 2003, the Company paid approximately $18,000 to a company for the purchase of web-site design and graphic services. This company is owned and managed by a former employee and son of the former Chief Executive Officer of the Company.

NOTE O – LEGAL PROCEEDINGS

In May 2004, the Company initiated a judicial proceeding in Tampa, Florida with the owner and landlord of its Tampa corporate headquarters, requesting that the court determine several legal issues relating to the price that will be paid to purchase the facility under a purchase option in the facility lease. The Company has since exercised this purchase option. The landlord/owner filed counterclaims requesting rulings on these issues in its favor and also asserting that the Company is not entitled to exercise the option. In October 2005, the Company reached an agreement with the landlord to purchase its Tampa corporate headquarters facility for $5.3 million under a purchase option in its lease with the landlord. The agreement settles the pending litigation with the landlord. The Company closed the transaction in December of 2005 and purchased the building.

NOTE P – SELECTED QUARTERLY FINANCIAL DATA

The following selected unaudited quarterly information is being disclosed in accordance with Regulation S-K (Item 302):

	Quarters Ended
	Mar. 31, 2005	Jun. 30, 2005	Sep. 30, 2005	Dec. 31, 2005
	(In thousands, except per share data)
Revenues	$23,254	$23,205	$22,593	$22,682
Gross profit	$5,919	$5,876	$5,678	$5,707
Net income available for common shareholders	$65	$255	$4	$69
Basic earnings per share	$0.01	$0.04	$0.00	$0.01
Diluted earnings per share	$0.01	$0.04	$0.00	$0.01

	Quarters Ended
	Mar. 31, 2004	Jun. 30, 2004	Sep. 30, 2004	Dec. 31, 2004
	(In thousands, except per share data)
Revenues	$23,869	$22,884	$22,311	$22,246
Gross profit	$5,981	$5,865	$5,408	$5,644
Net income (loss) available for common shareholders	$125	$201	$(128)	$(5,196)
Basic earnings (loss) per share	$0.02	$0.03	$(0.02)	$(0.83)
Diluted earnings (loss) per share	$0.02	$0.03	$(0.02)	$(0.83)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

SRI/SURGICAL EXPRESS, INC.

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Balance at end of Period
Allowance for doubtful accounts:

Year ended December 31, 2003	$101,000	$147,000	$(73,000)	$175,000
Year ended December 31, 2004	$175,000	$212,000	$(111,000)	$276,000
Year ended December 31, 2005	$276,000	$347,000	$(182,000)	$441,000

Reserve for shrinkage, obsolescence, and scrap: reusable surgical products

Year ended December 31, 2003	$1,117,000	$2,404,000	$(2,384,000)	$1,137,000
Year ended December 31, 2004	$1,137,000	$2,058,000	$(1,326,000)	$1,869,000
Year ended December 31, 2005	$1,869,000	$2,190,000	$(2,571,000)	$1,488,000

Reserve for shrinkage and obsolescence: disposable products

Year ended December 31, 2003	$210,000	$78,000	$(33,000)	$255,000
Year ended December 31, 2004	$255,000	$175,000	$(59,000)	$371,000
Year ended December 31, 2005	$371,000	$(46,000)	$(2)	$323,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

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

We included certifications of our Chief Executive Officer and our Chief Financial Officer as exhibits to this report as required by Section 302 of the Sarbanes-Oxley Act of 2002. The foregoing information concerning our evaluation of disclosure controls referenced in the Section 302 certifications should be read with the Section 302 certifications to more completely understand them.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

The following table sets forth information for each of our current directors:

Name	Age	Principal Occupation	Term Expires
James T. Boosales	62	Private Investor	2006
Christopher S. Carlton	42	President and Chief Executive Officer of SRI/Surgical Express	2008
James M. Emanuel	57	Private Investor	2008
Charles T. Orsatti	62	Private Investor	2006
Wayne R. Peterson	54	Private Investor	2007
N. John Simmons, Jr.	50	President, Quantum Capital Partners, Inc.	2007

James T. Boosales served as our Executive Vice President and Chief Financial Officer from 1994 until August 2002 and as our Executive Vice President until he retired on December 31, 2002. He has been a director since our inception in 1994, and served as a consultant to us from the date of his retirement through December 31, 2003. He served as President, International, of Fisher-Price, Inc., a $200 million division of this toy and juvenile products company, from 1990 through 1993. Before joining Fisher-Price, Inc., Mr. Boosales served in several senior executive capacities with General Mills, Inc., including President, International, for Kenner Parker Toys, Inc./Tonka Corp. from 1985 to 1989, during and after its spin-off as a public company, and President of Foot-Joy, Inc. from 1982 to 1985. Mr. Boosales now engages in private investment activities.

Christopher S. Carlton has been a director, and our President and Chief Executive Officer since December 1, 2004. Before joining us, Mr. Carlton had been President, North America for Dräger Medical, Inc. since 2001. Dräger provides hospital operating rooms with anesthesia delivery, patient monitoring, ventilation, warming therapy, and information systems. Mr. Carlton previously spent 11 years in a variety of marketing and sales management positions with Marquette Medical Systems, Inc., a division of General Electric.

James M. Emanuel has been a director since May 2, 1996. Between January 1984 and June 1997, he served as the Chief Financial Officer of Lincare, Inc., a national provider of respiratory therapy services for patients with pulmonary disorders. He also served as the Chief Financial Officer and a director of Lincare Holdings, Inc. between November 1990 and June 1997. Mr. Emanuel has engaged in consulting and private investment activities since his retirement from Lincare Holdings, Inc. in June 1997. Mr. Emanuel is also a director of Senior Home Care, Inc.

Charles T. Orsatti has been a director since February 10, 2004. Mr. Orsatti is also a director of dj Orthopedics, Inc., an NYSE listed orthopedic sports medicine company. Since 1995, Mr. Orsatti has been Chairman and Managing Partner of Fairfield Capital Partners, Inc., a private equity investment firm. Prior to 1995, Mr. Orsatti was Chairman and CEO of Fairfield Medical Products Corporation, a manufacturer of critical care products. From 1983 to 1986 he was CEO of Coloplast, Inc., a manufacturer of single use products and then served as Chief Operating Officer and President of two medical divisions of British Oxygen Corporation. Mr. Orsatti began his career with the medical products division of Air Products and Chemicals, Inc. and subsequently worked for the Critikon Division of Johnson and Johnson.

Wayne R. Peterson served as our Executive Vice President from 1994 and our Chief Operating Officer from May 2001, in each case until his retirement on December 31, 2002. Mr. Peterson has been a director since 1994 and served as a consultant to us through December 31, 2003. In 1991, Mr. Peterson co-founded our predecessor, Amsco Sterile Recoveries, Inc., and served as Vice President until we acquired Amsco Sterile Recoveries in 1994. Before joining Amsco Sterile Recoveries, Mr. Peterson was President of Agora Development, Inc., a real estate development company. He now engages in private investment activities.

N. John Simmons, Jr. has been a director since February 2001 and Chairman of the Board since August 2002. Since July 2005, Mr. Simmons has been a director and Audit Committee Chair for MedQuist, Inc., a Nasdaq listed medical transcription company. Since November 2004, Mr. Simmons has been the President of New Homes Realty, a Florida based residential real estate company operating in 35 states. Since December

1998, Mr. Simmons has been President of Quantum Capital Partners, a privately held venture capital firm. From 1995 to 1998, he was Vice President and Controller for Eckerd Corporation. From 1993 to 1995, he served as Chief Financial Officer of Checkers Drive-In Restaurants. Between 1976 and 1993, Mr. Simmons was a partner with KPMG Peat Marwick, serving a number of privately and publicly held companies in the Tampa Bay area.

Executive Officers

The following table sets forth information for each of our current executive officers:

OFFICERS:

Name	Age	Principal Position(s)
Christopher S. Carlton	42	President and Chief Executive Officer
Wallace D. Ruiz	54	Chief Financial Officer

Christopher S. Carlton has been a director, and our President and Chief Executive Officer since December 1, 2004. His business experience is described above.

Wallace D. Ruiz joined us in July 2005 as Senior Vice President and Chief Financial Officer. Before joining us, Mr. Ruiz was the Vice President, Chief Financial Officer and Treasurer of Novadigm, Inc., a developer and worldwide marketer of enterprise software, which he joined in 1995. Mr. Ruiz is a certified public accountant.

In March 2006, Mr. Buksas was appointed Vice President of Operations Projects, reporting to the President and CEO and no longer serves as our Senior Vice President of Operations and Supply Chain Management.

Audit Committee

The Audit Committee currently consists of Messrs. Emanuel (chair), Orsatti, and Simmons. Our Board of Directors has approved a written charter for the Audit Committee, which the committee reviews annually and updates as appropriate. During 2005, the Audit Committee held five meetings.

Among other things, the Audit Committee selects and retains (subject to our shareholders’ approval) the independent auditor, sets the independent auditor’s compensation, reviews and evaluates the results and scope of the audit and other services provided by our independent auditors, reviews reports from management, legal counsel, and third parties relating to legal compliance, and establishes procedures for receipt and treatment of confidential, anonymous submissions by our employees of concerns regarding accounting, auditing, and internal controls matters.

Messrs. Emanuel and Simmons are designated to be “audit committee financial experts,” as that term is defined by the Securities and Exchange Commission and are independent as defined the NASD’s listing standards.

Code of Ethics

On the recommendation of the Audit Committee, our Board of Directors adopted a code of ethics for our executive and financial officers, and a compliance policy to allow for confidential and anonymous reporting to a compliance officer, who reports to the Audit Committee.

We maintain a corporate governance page on our web site, which includes key information about our corporate governance initiatives, including the charters for the Audit Committee, Compensation Committee, and Nominating and Governance Committee, as well as our compliance policy and code of ethics. The corporate governance page can be found at http://www.srisurgical.com by clicking on “Investors”, then “Corporate Governance”.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act (“Section 16(a)”) requires our officers and directors and persons who own ten percent or more of a registered class of our equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC and the National Association of Securities Dealers, Inc. Those officers, directors and ten percent or more shareholders are also required by SEC rules to furnish us with copies of all such forms that they file.

Based solely on our review of the copies of such forms received by us, we believe that during 2005, all Section 16(a) filing requirements applicable to our officers, directors, and ten percent or more shareholders were satisfied.

Item 11. Executive Compensation

The following table sets forth certain information concerning compensation paid to or earned by our Chief Executive Officer and each of our other executive officers (the “Named Officers”) for the years ended December 31, 2005, 2004, and 2003:

Summary Compensation Table

Annual Compensation

Long Term Compensation Awards
Name and Principal Positions	Year	Salary	Bonus		Other Annual Compensation		Restricted Stock Awards	Securities Underlying Options
Christopher S. Carlton, President and Chief Executive Officer(1)	2005 2004 2003	$300,000 20,769 —	$	— — —	$	— — —	— — —	— 100,000 —

Wallace D. Ruiz, Sr. Vice President and Chief Financial Officer(2)	2005 2004 2003	$121,154 — —	$	— — —		$87,817 — —	— — —	75,000 — —

Charles L. Pope, Chief Financial Officer(3)	2005 2004 2003	$32,369 200,000 192,308	$	— — 32,000		$1,225 — —	— — —	— 25,000 —

Edward L. Buksas, Senior Vice President of Operations/Supply Chain Management(4)	2005 2004 2003	$186,298 176,000 71,077		$24,600 15,000 —	$	— 13,221 —	— — —	10,000 10,000 35,000

(1)	Mr. Carlton became our Chief Executive Officer in December 2004.
(2)	Mr. Ruiz became our Chief Financial Officer in July 2005. During 2005, the Company paid approximately $88,000 to Mr. Ruiz for relocation costs.
(3)	Mr. Pope joined us in April 2002, and became our Chief Financial Officer in August 2002. Mr. Pope resigned his position in February 2005.
(4)	Mr. Buksas joined us in August 2003 and became an officer in January 2005. In March 2006, Mr. Buksas was appointed Vice President of Operations Projects, reporting to the President and CEO and no longer serves as our Senior Vice President of Operations and Supply Chain Management.

The following table sets forth the number of stock options granted to the Named Officers during the fiscal year 2005:

Option Grants in Last Fiscal Year

	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Expiration Date	Grant Date Value (1)
Christopher S. Carlton	0	0.00%	N/A	N/A	N/A
Wallace D. Ruiz	75,000	27.37%	5.28	7/1/2015	$181,500
Edward L. Buksas	10,000	3.65%	5.22	1/5/2015	$33,738

Total	85,000	31.02%			$215,238

(1)	In accordance with SEC rules, we used the binomial option pricing method to estimate the Grant Date Value of the options set forth in this table. Our use of this model should not be construed as an endorsement of its accuracy in valuing options. All stock options valuation models, including the binomial model, require a prediction about the future movement of our stock price. The following assumptions were made for purposes of collecting the original Grant Date Value: an option term of 3.18 years, volatility at 61.8%, no dividend yield, and an interest rate of 4.35%. The real value of the options in this table depends on the actual performance of our common stock during the applicable period.

Fiscal Year End Option Values

The following table sets forth the aggregate value of exercised and unexercised options at December 31, 2005, for each Named Officer.

	Options Exercised		Number of Unexercised Options at Fiscal Year End		Value of Unexercised In-the Money Options At Fiscal Year End
Name	Shares Acquired on Exercise	Value Realized on Exercise	Unexercisable	Exercisable	Unexercisable	Exercisable
Christopher Carlton	—	—	80,000	20,000	$55,200	$181,500
Wallace D. Ruiz	—	—	75,000	—	$54,000	$33,738
Edward L. Buksas	—	—	39,000	16,000	$7,800	$215,238

Employment Agreements

We have employment agreements with our Named Officers that provide for annual salary as follows:

Name	Salary
Christopher S. Carlton	$350,000
Wallace D. Ruiz	$262,500
Edward L. Buksas	$192,095

All of our Named Officers participate in our management incentive bonus plan. Mr. Carlton’s agreement provides for payment of one year’s base salary and a pro-rated bonus as severance if he is terminated without cause. Mr. Ruiz’s agreement provides for payment of nine months’ base salary and a pro-rated bonus as severance if he is terminated without cause. Mr. Buksas’ agreement provides for payment of six months’ salary and a pro-rated bonus as severance if he is terminated without cause. Each of the Named Officers is prohibited from competing with us during the two-year period following termination of his employment.

Indemnification Agreements

We indemnify our directors and elected officers from liability, subject to limitations imposed by law under our bylaws, and under agreements with each of those individuals.

Non-Employee Director Compensation

Directors who are not our current employees receive $1,000 per Board or Committee meeting attended and a quarterly retainer of $6,000 under our Non-Employee Directors’ Compensation Plan. The cash fees earned by non-employee directors in 2005 are described in the table below:

2005 Cash Retainer and Meeting Fees

Director	Annual Board Retainers	Board Meeting Fees	Committee Meeting Fees	Total
Mr. Boosales	$24,000	$9,000	$—	$33,000
Mr. Emanuel	$24,000	$9,000	$9,000	$42,000
Mr. Kemberling	$24,000	$7,000	$8,000	$39,000
Mr. Orsatti	$24,000	$9,000	$4,000	$37,000
Mr. Peterson	$24,000	$8,000	$—	$32,000
Mr. Simmons	$24,000	$9,000	$9,000	$42,000

Further, under our 1996 Non-Employee Director Stock Option Plan, each non-employee director has been granted options to purchase 4,000 shares of common stock for each year of any term for which he is elected. All options become exercisable ratably over the director’s term and have an exercise price equal to the fair market value of the common stock on the date of grant.

As of March 22, 2006, we restructured the equity component of our director compensation so that each non-employee director will receive an annual grant of options to purchase 7,500 shares of common stock as of the date of our annual shareholder meeting. All options become exercisable ratably over the director’s three-year term and have an exercise price equal to the fair market value of the common stock on the date of grant. In addition to the cash retainer fees outlined above, directors who chair our Board of Directors or the following committees will receive the following amounts for that service:

Chairperson of:	Annual Fee
Board of Directors	$5,000
Audit Committee	$4,000
Compensation Committee	$3,000
Governance Committee	$3,000

Compensation Committee

The Compensation Committee, which currently consists of Messrs. Orsatti (chair), Simmons, and Emanuel, reviews specific compensation plans, salaries, bonuses, and other benefits payable to our executive officers and makes recommendations to the Board of Directors regarding those matters. The Compensation Committee held two meetings during 2005.

REPORT OF THE COMPENSATION COMMITTEE

OF THE BOARD OF DIRECTORS

The Compensation Committee of the Board of Directors has furnished the following report on the executive compensation program of the Company. Our Committee, which consists of the three independent directors listed at the end of this report, reviews and establishes specific compensation plans, salaries, stock and option grants, and other benefits payable to our executive officers. Following our review and approval, we submit all issues pertaining to executive compensation to the entire Board of Directors for its review and approval.

Our primary objective with respect to executive compensation is to establish programs that attract and retain executive officers and align their compensation with our overall business strategies, values, and performance. For executive officers and key managers, the Company grants stock options and restricted stock as a component of total consideration to closely align their interests with the shareholders’ long-term interests. Further, in evaluating annual compensation of executive and key managers, we place a relatively heavy emphasis on restricted stock and stock options as a percentage of total compensation, consistent with its philosophy that stock incentives more closely align the interests of company managers with the long-term interests of shareholders.

The Company’s total compensation program for executive officers have been:

1. Salary: We intend base salary paid to executives to be competitive with that paid to comparable executives and to reflect consideration of an officer’s experience, business judgment, and role in developing and implementing our overall business strategy. We determine salaries based on qualitative and subjective factors, and do not apply a specific formula to determine the weight of each factor.

2. Bonuses: Bonuses for executive officers are intended to reflect our belief that a significant portion of annual compensation of the executive should be contingent on the Company’s performance, as well as the individual’s contribution. Bonuses are paid on an annual basis and are based on both objective and subjective factors that the Committee determines each year.

3. Long-Term Stock Incentives: Our equity plans provide for the grant to employees of incentive or nonqualified stock options or restricted stock. Grants to executives are designed to align a significant portion of the executive compensation package with the long-term interests of our shareholders by providing an incentive that focuses attention on managing the Company from the perspective of an owner with an equity stake in the business.

We generally limit grants of stock options and restricted stock to our senior executives and other key employees and managers who are in a position to contribute substantially to our growth and success. We grant stock options for terms up to ten years and design them to reward exceptional performance with a long-term benefit, facilitate stock ownership, and deter recruitment of our key personnel by competitors and others. Restricted stock grants align the employees’ interests with those of our shareholders. In each case, vesting requirements encourage loyalty.

Since our inception, our executive officers have held stock ownership or options that closely align their interests with its shareholders’ long-term interests, consistent with the compensation philosophies set forth above. We expect this close alignment to contribute to a renewal of our growth and profitability.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is currently composed of Messrs. Orsatti (Chair), Simmons, and Emanuel. No member of the Compensation Committee is or was formerly an officer or an employee of SRI. No interlocking relationship exists between our Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

COMPANY STOCK PRICE PERFORMANCE GRAPH

The following graph shows a comparison of our cumulative total shareholder return, the Nasdaq Stock Market (U.S.) Index, and the Nasdaq Health Index for the period since our common stock began trading on July 18, 1996. This graph assumes that $100 was invested on July 18, 1996, in our common stock and in the other indices. Note that historic stock price performance does not necessarily indicate future stock price performance.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth certain information relating to our equity compensation plans as of December 31, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders:
1995 Stock Option Plan	246,100	$12.12	—
1996 Non-Employee Director Plan	185,500	11.36	14,500
2004 Stock Compensation Plan	226,000	5.18	274,000
1998 Stock Option Plan	309,000	7.59	273,584
Equity compensation plans not approved by security holders:
None

Total	966,600		562,084

For a narrative description of our equity compensation plans, see Note K to our Financial Statements.

Securities Ownership of Directors, Officers, and Principal Shareholders

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 28, 2006, with respect to: (i) each of our directors and the Named Officers, (ii) all of our directors and Named Officers as of December 31, 2005, as a group, and (iii) each person known by us to own beneficially more than 5% of our common stock.

Each of the shareholders listed below has sole or shared voting and investment power over the shares beneficially owned. The number and percentage of shares beneficially owned is determined under rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares for which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days of February 28, 2006, through the exercise of any stock option or other right. A total of 6,262,524 shares of our common stock were issued and outstanding as of February 28, 2006.

Beneficial Owner (1)	Class of Stock	Shares Beneficially Owned	Percentage of Class Beneficially Owned
Wayne R. Peterson(2)	Common	861,300	13.8%
James T. Boosales(3)	Common	800,500	12.8%
Estate of Lee R. Kemberling(4)	Common	592,012	9.5%
James M. Emanuel (5)	Common	63,500	1.0%
Christopher Carlton(6)	Common	55,000	*
N. John Simmons, Jr.(7)	Common	30,000	*
Charles T. Orsatti(8)	Common	12,000	*
Wallace D. Ruiz(9)	Common	25,000	*
Edward L. Buksas(10)	Common	26,000	*
Heartland Advisors, Inc.	Common	855,300	13.7%
T. Rowe Price Associates, Inc.(11)	Common	579,700	9.3%
F&C Management, Ltd.	Common	372,306	5.9%
Gary L. Heiman and Standard Textile Co., Inc.	Common	349,667	5.6%
All directors and officers as a group (8 persons)(12)	Common	2,465,312	39.4%

*	Less than 1%
(1)	The business address for Wayne R. Peterson is 2779 Camden Road, Clearwater, Florida 33759. The business address for James T. Boosales is 2145 Glenbrook Close, Palm Harbor, Florida 34683. The business address for the Estate of Lee R. Kemberling is 11500 47th Street North, Clearwater, Florida 34622. The business address for James M. Emanuel is 120 14th Street, Belleair Beach, Florida 33786. The business address for N. John Simmons, Jr. is 140 Fountain Parkway, Suite 420, St. Petersburg, Florida 33716. The business address for Charles T. Orsatti is P.O. Box 2874, Clearwater, Florida 33757. The business address for Christopher Carlton, Wallace D. Ruiz, and Edward L. Buksas is 12425 Race Track Road, Tampa, Florida 33626. The business address for Heartland Advisors, Inc. is 790 N. Milwaukee Street, Milwaukee, Wisconsin 53202. The business address for T. Rowe Price Associates, Inc. is 100 East Pratt Street, Baltimore, Maryland 21202. The business address for F&C Management, Ltd. is Exchange House, Primrose Street, London EC2A 2NY, England. The business address for Gary L. Heiman is One Knollcrest Drive, Cincinnati, Ohio 45237.
(2)	Includes 55,478 shares of common stock owned by the Wayne R. Peterson Grantor Retained Annuity Trust, as to which Mr. Peterson has sole voting and dispositive power as trustee, and 55,478 shares of common stock owned by the Theresa A. Peterson Grantor Retained Annuity Trust, as to which Mrs. Peterson, Mr. Peterson’s wife, has sole voting and dispositive power as trustee. Also includes 715,300 shares of common stock owned by the Peterson Partners, Ltd., a Colorado limited partnership of which Peterson Holdings, Inc., a Colorado corporation, is the general partner. Mr. and Mrs. Peterson jointly own all of the issued and outstanding voting stock of Peterson Holdings, Inc. Includes 4,000 shares of common stock issuable on exercise of stock options that are currently exercisable or will become exercisable within 60 days. Excludes 8,000 shares of common stock issuable on exercise of stock options that are not exercisable within 60 days.
(3)	Includes 780,000 shares of common stock owned by the Boosales Family Limited Partnership, a Colorado limited partnership of which Boosales Holdings, Inc., a Colorado corporation, is the general partner. Mr. Boosales and his wife, Bonny, jointly own all of the issued and outstanding voting stock of Boosales Holdings, Inc. Includes 8,000 shares of common stock issuable on exercise of stock options that are currently exercisable or will become exercisable within 60 days. Excludes 4,000 shares of common stock issuable on exercise of stock options that are not exercisable within 60 days.
(4)	Includes 46,000 shares of common stock issuable on exercise of stock options that are currently exercisable.
(5)	Includes 53,500 shares of common stock issuable on exercise of stock options that are currently exercisable or will become exercisable within 60 days. Excludes 12,000 shares of common stock issuable on exercise of stock options that are not exercisable within 60 days.
(6)	Includes 20,000 shares of common stock issuable on exercise of stock options that are currently exercisable or will become exercisable within 60 days. Excludes 80,000 shares of common stock issuable on exercise of stock options that are not exercisable within 60 days.
(7)	Includes 30,000 shares of common stock issuable on exercise of stock options that are currently exercisable or will become exercisable within 60 days. Excludes 8,000 shares of common stock issuable on exercise of stock options that are not exercisable within 60 days.
(8)	Includes 8,000 shares of common stock issuable on exercise of stock options that are currently exercisable or will become exercisable within 60 days. Excludes 4,000 shares of common stock issuable on exercise of stock options that are not exercisable within 60 days.
(9)	Excludes 75,000 shares of common stock issuable on exercise of stock options that are not exercisable within 60 days.
(10)	Includes 16,000 shares of common stock issuable on exercise of stock options that are currently exercisable or will become exercisable within 60 days. Excludes 29,000 shares of common Stock issuable on exercise of stock options that are not exercisable within 60 days.
(11)	These securities are owned by various individuals and institutional investors including the T. Rowe Price Small Cap Value Fund (which owns 437,500 shares, representing 6.8% of the shares outstanding), which T. Rowe Price Associates, Inc. (Price Associates) serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities and Exchange Act of 1934, Price Associates is deemed to beneficially own these securities, although Price Associates disclaims that it beneficially owns those securities.
(12)	Includes 53,500 shares of common stock issuable upon the exercise of outstanding stock options held by James M. Emanuel; 46,000 shares of common stock issuable on exercise of stock options held by the Estate of Lee R. Kemberling; 30,000 shares of common stock issuable on exercise of stock options held by N. John Simmons, Jr.; 8,000 shares of common stock issuable on exercise of stock options held by James T. Boosales; 8,000 shares of common stock issuable on exercise of stock options held by Charles T. Orsatti; 20,000 shares of common stock issuable on exercise of stock options held by Christopher S. Carlton; 4,000 shares of common stock issuable on exercise of stock options held by Wayne R. Peterson and 16,000 shares of common stock issuable on exercise of stock options held by Edward L. Buksas.

Item 13. Certain Relationships and Related Transactions

We have a procurement agreement with Standard Textile under which we agree to purchase 90% of our reusable surgical products from Standard Textile through 2008. Standard Textile is one of our shareholders. During 2005, we purchased products from Standard Textile for approximately $6.0 million.

Effective March 20, 2006, we entered into a Consulting Agreement with Wayne Peterson which is terminable at will by either party, to provide advice on matters relating to operations and supply chain management. Mr. Peterson will receive $1,000 per full day of service. We anticipate that the term of the Consulting Agreement will not exceed 90 days.

Item 14. Principal Accountant Fees and Services

Fees Paid to Independent Auditors

The following table shows fees for the audit and other services provided by Grant Thornton for fiscal years 2005 and 2004:

	2005	2004
Audit Fees(1)	$259,280	$178,500
Audit-Related Fees(2)	6,274	—
Tax Services	—	—
All Other Fees	—	—

Total	$265,554	$178,500

(1)	Audit Fees consist of fees for professional services rendered by Grant Thornton for 2005 and 2004 related to the audits of our financial statements and reviews of our interim financial statements included in our quarterly reports.
(2)	Audit-Related Fees consist of fees billed or accrued for professional services rendered by Grant Thornton in 2005 that are reasonably related to the performance of the audit or review and are not included in “Audit Fees”, including fees billed for Grant Thornton’s review of our cycle counting procedures.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. The following Financial Statements of the Registrant are included in Part II, Item 8, Page 18:

	Report of Independent Registered Public Accounting Firm	18
	Report of Independent Registered Public Accounting Firm	19
	Report of Independent Registered Public Accounting Firm	20
	Balance Sheets at December 31, 2005 and 2004	21
	Statements of Operations for Years Ended December 31, 2005, 2004 and 2003	22
	Statements of Shareholders’ Equity for Years Ended December 31, 2005, 2004 and 2003	23
	Statements of Cash Flow for Years Ended December 31, 2005, 2004 and 2003	24
	Notes to Financial Statements	25

	2. Financial Statement Schedules of the Registrant: See (c) below.

(b)	Exhibits: See Exhibit Index

(c)	Financial Statements Schedule: The valuation and qualifying accounts schedule is provided and all other financial statement schedules are omitted because of the absence of conditions requiring them.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1(1)	Restated Articles of Incorporation of the Company.

3.2(1)	Bylaws of the Company.

3.3(5)	First Amendment to Restated Articles of Incorporation dated as of August 31, 1998, of the Company (for Series A Preferred Stock).

3.4(21)	Amendment No. 2 to Bylaws of the Company.

4.1(7)	Trust Indenture dated as of February 1, 1999, between First Union National Bank and the Industrial Development Board of Hamilton County, Tennessee.

4.2(8)	Trust Indenture dated as of June 1, 1999, between First Union National Bank and First Security Bank, National Association.

10.1(1)	1995 Stock Option Plan, as amended, of the Company.

10.2(1)	Form of Stock Option Agreement between the Company and participants under the 1995 Stock Option Plan.

10.3(1)	Form of Indemnity Agreement between the Company and each of its executive officers.

10.4(1)	Lease Agreement dated August 16, 1991, between Coastal 2920 Corporation and Amsco SRI/Surgical Express, Inc., as amended and assigned to the Company.

10.5(1)	Lease dated August 28, 1992, among Winchester Homes, Inc. and Weyerhaeuser Real Estate Company and Amsco SRI/Surgical Express, Inc., as assigned to the Company.

10.6(1)	Texas Industrial Net Lease dated March 19, 1992, between the Trustees of the Estate of James Campbell, Deceased, and Amsco SRI/Surgical Express, Inc., as assigned to the Company.

10.7(1)	Lease dated March 30, 1992, between Walter D’Aloisio and Amsco SRI/Surgical Express, Inc., as assigned to the Company.

10.8(1)	Standard Industrial Lease — Multi-Tenant (American Industrial Real Estate Association) dated February 24, 1992, between Borstein Enterprises and Amsco SRI/Surgical Express, Inc., as assigned to the Company.

10.9(1)	Carolina Central Industrial Center Lease dated April 22, 1992, between Industrial Development Associates and Amsco SRI/Surgical Express, Inc., as assigned to the Company.

10.10(1)	Lease Agreement dated September 2, 1993, between Price Pioneer Company, Ltd., and Amsco SRI/Surgical Express, Inc., as assigned to the Company.

10.11(1)	Service Center Lease dated December 4, 1991, between QP One Corporation and Amsco SRI/Surgical Express, Inc., as assigned to the Company.

10.12(1)	Stock Option Agreement dated as of October 18, 1996, between Bertram T. Martin, Jr. and the Company.

Exhibit Number	Exhibit Description
10.13(2)	Stock Option Agreement dated as of May 2, 1996, between James M. Emanuel and the Company.

10.14(1)	1996 Non-Employee Director Stock Option Plan of the Company.

10.15(3)	Amendments No. 2 and 3 to the 1995 Stock Option Plan of the Company.

10.16(4)	Stock Option Agreement dated November 21, 1997, between Bertram T. Martin, Jr. and the Company.

10.17(4)	Corporate Service Agreement dated October 21, 1997, between Standard Textile Co., Inc. and the Company.

10.18(4)	1998 Stock Option Plan of the Company.

10.19(6)	Procurement Agreement dated August 31, 1998, between the Company and Standard Textile Co., Inc.

10.20(7)	Security Agreement dated as of February 1, 1999, between the Company and First Union National Bank (Revolving Line of Credit).

10.21(7)	Participation Agreement dated as of February 1, 1999, among the Company, First Union National Bank, and First Security Bank, National Association (lease facility).

10.22(7)	Credit Agreement dated as of February 1, 1999, between First Security Bank, National Association and First Union National Bank (lease facility).

10.23(7)	Lease Agreement dated as of February 1, 1999, between the Company and First Security Bank, National Association.

10.24(8)	Lease Agreement dated as of June 15, 1999, between the Company and ProLogis Limited Partnership IV.

10.25(9)	Lease Agreement dated as of June 10, 1999, between the Company and Riggs & Company, a division of Riggs Bank, N.A., as Trustee of the Multi-Employer Property Trust, a trust organized under 12 C.F.R. Section 9.18.

10.26(9)	Lease Agreement dated as of March 22, 1999, between the Company and Aldo Abate (lease facility).

10.27(10)	Purchasing Agreement dated as of May 1, 2001, between the Company and HealthTrust Purchasing Group, L.P.

10.28(11)	Form of stock option agreement between the Company and outside directors.

10.29(12)	Non Employee Directors’ Compensation Plan dated as of October 22, 2002.

10.30(13)	Joint Marketing Agreement dated as of March 1, 2003 between the Company and Aesculap, Inc.

10.31(14)	Assignment and Assumption Agreement with Wells Fargo Bank Northwest, National Association dated December 19, 2003.

10.32(15)	Consulting Agreement dated January 12, 2005, between James T. Boosales and the Company.

10.33(16)	Employment Agreement dated as of December 1, 2004, between the Company and Christopher Carlton.

10.34(16)	Employment Agreement dated as of July 15, 2003, between the Company and Edward L. Buksas.

10.35(17)	2004 Stock Compensation Plan of the Company.

10.36(18)	Second Amended and Restated Credit and Security Agreement dated as of June 20, 2005, among the Company, Wachovia Bank, N.A. and LaSalle Bank, N.A.

Exhibit Number	Exhibit Description
10.37(18)	Renewal Revolving Promissory Note dated as of June 20, 2005, in favor of Wachovia Bank, N.A.

10.38(18)	Revolving Promissory Note dated as of June 20, 2005, in favor of LaSalle Bank, N.A.

10.39(18)	Employment Agreement executed as of July 1, 2005, between Wallace D. Ruiz and the Company.

10.40(19)	Purchase and Sale Agreement, dated December 13, 2005, between the Company and Coastal Hillsborough Partners, L.P.

10.41(19)	Amendment to Second Amended and Restated Credit Agreement, dated December 13, 2005, by and among the Company, LaSalle Bank, N.A. and Wachovia Bank, N.A.

10.42(19)	Promissory Note, dated December 13, 2005, issued to Wachovia Bank, N.A.

10.43(19)	Promissory Note, dated December 13, 2005, issued to LaSalle Bank, N.A.

10.44(19)	Mortgage, Security Agreement and Assignment of Leases, Rents and Profits, dated December 13, 2005, between the Company and Wachovia Bank, N.A., as collateral agent.

10.45(19)	Mutual Release Agreement, dated December 13, 2005, between the Company and Coastal Hillsborough Partners, L.P.

10.46(19)	Termination of Lease Agreement, dated December 13, 2005, between the Company and Coastal Hillsborough Partners, L.P.

10.47(20)	Notice of Restricted Stock Grant and Stock Restriction Agreement.

23.1	Consent of Grant Thornton LLP.

23.2	Consent of Ernst & Young LLP.

31	Certifications by the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the CEO and CFO of the Company under Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission.)

99.1(14)	Code of Ethics of the Registrant.

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996.
(2)	Incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Registrant on July 18, 1996.
(3)	Incorporated by reference to the Annual Report on Form 10-K for the 1996 year filed by the Registrant on March 24, 1997.
(4)	Incorporated by reference to the Annual Report on Form 10-K for the 1997 year filed by the Registrant on March 30, 1998.
(5)	Incorporated by reference to the Current Report on Form 8-K dated August 31, 1998, and filed by the Registrant on September 9, 1998.
(6)	Incorporated by reference to the Quarterly Report on Form 10-Q for the third quarter of 1998 filed by the Registrant on November 13, 1998.

(7)	Incorporated by reference to the Quarterly Report on Form 10-Q for the 1998 third quarter filed by the Registrant on March 23, 1999.
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q for the 1999 third quarter filed by the Registrant on November 12, 1999.
(9)	Incorporated by reference to the Annual Report on Form 10-K for the 1999 year filed by the Registrant on March 30, 2000.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q for the 2001 second quarter filed by the Registrant on July 26, 2001.
(11)	Incorporated by reference to the Annual Report on Form 10-K for the 2001 year filed by the Registrant on April 1, 2002.
(12)	Incorporated by reference to the Annual Report on Form 10-K for the 2002 year filed by the Registrant on March 31, 2003.
(13)	Incorporated by reference to the Quarterly Report on Form 10-Q for the 2003 first quarter filed by the Registrant on May 14, 2003.
(14)	Incorporated by reference to the Annual Report on Form 10-K for the 2003 year filed by the Registrant on March 26, 2004.
(15)	Incorporated by reference to the Current Report on Form 8-K dated January 12, 2005, and filed by the Registrant on January 19, 2005.
(16)	Incorporated by reference to the Annual Report on Form 10-K for the 2004 year filed by the Registrant on March 28, 2005
(17)	Incorporated by reference to the Registration Statement on Form S-8 filed by the Registrant on March 28, 2005.
(18)	Incorporated by reference to the Current Report on Form 8-K dated June 20, 2005, and filed by the Registrant on June 24, 2005.
(19)	Incorporated by reference to the Current Report on Form 8-K dated December 13, 2005, and filed by the Registrant on December 19, 2005.
(20)	Incorporated by reference to the Current Report on Form 8-K dated January 30, 2006, and filed by the Registrant on February 3, 2006.
(21)	Incorporated by reference to the Current Report on Form 8-K dated February 27, 2006, and filed by the Registrant on March 3, 2006.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

SRI/SURGICAL EXPRESS, INC.

BY:	/s/ Christopher S. Carlton
Christopher S. Carlton,
Chief Executive Officer

Dated: March 24, 2006

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ N. John Simmons, Jr. N. John Simmons, Jr.	Chairman and Director	March 24, 2006

/s/ Christopher S. Carlton Christopher S. Carlton	President, Chief Executive Officer and Director	March 24, 2006

/s/ Wallace D. Ruiz Wallace D. Ruiz	Sr. Vice President & Chief Financial Officer	March 24, 2006

/s/ James T. Boosales James T. Boosales	Director	March 24, 2006

/s/ James M. Emanuel James M. Emanuel	Director	March 24, 2006

/s/ Charles T. Orsatti Charles T. Orsatti	Director	March 24, 2006

/s/ Wayne R. Peterson Wayne R. Peterson	Director	March 24, 2006