Form 10-Q
period 2006-03-31
SRI SURGICAL EXPRESS INC
filed 2006-05-09
CIK 1014041

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(813) 891-9550

(Registrant’s Telephone Number)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of outstanding shares of each class of registrant’s common stock as of April 30, 2006:

Common Stock, par value $.001 – 6,456,221

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SRI/SURGICAL EXPRESS, INC.

BALANCE SHEETS

(In thousands)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS

Cash and cash equivalents	$399	$653
Accounts receivable, net	12,188	11,354
Inventories, net	6,613	6,598
Prepaid expenses and other assets, net	2,383	1,671
Reusable surgical products, net	21,998	22,416
Property, plant and equipment, net	33,048	33,740

Total assets	$76,629	$76,432

LIABILITIES AND SHAREHOLDERS’ EQUITY

Notes payable to bank	$2,865	$3,229
Accounts payable	6,510	5,550
Employee related accrued expenses	1,223	1,296
Other accrued expenses	2,428	2,856
Mortgage payable	4,707	4,769
Bonds payable	8,215	8,380
Deferred tax liability, net	2,701	2,269

Total liabilities	28,649	28,349

Shareholders’ equity

Preferred stock-authorized 5,000,000 shares of $0.001 par value; no shares issued and outstanding at March 31, 2006 and December 31, 2005.	—	—
Common stock-authorized 30,000,000 shares of $0.001 par value; issued and outstanding 6,456,221 at March 31, 2006 and 6,336,221 at December 31, 2005.	6	6

Additional paid-in capital	29,940	29,765
Retained earnings	18,034	18,312

Total shareholders’ equity	47,980	48,083

Total liabilities and shareholders’ equity	$76,629	$76,432

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Revenues	$23,506	$23,254
Cost of revenues	17,624	17,335

Gross profit	5,882	5,919

Distribution expenses	1,577	1,587
Selling and administrative expenses	4,535	3,935

Income (loss) from operations	(230)	397

Interest expense, net	282	285

Income (loss) before income taxes	(512)	112

Income tax expense (benefit)	(234)	47

Net income (loss)	$(278)	$65

Earnings (loss) per share:
Basic	$(0.04)	$0.01

Diluted	$(0.04)	$0.01

Weighted average common shares outstanding:
Basic	6,336	6,263

Diluted	6,336	6,268

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net (loss) income	$(278)	$65
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	887	1,072
Amortization of reusable surgical products	1,365	1,382
Stock based compensation expense	175	—
Provision for reusable surgical products’ shrinkage	293	466
Loss on disposal of property, plant and equipment	—	34
Deferred income taxes	432	(501)
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(834)	502
(Increase) decrease in inventories, net	(15)	15
Increase in prepaid expenses and other assets, net	(712)	(46)
Increase (decrease) in accounts payable	960	(600)
Increase (decrease) in employee related and other accrued expenses	(501)	62

Net cash provided by operating activities	1,772	2,451

Cash flows from investing activities:
Purchases of property, plant and equipment	(195)	(163)
Purchases of reusable surgical products	(1,240)	(1,071)

Net cash used in investing activities	(1,435)	(1,234)

Cash flows from financing activities:
Net repayment on notes payable to bank	(364)	(81)
Net repayment on mortgage payable	(60)	—
Repayment of bonds payable	(165)	(165)
Payments on obligation under capital lease	(2)	(76)

Net cash used in financing activities	(591)	(322)

Increase (decrease) in cash and cash equivalents	(254)	895
Cash and cash equivalents at beginning of period	653	413

Cash and cash equivalents at end of period	$399	$1,308

Supplemental cash flow information:
Cash paid for interest	$253	$310

Cash paid for income taxes	$44	$16

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements of SRI/Surgical Express, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they omit or condense footnotes and certain other information normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments of a normal recurring nature that are necessary to present fairly the financial information for the interim periods reported have been made. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2005, filed with the SEC. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2006.

The Company presents an unclassified balance sheet as a result of the extended amortization period (predominantly three to six years) of its reusable surgical products. The Company provides reusable surgical products to its customers on a per use basis similar to a rental arrangement.

The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited financial statements are reflected as of March 31, 2006 and 2005 for presentation purposes only. The actual end of each period was April 2, 2006 and April 3, 2005, respectively. There are 13 weeks included for each of the three-month periods ended March 31, 2006 and March 31, 2005.

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

Accounts Receivable, net

The Company has accounts receivable from hospitals and surgery centers. The Company does not believe that there are substantial credit risks associated with those receivables and does not require any form of collateral from its customers. The allowance for doubtful accounts as of March 31, 2006, and December 31, 2005, was approximately $358,000 and $441,000, respectively. The allowance for doubtful accounts relates to accounts receivable not expected to be collected and is based on management’s assessment of specific customer balances, the overall aging of the balances, and the financial stability of the customers. The Company’s write-offs for uncollectable accounts (determined based on specific account evaluations) are insignificant to its results of operations. The Company does not customarily charge interest on accounts receivable.

Inventories, net

Inventories consist of raw materials, principally consumables, supplies, and disposable surgical products, and work in progress, and finished goods consisting of company-assembled packs of various combinations of raw materials and reusable surgical products. Inventories are valued at the lower of cost or market, with cost being determined on the first-in, first-out method. As of March 31, 2006 and December 31, 2005, inventory consists of the following:

	March 31, 2006	December 31, 2005
	(in 000’s)
Raw materials	$3,555	$3,450
Work in progress	219	176
Finished goods	3,170	3,295

	6,943	6,921
Less: Inventory reserve	(331)	(323)

	$6,613	$6,598

Reusable Surgical Products, net

The Company’s reusable surgical products, consisting principally of linens (gowns, towels, drapes), basins (stainless steel medicine cups, carafes, trays, basins), and owned surgical instruments, are stated at cost. Amortization of linens and basins is computed on a basis similar to the units of production method. Estimated useful lives for each product are based on the estimated total number of available uses for each product. The expected total available usage for its linen products using the three principal fabrics (accounting for approximately 85% of the reusable surgical products) is 75, 100, and 125 uses, based on several factors, including the Company’s actual historical experience with these products. The Company believes RFID technology will enable it to evaluate the useful lives of linen products more efficiently. Basins are amortized over their estimated useful life, which ranges from 25 to 200 uses. Owned surgical instruments are amortized straight-line over a period of four years. Accumulated amortization as of March 31, 2006, and December 31, 2005, was approximately $12.4 million for both periods.

As of each of March 31, 2006, and December 31, 2005, the Company had reserves for shrinkage, obsolescence, and scrap related to reusable surgical products of approximately $1.5 million.

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

Stock-Based Compensation

Effective January 1 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payment, (“SFAS 123R”) for its share-based compensation plans. The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations and disclosure requirements established by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

Under APB 25, no compensation expense was recorded in earnings for the Company’s stock options granted under the Company’s stock option plans. The pro forma effects on net income and earnings per share for stock options granted were instead disclosed in a footnote to the financial statements. Under SFAS 123R, all share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.

The Company adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost recognized in fiscal year 2006 includes the cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The cost for all share-based awards granted subsequent to December 31, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123R, utilizing the binomial (Lattice) model. Results for prior periods have not been restated. Stock-based compensation expense for the three-month period ended March 31, 2006 was $154,000 net of tax, which contributed to a $0.02 reduction in basic and diluted earnings per share.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all of its share-based compensation awards for periods prior to the adoption of SFAS 123R (in thousands, except per share data):

Three Months Ended March 31, 2005
Reported net income	$65
Compensation expense, net of tax	$(144)

Pro forma net loss for calculation of diluted earnings per share	$(79)

Earnings per share:
Reported earnings per share – basic	$0.01

Pro forma (loss) per share - basic	$(0.01)

Reported earnings per share - diluted	$0.01

Pro forma (loss) per share - diluted	$(0.01)

There was no cash received from stock option exercises under all share-based payment arrangements for the three months ended March 31, 2006 and 2005, respectively. There were no capitalized stock-based compensation costs at March 31, 2006.

There were no modifications made to outstanding stock options before the adoption of Statement 123(R).

Stock Option Plans

The 1995 Stock Option Plan

The 1995 Stock Option Plan was designed to provide employees with incentive or non-qualified options to purchase up to 700,000 shares of common stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement or termination of employment. As of March 31, 2006 and 2005, options to purchase 241,100 and 328,600 shares, respectively, were outstanding, and 0 and 126,200 options, respectively, were available to be granted under this Plan. The 1995 Stock Option Plan terminated on December 21, 2005, although that termination does not adversely affect any options outstanding under the Plan.

The 1996 Non-Employee Director Plan

As amended on May 16, 2001, the Non-Employee Plan is designed to provide for the grant of non-qualified stock options to purchase up to 200,000 shares of common stock to members of the Board of Directors who are not employees of the Company. At the completion of the Company’s initial public offering, each non-employee director was granted options to purchase 4,000 shares of common stock for each full remaining year of the director’s term. Thereafter, on the date on which a new non-employee director is first elected or appointed, he or she is automatically granted options to purchase 4,000 shares of common stock for each year of his or her initial term, and will be granted options to purchase 4,000 shares of common stock for each year of any subsequent term to which he or she is elected. All options become exercisable ratably over the director’s term and have an exercise price equal to the fair market value of the common stock on the date of grant. As of March 31, 2006 and 2005, options to purchase 185,500 and 177,500 shares, respectively, were outstanding, and 14,500 and 22,500 options, respectively, were available to be granted under this Plan. In December 2001, 10,000 non-qualified stock options were granted to each of the Company’s three outside directors. The 1996 Non-Employee Director Plan terminates on July 14, 2006, although that termination does not adversely affect any options outstanding under the Plan.

The 1998 Stock Option Plan

As amended on May 16, 2001, the 1998 Stock Option Plan is designed to provide employees with incentive or non-qualified options to purchase up to 600,000 shares of common stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. As of March 31, 2006 and 2005, options to purchase 306,500 and 371,400 shares, respectively, were outstanding, and 276,084 and 211,184 options, respectively, were available to be granted under this Plan.

The 2004 Stock Compensation Plan

The 2004 Stock Compensation Plan is designed to further the interests of the Company and its shareholders by providing incentives in the form of stock options or restricted stock grants to key employees and non-employee directors who contribute materially to the success and profitability of the Company. The equity awards typically vest ratably over five years from the date of the grant. All outstanding grants vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. As of March 31, 2006 and 2005, options to purchase 339,000 and 105,000 shares respectively, were outstanding, and 161,000 and 395,000 shares, respectively, were available to be granted as options or restricted stock under this Plan.

The following table summarizes option and restricted stock grant activity from January 1, 2006 through March 31, 2006:

	Shares Available for Grant	Options and Restricted Stock Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at December 31, 2005	562,084	966,600	$8.91	6.04

Options expired	—		—
Options granted	(5,000)	5,000	$5.90
Options cancelled	14,500	(19,500)	$6.56
Restricted stock awards	(120,000)	120,000
Options exercised	—	—	—

Balance at March 31, 2006	451,584	1,072,100	$7.94	8.94

Exercisable at March 31, 2006	—	551,179	$11.37	4.83

The weighted-average grant date fair value of options granted during the three months ended March 31, 2006 and 2005 was $5.94 and $3.25, respectively. There were no options exercised during the three months ended March 31, 2006 and 2005. As of March 31, 2006, there was $683,000 of unrecognized compensation costs related to non-vested options that is expected to be recognized over a weighted average period of 5.0 years. The total fair value of options vested during the three months ended March 31, 2006 and 2005 was $146,000 and $234,000, respectively.

The Company consistently used the binomial model for estimating the fair value of options granted in the first fiscal quarter of 2006 and 2005, respectively. The Company used historical data to estimate the option exercise and employee departure behavior used in the binomial valuation model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The risk-free rates for periods within the contractual term of the options are based on the U.S. Treasury stripped coupon interest in effect at the end of the quarter. Because the binomial valuation model accommodates multiple input values, the risk free interest rates and expected term rates used in calculating the fair value of the options, are expressed in ranges.

Following are the weighted-average and range assumptions, where applicable, used for each respective period:

	Three months ended March 31,
	2006 (Binomial)	2005 (Binomial)
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.70% to 4.99%	3.68 to 4.45%
Weighted-average expected volatility	61.1%	70.0%
Expected term	4.1 to 10.0 years	2.5 to 9.6 years
Respective service period	5 years	5 years

Restricted Stock Awards

In fiscal year 2006, the Company granted unvested common stock awards (“restricted stock”) to certain key employees pursuant to the 2004 Stock Compensation Plan. The shares will vest ratably over five years.

The restricted stock awards granted in 2006 were accounted for using the measurement and recognition principles of SFAS 123R. Compensation for restricted stock awards is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Compensation cost for all awards will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.

The Company recorded $29,000 in compensation expense related to the restricted stock that vested during the three months ended March 31, 2006. As of March 31, 2006, there was $691,000 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. That cost is expected to be recognized over a period of 4.75 years.

Notes Payable to Bank

On June 20, 2005, the Company entered into a three-year $30 million revolving credit facility with two financial institutions. The new credit facility is secured by substantially all of the Company’s assets and has an interest rate that varies between 200 and 300 basis points over LIBOR (4.83% as of March 31, 2006) depending on the quarterly results under the Company’s consolidated leverage ratio covenant. The available credit under the facility is subject to limitation based upon the consolidated leverage ratio of the Company. The credit facility requires the Company to maintain (a) a consolidated leverage ratio of not more than 2.75 to 1.00 for the fiscal quarter ending March 31, 2006, and 2.25 to 1.00 for fiscal quarters ending June 30, 2006 and thereafter; (b) a funds flow coverage ratio of not less than 2.50 to 1.00 for the fiscal quarters ending March 31, 2006 and thereafter; (c) a tangible net worth at the end of each fiscal quarter beginning June 30, 2005, of at least $45 million plus 75% of cumulative net positive income generated after March 31, 2005. The credit facility places a number of restrictions on the Company, including without limitation: the paying of dividends, incurring additional indebtedness, making loans and investments, encumbering its assets, entering into a new business, and entering into certain merger, consolidation or liquidation transactions.

The Company’s net loss for the first quarter of 2006 resulted in a funds flow coverage ratio of 2.42, which was below the requirement (2.50) of its credit agreement. Both financial institutions issued a waiver of the requirement for the period ended March 31, 2006 and amended the covenant for the balance of 2006. All other requirements under the credit agreement were complied with.

As of March 31, 2006, the Company had $18.3 million total available to be borrowed under the facility, which takes into consideration the amounts already outstanding. The amount available under the revolving credit facility is limited by letters of credit principally associated with the Company’s bonds payable.

The credit facility allows the Company to repurchase its common stock through open market purchases at prevailing market prices. During the first quarter of 2006 and fiscal year 2005, the Company did not repurchase any shares of its common stock.

For the quarters ended March 31, 2006 and 2005, net interest expense was approximately $282,000, and $285,000 respectively. Interest expense for the period ended March 31, 2005 included approximately $95,000 of interest related to a capital lease.

NOTE C – EARNINGS (LOSS) PER SHARE

The following table sets forth the Company’s computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
	2006	2005
	(In thousands, except per share data)
Basic
Numerator:
Net income (loss)	$(278)	$65

Denominator:
Weighted average shares outstanding	6,336	6,263

Earnings (loss) per common share, basic	$(0.04)	$0.01

Diluted
Numerator:
Net income (loss)	$(278)	$65

Denominator:
Weighted average shares outstanding	6,336	6,263
Effect of dilutive securities - employee stock options	—	5

	6,336	6,268

Earnings (loss) per common share, diluted	$(0.04)	$0.01

Options to purchase 483,800 and 947,500 shares of common stock for the three-month periods ended March 31, 2006 and March 31, 2005, respectively, were not included for all or a portion of the computation of diluted earnings per common share, because the options’ exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive. The dilutive effect of 588,300 options with an exercise price less than the average market price of the common shares were not included for the three-month period ended March 31, 2006, because the effect would be anti-dilutive due to the Company’s net loss for the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis should be read with our financial statements and the notes thereto included elsewhere in this report. This discussion and analysis contains trend analysis and might contain forward-looking statements. These statements are based on current expectations, and actual results might differ materially. Among the factors that could cause actual results to vary are those described in “Critical Accounting Policies” and “Certain Considerations” included in this report and “Risk Factors” included in our 2005 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

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

Amortization of Reusable Surgical Products and Instruments. Our reusable surgical products are stated at cost. We amortize linens and basins on a basis similar to the units of production method. Estimated useful lives for each product are based on the estimated total number of available uses for each product. The expected total available usage for our linen products using the three principal fabrics (accounting for approximately 85% of the reusable surgical products) is 75, 100, and 125 uses, based on several factors, including our actual historical experience with these products. We believe our RFID technology enables us to evaluate the useful lives of linen products more often. Basins are amortized over their estimated useful life, which ranges from 25 to 200 uses. In 2005, we began amortizing owned surgical instruments on the straight-line method based on a four-year useful life. If our actual use experience with these products is shorter than these assumptions, our amortization rates for reusable products and instruments would increase, which could adversely affect our results of operations.

Health Insurance Reserves. We offer employee benefit programs including health insurance to eligible employees. We retain a liability up to $75,000 annually for each health insurance claim. We accrue health insurance costs using estimates to approximate the liability for reported claims and claims incurred but not reported. Using different estimates or assumptions could produce different reserve balances. If actual claim results exceed our estimates, our health insurance reserve would increase, which could adversely affect our results of operations.

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

Income Taxes. Our effective tax rate is based on expected income and statutory tax rates in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and evaluating our tax positions. This rate is applied to our quarterly operating results. Income taxes have been provided using the liability method in accordance with Statements of Financial Accounting Standards (“SFAS”) 109, Accounting for Income Taxes. In accordance with SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in operations in the period that includes the enactment date of the rate change. The tax benefits must be reduced by a valuation allowance in certain circumstances. Realization of the deferred tax benefits is dependent on generating sufficient taxable income prior to expiration of any net operating loss carry-forwards. We periodically review deferred tax assets for recoverability, and provide valuation allowances as necessary.

Stock-Based Compensation. In accordance with the provisions of Financial Accounting Standards Board Statement No. 123R, Share-Based Payment, (“SFAS 123R”) and the Security and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”), we began recognizing stock-based compensation expense in our consolidated statement of operations on January 1, 2006. We have elected to use the binomial model to determine the fair value of our issued options. Option pricing models require the input of subjective assumptions, including the expected life of the option, the price volatility of the underlying stock, expected interest rates and forfeitures. If actual results differ significantly from our assumptions, stock-based compensation could increase or decrease. For further discussion of our stock-based compensation, see “Note B-Summary of Significant Accounting Policies, Stock-Based Compensation” to the Financial Statements.

Results of Operations

We operate on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited financial statements are reflected as of March 31, 2006 and March 31, 2005 for presentation purposes only. The actual end of each period was April 2, 2006 and April 3, 2005, respectively. There are 13 weeks included for each of the three-month periods ended March 31, 2006 and March 31, 2005.

The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in our statements of income:

	Three Months Ended March 31,
	2006	2005
Revenues	100.0%	100.0%
Cost of revenues	75.0	74.5

Gross profit	25.0	25.5

Distribution expenses	6.7	6.8
Selling and administrative expenses	19.3	16.9

Income (loss) from operations	(1.0)	1.8

Interest expense, net	1.2	1.3

Income (loss) before income taxes	(2.2)	0.5

Income tax expense (benefit)	(1.0)	0.2

Net income (loss)	(1.2)%	0.3%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues. Revenues increased $252,000 or 1.1%, to $23.5 million for the three months ended March 31, 2006, compared to $23.3 million for the three months ended March 31, 2005. The increase in revenues in the three-month period ended March 31, 2006 is primarily attributable to the growth of our ReadyCaseSM delivery system (combining instruments, reusable textiles, and disposable products), offset partially by declining sales of reusable surgical products to customers who predominantly purchase reusable textiles.

Gross Profit. Gross profit declined $37,000 to $5.9 million for the three months ended March 31, 2006, compared to the same period in the prior year. As a percentage of revenues, gross profit decreased one-half a percentage point to 25.0% for the three months ended March 31, 2006 compared to 25.5% for the same period in the prior year. This decrease in gross profits in the three-month period ended March 31, 2006 is primarily attributable to higher production costs.

Distribution Expenses. Distribution expenses decreased $10,000 to $1.6 million for the three months ended March 31, 2006, as compared to the same period in the prior year. The lower distribution expenses are largely due to lower compensation expense, partially offset by higher fuel costs.

Selling and Administrative Expenses. Selling and administrative expenses increased $600,000 or 15.2% for the three months ended March 31, 2006, from $3.9 million compared to the same period in the prior year. The increase in selling and administrative expenses for the three-month period ended March 31, 2006, as compared to the same period in the prior year is primarily attributable to increased compensation expense associated with expanding the direct sales force and the recognition of stock-based compensation of $162,000 required by the new accounting statement, SFAS 123(R).

Income from Operations. Income from operations decreased $627,000 to a loss of $230,000 for the three months ended March 31, 2006 compared to the same period in the prior year. The loss from operations for the three-month period ended March 31, 2006 is primarily attributable to lower gross profits and increased selling and administrative expenses, partially due to the recognition of stock-based compensation of $175,000 required by the new accounting statement, SFAS 123(R).

Interest Expense, net. Interest expense, net decreased slightly to $282,000 for the three months ended March 31, 2006 compared to the same period in the prior year.

Income Tax Expense. Income tax expense is a function of our income before taxes and effective tax rate. The effective tax rate for the three months ended March 31, 2006 was 45.8% compared to 41.7% for the three months ended March 31, 2005. The higher effective tax rate is primarily attributable to a permanent book to tax difference associated with incentive stock options.

Liquidity and Capital Resources

Our principal sources of capital have been cash flows from operations and borrowings under our revolving credit facility. As of March 31, 2006, we had approximately $399,000 in cash and cash equivalents, compared to approximately $653,000 as of December 31, 2005. In addition, as of March 31, 2006 we had $18.3 million available under our credit facility compared to $17.8 as of December 31, 2005. Net cash provided by operating activities for the quarter ended March 31, 2006 was $1.8 million as compared to $2.5 million for the same period last year. The decrease in cash from operations in 2006 is primarily attributable to lower net income, slower collections on accounts receivable, and a reduction of other accrued expenses related to a customer prepayment, partially offset by an increase in accounts payable.

Net cash used in investing activities in the year ended March 31, 2006 was $1.4 million as compared to $1.2 million in the same period last year. This increase in cash used in investing activities is primarily attributable to increased purchases of reusable surgical products. We estimate that our expenditures in 2006 for reusable surgical products will be approximately $6.6 million, an amount that will fluctuate depending on the growth of our business. We estimate that our expenditures in 2006 for property, plant and equipment will be approximately $5.8 million, including approximately $1.5 million that we expect to spend in 2006 as part of a project to replace our existing IT infrastructure with an Enterprise Resource Planning system. We expect to complete the project of selecting a vendor and implementation partner for this project in our second quarter of this year.

Net cash used in financing activities in the year ended March 31, 2006 was $591,000 compared to $322,000 in 2005, primarily as a result of repayments toward our revolving credit facility and mortgage.

We have a three-year revolving credit facility with two financial institutions that allows us to potentially draw up to $30 million, subject to limitations based on the consolidated leverage ratio covenant. The credit facility is secured by substantially all of our assets and bears an interest rate that varies between 200 and 300 basis points over LIBOR (4.83% as of March 31, 2006) depending on the quarterly results under our consolidated leverage ratio covenant. The credit facility requires us to maintain (a) a consolidated leverage ratio of not more than 2.75 to 1.00 for the fiscal quarter ending March 31, 2006, and 2.25 to 1.00 for fiscal quarters ending June 30, 2006 and thereafter; (b) a funds flow coverage ratio of not less than 2.50 to 1.00 for the fiscal quarters ending March 31, 2006 and thereafter; (c) a tangible net worth at the end of each fiscal quarter beginning June 30, 2005, of at least $45 million plus 75% of cumulative net positive income generated after March 31, 2005. The credit facility places a number of restrictions on us, including: the paying of dividends, incurring additional indebtedness, making loans and investments, encumbering our assets, entering into a new business, and entering into certain merger, consolidation or liquidation transactions.

Our net loss for the first quarter of 2006 resulted in a funds flow coverage ratio of 2.42, which was below the requirement (2.50) of our credit agreement. Both financial institutions waived the requirement for that quarter and agreed to amend the requirement for the balance of 2006. We complied with all other requirements under the credit agreement. Our outstanding balance under the revolving credit facility was approximately $2.9 million and $3.2 million on March 31, 2006, and December 31, 2005, respectively. As of March 31, 2006, we had $18.3 million available under our revolving credit facility.

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

We have outstanding public bonds that we issued to fund the construction of two of our reusable processing facilities. Interest expense on these bonds adjusts based on rates that approximate LIBOR (4.83% at March 31, 2006). Starting in 2004, we began amortizing the bonds through quarterly payments of $165,000. Balloon principal payments of $3.1 million are due on the bonds in 2014. The bonds are secured by the two reusable processing facilities and backed by letters of credit issued by a financial institution. We paid a commitment fee of approximately $7,000 (125 basis points) for the letters of credit in the first three months of 2006. The letters of credit must be renewed each year through maturity in 2014.

Our contractual cash obligations for future minimum payments, including interest, under our notes payable to bank, bonds payable, mortgage and operating leases as of March 31, 2006, are as follows:

Contractual Obligations

Payments due by period (000’s)	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Notes payable to bank, mortgage and bonds payable	$21,089	$4,160	$2,870	$6,936	$7,123
Operating leases	9,655	2,782	3,587	1,915	1,371

Total contractual cash obligations	$30,744	$6,942	$6,457	$8,851	$8,494

As part of our ReadyCaseSM delivery system, we offer instruments for use and reprocessing pursuant to our Joint Marketing Agreement with Aesculap, Inc (“Aesculap”). Under the terms of this agreement, Aesculap furnishes and repairs the surgical instruments that we deliver to customers and receives an agreed upon fee for each procedure. We also have a procurement agreement with Standard Textile under which we agree to purchase 90% of our reusable surgical products from them. We are not bound to purchase any minimum quantity of products under these agreements; however, we expect to make payments under the contracts to fulfill our requirements. We estimate that our payments under these agreements will be between $14.2 and $16.0 million in 2006. Amounts paid under these agreements will vary based upon changes in customer demand, amortization rates, product prices, and other variables affecting our business.

Although it is difficult for us to predict our future liquidity requirements with certainty, we believe that our existing cash and cash equivalents together with the revolving credit facility will be adequate to finance our operations for at least the next 12 months.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

The outstanding balances under our revolving credit facility were approximately $2.9 million and $3.2 million on March 31, 2006 and March 31, 2005, respectively. The credit facility’s interest rate varies between 200 and 300 basis points over LIBOR (4.83% as of March 31, 2006), depending on our leverage ratio (earnings coverage of debt). We are subject to changes in our interest expense on this facility based on fluctuations in interest rates. Assuming an outstanding balance of this facility of $2.9 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $7,250 per quarter.

The outstanding balance under our real estate mortgage was approximately $4.7 million as of March 31, 2006. The mortgage bears an interest rate of 250 basis points over LIBOR. Assuming an outstanding balance of this facility of $4.7 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $11,750 per quarter.

Interest on our bonds that financed two of our facilities is at a rate that approximates LIBOR. We are subject to changes in our interest expense on these bonds based on fluctuations in interest rates. Assuming an outstanding balance of these bonds of $8.2 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $20,500 per quarter.

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

The inability of a key supplier to perform may leave us without a source of supplies and could adversely affect our operating results. We rely on Aesculap, Inc. (“Aesculap”) as our major source of supply of instruments for our instrument processing programs. Any failure of Aesculap to furnish instruments for any reason would materially and adversely affect our ability to service these programs until we secured one or more alternative suppliers. We also have a procurement agreement with Standard Textile Co., Inc. (“Standard Textile”) as our supply source for our reusable surgical products through August 2008. If Standard Textile were unable to perform under this agreement, we would be materially and adversely affected until we secured alternative suppliers.

The loss of a significant customer or purchasing organization could adversely affect our operating results. During the three months ended March 31, 2006, hospitals belonging to three group purchasing organizations (“GPOs”), Novation, LLC, HealthTrust Purchasing Group, L.P. and MedAssets, Inc. accounted for approximately 55% of our sales. No single health care provider accounts for more than 7% of our sales. Our business with these GPOs is pursuant to short-term agreements, which are subject to renewal from time to time through competitive processes. Although each GPO member hospital currently makes its purchasing decisions on an individual basis, the loss of a substantial portion of the GPO hospital’s business would adversely affect our revenues and results of operations.

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

Changes in federal or state regulations could materially adversely affect us. Significant aspects of our businesses are subject to federal, state and local statutes and regulations governing, among other things, medical waste-disposal and workplace health and safety. In addition, most of the products furnished or sold by us are subject to regulation as medical devices by the U.S. Food and Drug Administration (“FDA”), as well as by other federal, state and local agencies. Our facilities are subject to quality systems inspections by FDA officials. The FDA has the power to enjoin future violations, seize adulterated or misbranded devices, and require the manufacturer to remove products from the market, and publicize relevant facts. Federal, state or local governments might impose additional restrictions or adopt interpretations of existing laws that could materially adversely affect us.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, we concluded that our disclosure controls and procedures are effective in timely alerting us to material information required to be included in our filings with the U.S. Securities and exchange Commission (“SEC”).

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to other matters that arise in the ordinary course of our business, none of which we expect to be material.

Item 1A. Risk Factors

We have not materially amended our risk factors from those stated in our Annual Report on Form 10-K filed with the SEC on March 24, 2006. See “Certain Considerations” above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Effective May 8, 2006, the Company amended its Stock Option Plans to (a) change the definition of “Market Value” to be the closing trading price on the date of the option grant and (b) allow 90 days for a grant recipient to accept the grant.

Effective May 8, 2006, the Company, Wachovia Bank, National Association and LaSalle Bank, National Association entered into an Amendment to Second Amended and Restated Credit and Security Agreement to (a) change the Company’s funds flow coverage ratio requirement to not less than (1) 2.25 to 1.00 for the fiscal quarters ending June 30, 2006, September 30, 2006 and December 31, 2006, and (2) 2.50 to 1.00 for the fiscal quarters ending March 31, 2007 and thereafter, and (b) the banks, further granted a one-time waiver of the Company’s funds flow coverage ratio requirement for the quarter ended March 31, 2006.

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number	Exhibit Description
10.1	Amendment No. 1 to 1998 Stock Option Plan of the Company (as Amended and Restated as of June 17, 2005, dated as of May 8, 2006.

10.2	Amendment No. 1 to 2004 Stock Compensation Plan of the Company dated as of May 8, 2006.

10.3	Letter Agreement dated as of March 22, 2006 between the Company and Wayne R. Peterson, for consulting services.

10.4	Amendment to Second Amended and Restated Credit and Security Agreement, dated May 8, 2006, among the Company, Wachovia Bank, National Association and LaSalle Bank, National Association.

31	Certifications by the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the CEO and CFO of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

Reports on Form 8-K

We filed a report on Form 8-K dated February 3, 2006 to announce the grants of 120,000 shares of restricted stock to six key employees (pursuant to Item 1.01 of Form 8-K).

We filed a report on Form 8-K dated March 3, 2006 to announce the change of date of our 2006 annual meeting of shareholders and an amendment to our Bylaws (pursuant to Item 5.03 of Form 8-K).

We filed a report on Form 8-K dated March 7, 2006 to furnish information related to our announcement of our operating results for our fourth quarter and 12-month period ended December 31, 2005 (pursuant to Item 12 of Form 8-K).

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Amendment No. 1 to 1998 Stock Option Plan (as Amended and Restated as of June 17, 2005) dated as of May 8, 2006) of the Company.

10.2	Amendment No. 1 to 2004 Stock Compensation Plan of the Company dated as of May 8, 2006.

10.3	Letter Agreement dated as of March 22, 2006 between the Company and Wayne R. Peterson, for consulting services.

10.4	Amendment to Second Amended and Restated Credit and Security Agreement, dated May 8, 2006, among the Company, Wachovia Bank, National Association and LaSalle Bank, National Association.

31	Certifications by the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32	Amendment No. 2 to Bylaws of the Company. Certification by the CEO and CFO of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRI/SURGICAL EXPRESS, INC.

Date: May 8, 2006	By:	/s/ Christopher S. Carlton
President and Chief Executive Officer

Date: May 8, 2006	By:	/s/ Wallace D. Ruiz
Sr. Vice President and Chief Financial Officer