Form 10-Q
period 2006-06-30
SRI SURGICAL EXPRESS INC
filed 2006-08-09
CIK 1014041

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Number of outstanding shares of each class of registrant’s common stock as of July 30, 2006:

Common Stock, par value $.001 – 6,459,021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SRI/SURGICAL EXPRESS, INC.

BALANCE SHEETS

(In thousands)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Cash and cash equivalents	$9	$653
Accounts receivable, net	10,714	11,354
Inventories, net	7,089	6,598
Prepaid expenses and other assets, net	1,612	1,671
Reusable surgical products, net	21,961	22,416
Property, plant and equipment, net	32,833	33,740

Total assets	$74,218	$76,432

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to bank	$2,500	$3,229
Accounts payable	5,447	5,550
Employee related accrued expenses	1,435	1,296
Other accrued expenses	2,903	2,856
Mortgage payable	4,646	4,769
Bonds payable	8,050	8,380
Deferred tax liability, net	1,888	2,269

Total liabilities	26,869	28,349

Shareholders’ equity

Preferred stock-authorized 5,000,000 shares of $0.001 par value; no shares issued and outstanding at June 30, 2006 and December 31, 2005.	—	—
Common stock-authorized 30,000,000 shares of $0.001 par value; issued and outstanding 6,459,021 at June 30, 2006 and 6,336,221 at December 31, 2005.	6	6
Additional paid-in capital	30,111	29,765
Retained earnings	17,232	18,312

Total shareholders’ equity	47,349	48,083

Total liabilities and shareholders’ equity	$74,218	$76,432

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$23,417	$23,205	$46,923	$46,459
Cost of revenues	18,206	17,329	35,830	34,664

Gross profit	5,211	5,876	11,093	11,795

Distribution expenses	1,512	1,501	3,089	3,088
Selling and administrative expenses	4,279	3,647	8,814	7,582

Income (loss) from operations	(580)	728	(810)	1,125

Interest expense, net	292	308	574	593

Income (loss) before income taxes	(872)	420	(1,384)	532

Income tax expense (benefit)	(70)	165	(304)	212

Net income (loss)	$(802)	$255	$(1,080)	$320

Earnings (loss) per share:
Basic	$(0.13)	$0.04	$(0.17)	$0.05

Diluted	$(0.13)	$0.04	$(0.17)	$0.05

Weighted average common shares outstanding:
Basic	6,338	6,263	6,337	6,263

Diluted	6,338	6,265	6,337	6,267

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net (loss) income	$(1,080)	$320
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,693	2,113
Amortization of reusable surgical products	2,430	2,744
Stock based compensation expense	330	—
Provision for reusable surgical products’ shrinkage	781	1,080
Loss on disposal of property, plant and equipment	—	49
Deferred income taxes	(381)	(796)
Change in operating assets and liabilities:
Decrease in accounts receivable, net	640	312
(Increase) decrease in inventories, net	(491)	975
Decrease in prepaid expenses and other assets, net	59	471
Decrease in accounts payable	(103)	(1,763)
Increase in employee related and other accrued expenses	186	518

Net cash provided by operating activities	4,064	6,023

Cash flows from investing activities:
Purchases of property, plant and equipment	(786)	(443)
Purchases of reusable surgical products	(2,756)	(2,741)

Net cash used in investing activities	(3,542)	(3,184)

Cash flows from financing activities:
Net repayment on notes payable to bank	(729)	(2,531)

Net repayment on mortgage payable	(119)	—
Repayment of bonds payable	(330)	(330)

Proceeds from issuance of common stock	16	—
Payments on obligation under capital lease	(4)	(93)

Net cash used in financing activities	(1,166)	(2,954)

Decrease in cash and cash equivalents	(644)	(115)
Cash and cash equivalents at beginning of period	653	413

Cash and cash equivalents at end of period	$9	$298

Supplemental cash flow information:
Cash paid for interest	$475	$591

Cash paid for income taxes	$316	$195

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements of SRI/Surgical Express, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they omit or condense footnotes and certain other information normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments of a normal recurring nature that are necessary to present fairly the financial information for the interim periods reported have been made. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2005, filed with the SEC. The results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2006.

The Company presents an unclassified balance sheet as a result of the extended amortization period (predominantly three to six years) of its reusable surgical products. The Company provides reusable surgical products to its customers on a per use basis similar to a rental arrangement.

The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited financial statements are reflected as of June 30, 2006 and 2005 for presentation purposes only. The actual end of each period was July 2, 2006 and July 3, 2005, respectively. There are 26 weeks included for each of the six-month periods ended June 30, 2006 and June 30, 2005. There are 13 weeks included for each of the three-month periods ended June 30, 2006 and June 30, 2005.

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

Accounts Receivable, net

The Company has accounts receivable from hospitals and surgery centers. The Company does not believe that there are substantial credit risks associated with those receivables and does not require any form of collateral from its customers. The allowance for doubtful accounts as of June 30, 2006, and December 31, 2005, was approximately $345,000 and $441,000, respectively. The allowance for doubtful accounts relates to accounts receivable not expected to be collected and is based on management’s assessment of specific customer balances, the overall aging of the balances, and the financial stability of the customers. The Company’s write-offs for uncollectable accounts (determined based on specific account evaluations) are insignificant to its results of operations. The Company does not customarily charge interest on accounts receivable.

Inventories, net

Inventories consist of raw materials, principally consumables, supplies, and disposable surgical products, and work in progress and finished goods consisting of company-assembled packs of various combinations of raw materials and reusable surgical products. Inventories are valued at the lower of cost or market, with cost being determined on the first-in, first-out method. As of June 30, 2006 and December 31, 2005, inventory consists of the following:

	June 30, 2006	December 31, 2005
	(in 000’s)
Raw materials	$3,676	$3,450
Work in progress	189	176
Finished goods	3,562	3,295

	7,427	6,921
Less: Inventory reserve	(338)	(323)

	$7,089	$6,598

Reusable Surgical Products, net

The Company’s reusable surgical products, consisting principally of linens (gowns, towels, drapes), basins (stainless steel medicine cups, carafes, trays, basins), and owned surgical instruments, are stated at cost. Amortization of linens and basins is computed on a basis similar to the units of production method. Estimated useful lives for each product are based on the estimated total number of available uses for each product. The expected total available usage for its linen products using the three principal fabrics (accounting for approximately 85% of the reusable surgical products) is 75, 100, and 125 uses, based on several factors, including the Company’s actual historical experience with these products. The Company believes Radio Frequency Identification (“RFID”) technology enables it to evaluate the useful lives of linen products more efficiently. Basins are amortized over their estimated useful life, which ranges from 25 to 200 uses. Owned surgical instruments are amortized straight-line over a period of four years. Accumulated amortization as of June 30, 2006, and December 31, 2005, was approximately $12.2 million and $12.4 million respectively.

As of each of June 30, 2006, and December 31, 2005, the Company had reserves for shrinkage, obsolescence, and scrap related to reusable surgical products of approximately $1.5 million.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payment, (“SFAS 123R”) for its share-based compensation plans. The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations and disclosure requirements established by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

Under APB 25, no compensation expense was recorded in earnings for the Company’s stock options granted under the Company’s stock option plans. The pro forma effects on net income and earnings per share for stock options granted were instead disclosed in a footnote to the financial statements. Under SFAS 123R, all share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.

The Company adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost to be recognized in fiscal year 2006 and later periods includes the cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The cost for all share-based awards granted subsequent to December 31, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123R, utilizing the binomial (Lattice) model. Results for prior periods have not been restated. Stock-based compensation expense for the three-month and six-month periods ended June 30, 2006 was $155,000 and $330,000, or $135,000 and $289,000 net of income tax respectively, which contributed to a $0.02 and $0.05 reduction in basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2006, respectively.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all of its share-based compensation awards for periods prior to the adoption of SFAS 123R (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Reported net income	$255	$320
Compensation expense, net of tax	(127)	(271)

Pro forma net income for calculation of earnings per share	$128	$49

Earnings per share:
Reported earnings per share - basic	$0.04	$0.05
Pro forma earnings per share - basic	$0.02	$0.01

Reported earnings per share - diluted	$0.04	$0.05
Pro forma earnings per share - diluted	$0.02	$0.01

There was $16,000 cash received from stock option exercises under all share-based payment arrangements for the three-month and six-month periods ended June 30, 2006. There was no cash received from stock option exercises under all share-based payment arrangements for the three-month or six-month periods ended June 30, 2005. There were no capitalized stock-based compensation costs at June 30, 2006.

There were no modifications made to outstanding stock options before the adoption of Statement 123(R).

Stock Option Plans

The 1995 Stock Option Plan

The 1995 Stock Option Plan was designed to provide employees with incentive or non-qualified options to purchase up to 700,000 shares of common stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement or termination of employment. As of June 30, 2006 and 2005, options to purchase 186,100 and 278,100 shares, respectively, were outstanding, and 0 and 176,700 options, respectively, were available to be granted under this Plan. The 1995 Stock Option Plan terminated on December 21, 2005, although that termination does not adversely affect any options outstanding under the Plan.

The 1996 Non-Employee Director Plan

As amended on May 16, 2001, the Non-Employee Plan is designed to provide for the grant of non-qualified stock options to purchase up to 200,000 shares of common stock to members of the Board of Directors who are not employees of the Company. At the completion of the Company’s initial public offering, each non-employee director was granted options to purchase 4,000 shares of common stock for each full remaining year of the director’s term. Thereafter, on the date on which a new non-employee director was first elected or appointed, he or she was automatically granted options to purchase 4,000 shares of common stock for each year of his or her initial term, and was granted options to purchase 4,000 shares of common stock for each year of any subsequent term to which he or she was elected. As of March 2006, the equity component of the director compensation plan was restructured, so that each non-employee director will receive an annual grant of options to purchase 7,500 shares of common stock as of the date of the Annual Shareholder Meeting, beginning with the 2006 Annual Meeting. All options become exercisable ratably over the director’s three-year term and have an exercise price equal to the fair market value of the common stock on the date of grant. As of June 30, 2006 and 2005, options to purchase 182,000 and 177,500 shares, respectively, were outstanding, and 18,000 and 22,500 options, respectively, were available to be granted under this Plan. The 1996 Non-Employee Director Plan terminated on July 14, 2006, although that termination does not adversely affect any options outstanding under the Plan.

The 1998 Stock Option Plan

As amended on May 16, 2001, the 1998 Stock Option Plan is designed to provide employees with incentive or non-qualified options to purchase up to 600,000 shares of common stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. As of June 30, 2006 and 2005, options to purchase 303,300 and 319,600 shares, respectively, were outstanding, and 277,284 and 262,984 options, respectively, were available to be granted under this Plan.

The 2004 Stock Compensation Plan

The 2004 Stock Compensation Plan is designed to further the interests of the Company and its shareholders by providing incentives in the form of stock options or restricted stock grants to key employees and non-employee directors who contribute materially to the success and profitability of the Company. The equity awards typically vest ratably over five years from the date of the grant. All outstanding grants vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. As of June 30, 2006 and 2005, options to purchase 328,800 and 223,000 shares respectively, were outstanding, and 170,400 and 277,000 shares, respectively, were available to be granted as options or restricted stock under this Plan.

The following table summarizes option and restricted stock grant activity from January 1, 2006 through June 30, 2006:

	Shares Available for Grant	Options and Restricted Stock Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at January 1, 2006	562,084	966,600	$8.91	6.04
Options expired	—		—
Options granted	(25,000)	25,000	$6.23
Options cancelled	48,600	(108,600)	$8.37
Restricted stock awards	(120,000)	120,000
Options exercised	—	(2,800)	$5.60

Balance at June 30, 2006	465,684	1,000,200	$7.84	8.91

Exercisable at June 30, 2006	—	515,080	$11.27	5.12

The weighted-average grant date fair value of options granted during the six months ended June 30, 2006 and 2005 was $4.52 and $3.03, respectively. The total intrinsic value of options exercised in the six months ended June 30, 2006 was $10,000. There were no options exercised in the six months ended June 30, 2005. As of June 30, 2006, there was $635,000 of unrecognized compensation cost related to non-vested options that is expected to be recognized over a weighted average period of 4.75 years. The total fair value of options vested during the six months ended June 30, 2006 and 2005 was $265,000 and $441,000, respectively.

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

Following are the weighted-average and range assumptions, where applicable, used for each respective period:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(Binomial)		(Binomial)
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.92 to 5.19%	3.91 to 4.41%	4.70 to 5.19%	3.68 to 4.45%
Weighted-average expected volatility	60.6%	66.3%	60.0%	66.3%
Expected term	3.85 to 7.13 years	2.5 to 9.6 years	4.1 to 10.0 years	2.5 to 9.6 years
Respective service period	5 years	5 years	5 years	5 years

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

The Company recorded $36,000 and $65,000, respectively, in compensation expense related to the restricted stock that vested during the three-month and six-month periods ended June 30, 2006. As of June 30, 2006, there was $655,000 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. That cost is expected to be recognized over a period of 4.50 years.

Notes Payable to Bank

On June 20, 2005, the Company entered into a three-year $30 million revolving credit facility with two financial institutions. The new credit facility is secured by substantially all of the Company’s assets and has an interest rate that varies between 200 and 300 basis points over LIBOR (5.33% as of June 30, 2006) depending on the quarterly results under the Company’s consolidated leverage ratio covenant. The credit facility agreement was amended in May 2006 to revise the funds flow coverage ratio from not less than 2.50 to 1.00 to not less than 2.25 to 1.00. The available credit under the facility is subject to limitation based upon the consolidated leverage ratio of the Company. The amended credit facility requires the Company to maintain (a) a quarterly consolidated leverage ratio of not more than 2.50 to 1.00 for fiscal quarters ending June 30, 2006 and thereafter; (b) a funds flow coverage ratio of not less than 2.25 to 1.00 for the fiscal quarters ending June 30, 2006 and thereafter until the fiscal quarter ending March 31, 2007 when it becomes not less than 2.50 to 1.00; (c) a tangible net worth at the end of each fiscal quarter beginning June 30, 2005, of at least $45 million plus 75% of cumulative net positive income generated after March 31, 2005. The credit facility places a number of restrictions on the Company, including without limitation: the paying of dividends, incurring additional indebtedness, making loans and investments, encumbering its assets, entering into a new business, and entering into certain merger, consolidation or liquidation transactions.

The Company’s net loss for the second quarter of 2006 resulted in a funds flow coverage ratio of 1.98 to 1.00, which was below the requirement (2.25 to 1.00) of the amended credit agreement. Both financial institutions issued a waiver of the requirement for the period ended June 30, 2006. All other requirements under the credit agreement were complied with.

As of June 30, 2006, the Company had $18.9 million total available to be borrowed under the facility, which takes into consideration the amounts already outstanding. The amount available under the revolving credit facility is limited by letters of credit principally associated with the Company’s bonds payable.

The credit facility allows the Company to repurchase its common stock through open market purchases at prevailing market prices. During the first six months of 2006 and fiscal year 2005, the Company did not repurchase any shares of its common stock.

NOTE C – EARNINGS (LOSS) PER SHARE

The following table sets forth the Company’s computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(In thousands, except per share data) (unaudited)
Basic
Numerator:
Net income (loss)	$(802)	$255	$(1,080)	$320

Denominator:
Weighted average shares outstanding	6,338	6,263	6,337	6,263

Earnings (loss) per common share, basic	$(0.13)	$0.04	$(0.17)	$0.05

Diluted

Numerator:
Net income (loss)	$(802)	$255	$(1,080)	$320

Denominator:
Weighted average shares outstanding	6,338	6,263	6,337	6,263
Effect of dilutive securities - employee stock options	—	2	—	4

	6,338	6,265	6,337	6,267

Earnings (loss) per common share, diluted	$(0.13)	$0.04	$(0.17)	$0.05

Options to purchase 337,600 and 971,200 shares of common stock for the three-month periods ended June 30, 2006 and June 30, 2005, respectively, were not included for all or a portion of the computation of diluted earnings per common share, because the options’ exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive. Options to purchase 357,600 and 956,200 shares of common stock for the six-month periods ended June 30, 2006 and June 30, 2005, respectively, were not included for the same reason. The dilutive effect of 662,600 and 642,600 options with an exercise price less than the average market price of the common shares were not included for the three-month and six-month periods ended June 30, 2006 respectively, because the effect would be anti-dilutive due to the Company’s net loss for the period.

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

Most of our surgical instrument supply arrangements with customers utilize instruments owned by Aesculap, Inc. (“Aesculap”), which receives an agreed upon fee for each procedure based on the number and kinds of procedures performed with its instruments and the number and combination of instruments used for each procedure. This arrangement allows us to limit our cost of capital for instrument programs. In addition to the Aesculap-owned instruments, we purchase surgical instruments from other vendors to service customers who have requirements that Aesculap cannot fulfill. Surgical instruments that we own are depreciated over a four-year life.

Our profitability is primarily determined by our revenues, the efficiency with which we deliver products and services to customers, and our ability to control our costs. We incurred operating and net losses for our three-month and six-month periods ended June 30, 2006. Our revenues for these periods were short of expectations. The investment made this year in the direct sales force has yet to deliver expected revenue increases and sales to customers who predominantly purchase reusable textiles declined. We continue to see growth in other products sold with our ReadyCaseSM case cart management system. We also incurred increased product and production labor costs, severance, and equity-based compensation costs under SFAS 123R. We have implemented cost and expense reduction measures to better align spending with revenues.

We believe we are taking appropriate steps to impact our profitability. We have undertaken a significant investment in the size and training of our sales team. Although this investment has increased our selling expenses, we believe this investment is critical in our plan to break out from relatively flat sales in the past several years, and we remain committed to our aggressive growth plan.

We have engaged experts to assist us with a Lean Transformation at our Tampa facility. We are encouraged with the early results of this initiative, though the investment for this transformation will likely exceed cost savings in 2006. Cost savings in Tampa will be adopted by our other facilities. We expect this initiative will have a powerful and sustainable impact on our performance in the years ahead.

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

Income Taxes. Our effective tax rate is based on expected income and statutory tax rates in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and evaluating our tax positions. Our effective tax rate depends upon our forecast of tax expense or benefit based upon the expected results for the fiscal year. Each quarter, we evaluate our forecasted fiscal year results and adjust our tax provision to reflect the effective tax rate on a cumulative basis. This rate is applied to our quarterly operating results. Income taxes have been provided using the liability method in accordance with Statements of Financial Accounting Standards (“SFAS”) 109, Accounting for Income Taxes. In accordance with SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in operations in the period that includes the enactment date of the rate change. The tax benefits must be reduced by a valuation allowance in certain circumstances. Realization of the deferred tax benefits is dependent on generating sufficient taxable income prior to expiration of any net operating loss carry-forwards. We periodically review deferred tax assets for recoverability, and provide valuation allowances as necessary.

Stock-Based Compensation. In accordance with the provisions of Financial Accounting Standards Board Statement No. 123R, Share-Based Payment, (“SFAS 123R”) and the Security and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”), we began recognizing stock-based compensation expense in our consolidated statement of operations on January 1, 2006. We have elected to use the binomial model to determine the fair value of our issued options. Option pricing models require the input of subjective assumptions, including the expected life of the option, the price volatility of the underlying stock, expected interest rates and forfeitures. If actual results differ significantly from our assumptions, stock-based compensation could increase or decrease. For further discussion of our stock-based compensation, see “Note B-Summary of Significant Accounting Policies—Stock-Based Compensation” to the Financial Statements.

Results of Operations

We operate on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited financial statements are reflected as of June 30, 2006 and June 30, 2005 for presentation purposes only. The actual end of each period was July 2, 2006 and July 3, 2005, respectively. There are 13 weeks included for each of the three-month periods ended June 30, 2006 and June 30, 2005.

The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in our statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	77.7	74.7	76.4	74.6

Gross profit	22.3	25.3	23.6	25.4

Distribution expenses	6.5	6.5	6.5	6.7
Selling and administrative expenses	18.3	15.7	18.8	16.3

Income (loss) from operations	(2.5)	3.1	(1.7)	2.4

Interest expense, net	1.2	1.3	1.2	1.3

Income (loss) before income taxes	(3.7)	1.8	(2.9)	1.1

Income tax expense (benefit)	(0.3)	0.7	(0.6)	0.4

Net income (loss)	(3.4)%	1.1%	(2.3)%	0.7%

Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005

Revenues. Revenues increased $212,000 or 0.9% to $23.4 million for the three months ended June 30, 2006, compared to $23.2 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, revenues increased $464,000 or 1.0% to $46.9 million compared to $46.5 million for the six months ended June 30, 2005. The increase in revenues in the three-month and six-month periods ended June 30, 2006 is primarily attributable to the growth of our ReadyCaseSM delivery system (combining instruments, reusable textiles, and disposable products), offset partially by declining sales to customers who predominantly purchase reusable textiles.

Gross Profit. Gross profit declined $665,000 and $702,000 for the three-month and six-month periods ended June 30, 2006, respectively, as compared to the same periods in the prior year. As a percentage of revenues, gross profit decreased by 3 percentage points and 1.8 percentage points for the three-month and six-month periods ended June 30, 2006, respectively, as compared to the same periods in the prior year, primarily due to lower average selling prices and the higher cost of components for disposable packs, production labor, reusable pack supplies and plant maintenance.

Distribution Expenses. Distribution expenses remained essentially unchanged at $1.5 million or 6.5% as a percent of revenues and $3.1 million or 6.6% as a percent of revenues for the three-month and six-month periods ended June 30, 2006, respectively, as compared to the same periods in the prior year.

Selling and Administrative Expenses. Selling and administrative expenses increased $632,000 or 17.3% for the three months ended June 30, 2006 from $3.6 million compared to the same period in the prior year. Selling and administrative expenses increased $1.2 million for the six months ended June 30, 2006 or 16.2% from $7.6 million compared to the same period in the prior year. The increase in selling and administrative expenses for the three-month and six-month periods ended June 30, 2006 is primarily attributable to increased compensation expense associated with expanding the direct sales force over the prior year and the recognition of stock-based compensation expense of $142,000 and $303,000 for the three-month and six-month periods ended June 30, 2006, respectively, as required by the new accounting statement SFAS 123(R), partially offset by reduced depreciation expense attributable to our computer system becoming fully depreciated.

Income from Operations. Income from operations decreased $1.3 million or 179.7%, to a loss of $580,000 for the three months ended June 30, 2006 compared to the same period in the prior year. For the six months ended June 30, 2006, income from operations decreased $1.9 million or 172.0% to a loss of $810,000 compared to the same period in the prior year. The loss from operations for the three-month and six-month periods ended June 30, 2006 is attributable to lower gross profit and increased selling and administrative expenses.

Interest Expense, net. Interest expense decreased $16,000 or 5.2% to $292,000 for the three months ended June 30, 2006 compared to the same period in the prior year. For the six months ended June 30, 2006 interest expense decreased $19,000 or 3.2% to $574,000 compared to the same period in the prior year. The lower interest expense for the three-month and six-month periods ended June 30, 2006 as compared to last year is due primarily to the 2005 write-off of fees associated with the former line of credit that was replaced in June 2005, resulting in lower 2006 costs, partially offset by higher interest rates.

Income Tax Expense. Our effective tax rate is based on expected income and statutory tax rates in the various jurisdictions in which we operate. Income tax expense is a function of our net income and effective tax rate. The effective tax rate for the three months ended June 30, 2006 was 8.0% compared to 39.4% for the three months ended June 30, 2005. For the six months ended June 30, 2005 the effective tax rate was 22.0% compared to 39.9% for the six months ended June 30, 2005. The primary reason for the lower effective tax rate in the current year periods is the lower forecasted results for fiscal year 2006 and the permanent tax difference created by the non-deductibility of the portion of the stock option expense associated with incentive stock options granted. Our effective tax rate depends upon our forecast of tax expense or benefit based upon the expected results for the fiscal year. Each quarter, we evaluate our forecasted fiscal year results and adjust our tax provision to reflect the effective tax rate on a cumulative basis. Our effective tax rate may increase or decrease during the remainder of 2006 depending upon actual results of operations, which adjustments could be material in the future.

Liquidity and Capital Resources

Our principal sources of capital have been cash flows from operations and borrowings under our revolving credit facility. As of June 30, 2006, we had approximately $9,000 in cash and cash equivalents, compared to approximately $653,000 as of December 31, 2005. We used all available cash to reduce the outstanding balance of the credit facility from $3.2 million at December 31, 2005 to $2.5 million at June 30, 2006. As of June 30, 2006, we had $18.9 million available under our credit facility compared to $17.8 as of December 31, 2005. Net cash provided by operating activities for the six months ended June 30, 2006 was $4.1 million as compared to $6.0 million for the same period last year. The decrease in cash from operations in 2006 is primarily attributable to lower net income, higher inventory levels, reduced fixed asset depreciation and reusable surgical products amortization, and a smaller decrease in prepaid expenses, partially offset by a smaller decrease in accounts payable and improved collections of customer accounts.

Net cash used in investing activities in the six months ended June 30, 2006 was $3.5 million as compared to $3.2 million in the same period last year. This increase in cash used in investing activities is primarily attributable to increased purchases of equipment and computer hardware. We estimate that our expenditures in 2006 for reusable surgical products will be approximately $5.1 million, an amount that will fluctuate depending on the growth of our business. We estimate that our expenditures in 2006 for property, plant and equipment will be approximately $3.0 million, including approximately $1.5 million that we expect to spend in 2006 as part of a project to replace our existing IT infrastructure with an Enterprise Resource Planning system. We expect to complete the phase of selecting a vendor and implementation partner for this project in our fourth quarter of this year.

Net cash used in financing activities in the six months ended June 30, 2006 was $1.2 million compared to $3.0 million in 2005. The cash was used to pay down our revolving credit facility, mortgage and outstanding Industrial Revenue Bonds.

We have a three-year $30 million revolving credit facility with two financial institutions, which is scheduled to mature in June 2008. The amount available under the revolving credit facility is limited by letters of credit principally associated with our bonds payable described below. As noted below, we amended the credit facility in December 2005 to provide for mortgage financing in connection with the purchase of our headquarters facility. As of June 30, 2006, we had $18.9 million total available to be borrowed under the facility, including amounts already borrowed.

The new credit facility is secured by substantially all of our assets and has an interest rate that varies between 200 and 300 basis points over LIBOR (5.33% as of June 30, 2006) depending on the quarterly results under the Company’s consolidated leverage ratio covenant, as well as an unused availability fee. The available credit under the facility is subject to limitation based upon our consolidated leverage ratio. The amended credit facility requires us to maintain (a) a quarterly consolidated leverage ratio of not more than 2.50 to 1.00 for fiscal quarters ending June 30, 2006 and thereafter; (b) a funds flow coverage ratio of not less than 2.25 to 1.00 for the fiscal quarters ending June 30, 2006 and thereafter until the fiscal quarter ending March 31, 2007 when it becomes not less than 2.50 to 1.00; (c) a tangible net worth at the end of each fiscal quarter beginning June 30, 2005, of at least $45 million plus 75% of cumulative net positive income generated after March 31, 2005. The credit facility places a number of restrictions on us, including without limitation: the paying of dividends, incurring additional indebtedness, making loans and investments, encumbering its assets, entering into a new business, and entering into certain merger, consolidation or liquidation transactions.

As previously disclosed, we amended our credit agreement in May 2006 to revise the funds flow coverage ratio for the period ended June 30, 2006, from not less than 2.50 to 1.00 to not less than 2.25 to 1.00. Our actual funds flow coverage ratio for this period of 1.98 to 1.00 was less than the amended requirement. Both financial institutions waived the requirement for the period ended June 30, 2006. We expect that the lenders will agree to amend the credit agreement to change this ratio requirement to a level for the third quarter of 2006 with which we can comply. In connection with the waiver, we paid a $20,000 amendment fee. We comply with all other credit agreement requirements, including the other financial covenants.

In December 2005, we purchased our Tampa corporate headquarters facility for approximately $5.3 million. We financed the purchase with a mortgage from our primary lenders for approximately $4.8 million and borrowing under our revolving credit facility, and amended our credit agreement to provide for this mortgage financing as a component of the credit facility. The mortgage has a term of five years and an amortization schedule based on 20 years, with a balloon payment of $3.6 million in 2010. The mortgage bears an interest rate of 250 basis points over LIBOR.

We have outstanding public bonds that we issued to fund the construction of two of our reusable processing facilities. Interest expense on these bonds adjusts based on rates that approximate LIBOR (5.33% at June 30, 2006). Starting in 2004, we began amortizing the bonds through quarterly payments of $165,000. Balloon principal payments of $3.1 million are due on the bonds in 2014. The bonds are secured by the two reusable processing facilities and backed by letters of credit issued by a financial institution. We paid a commitment fee of approximately $14,500 (125 basis points) for the letters of credit in the first six months of 2006. The letters of credit must be renewed each year through maturity in 2014.

Our contractual cash obligations for future minimum payments, including interest, under our notes payable to bank, bonds payable, mortgage and operating leases as of June 30, 2006, are as follows:

Contractual Obligations

Payments due by period (000’s)	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Notes payable to bank, mortgage and bonds payable	$21,089	$3,835	$2,935	$7,012	$7,307
Operating leases	9,381	2,722	3,691	2,016	951

Total contractual cash obligations	$30,470	$6,557	$6,626	$9,028	$8,258

As part of our ReadyCaseSM delivery system, we offer instruments for use and reprocessing pursuant to our Joint Marketing Agreement with Aesculap, Inc (“Aesculap”). Under the terms of this agreement, Aesculap furnishes and repairs the surgical instruments that we deliver to customers and receives an agreed upon fee for each procedure. We also have a procurement agreement with Standard Textile under which we agree to purchase 90% of our reusable surgical products from them. We are not bound to purchase any minimum quantity of products under these agreements; however, we expect to make payments under the contracts to fulfill our requirements. We estimate that our payments under these agreements will be between $14.0 and $16.0 million in 2006. Amounts paid under these agreements will vary based upon changes in customer demand, amortization rates, product prices, and other variables affecting our business.

We believe that our existing cash and cash equivalents together with expected cash provided by operations and the revolving credit facility will be adequate to finance our operations for at least the next 12 months, although it is difficult for us to predict our future liquidity needs with certainty and our ability to continue accessing the credit facility depends on our ability to comply with or satisfactorily restructure the funds flow coverage financial covenant term.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our principal exposure to market risk is change in interest rates under our various debt instruments and borrowings. The outstanding balances under our revolving credit facility were approximately $2.5 million for both periods ended June 30, 2006 and June 30, 2005. The credit facility’s interest rate varies between 200 and 300 basis points over LIBOR (5.33% as of June 30, 2006), depending on our leverage ratio (earnings coverage of debt). We are subject to changes in our interest expense on this facility based on fluctuations in interest rates. Assuming an outstanding balance of this facility of $2.5 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $6,250 per quarter.

The outstanding balance under our real estate mortgage was approximately $4.6 million as of June 30, 2006. The mortgage bears an interest rate of 250 basis points over LIBOR. Assuming an outstanding balance of this facility of $4.6 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $11,500 per quarter.

Interest on our bonds that financed two of our facilities is at a rate that approximates LIBOR. We are subject to changes in our interest expense on these bonds based on fluctuations in interest rates. Assuming an outstanding balance of these bonds of $8.1 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $20,250 per quarter.

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

We might need additional capital in the future, which might not be available. Our business is capital intensive and requires annual capital expenditures for additional surgical products. Should we need or otherwise decide to raise additional funds, we may not be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competitive pressures or unanticipated requirements or otherwise support our operations. Our results for our first and second quarters of 2006 caused us to not comply with a funds flow financial covenant in our credit facility, and our continuing access to that facility depends on our ability to comply with or satisfactorily restructure the financial covenant. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

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

The loss of a significant customer or purchasing organization could adversely affect our operating results. During the six months ended June 30, 2006, hospitals belonging to three group purchasing organizations (“GPOs”), Novation, LLC, HealthTrust Purchasing Group, L.P. and MedAssets, Inc. accounted for approximately 55% of our sales. No single health care provider accounts for more than 8% of our sales. Our business with these GPOs is pursuant to short-term agreements, which are subject to renewal from time to time through competitive processes. Although each GPO member hospital currently makes its purchasing decisions on an individual basis, the loss of a substantial portion of the GPO hospital’s business would adversely affect our revenues and results of operations.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our most recent fiscal quarter. Based on that evaluation, we concluded that our disclosure controls and procedures are effective in timely alerting us to material information required to be included in our filings with the SEC.

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

Item 6. Exhibits and Reports on Form 8-K

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

Reports on Form 8-K

We filed a report on Form 8-K dated May 8, 2006 to furnish information related to our announcement of our operating results for our first quarter period ended March 31, 2006 (pursuant to Item 2.02 of Form 8-K).

We filed a report on Form 8-K dated June 27, 2006 to announce the appointment of Charles W. Federico to the Company’s Board of Directors to fill the vacancy created by the previously reported death of Lee R. Kemberling (pursuant to Item 5.02 of Form 8-K).

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996.

(5)	Incorporated by reference to the Current Report on Form 8-K dated August 31, 1998, and filed by the Registrant on September 9, 1998.

(21)	Incorporated by reference to the Current Report on Form 8-K dated February 27, 2006, and filed by the Registrant March 3, 2006.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1(1)	Restated Articles of Incorporation of the Company.

3.2(1)	Bylaws of the Company.

3.3(5)	First Amendment to Restated Articles of Incorporation dated as of August 31, 1998, of the Company (for Series A Preferred Stock).

3.4(21)	Amendment No. 2 to Bylaws of the Company.

31	Certifications by the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32	Amendment No. 2 to Bylaws of the Company. Certification by the CEO and CFO of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996.

(5)	Incorporated by reference to the Current Report on Form 8-K dated August 31, 1998, and filed by the Registrant on September 9, 1998.

(21)	Incorporated by reference to the Current Report on Form 8-K dated February 27, 2006, and filed by the Registrant March 3, 2006.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRI/SURGICAL EXPRESS, INC.

Date: August 9, 2006	By:	/s/ Christopher S. Carlton
President and Chief Executive Officer

Date: August 9, 2006	By:	/s/ Wallace D. Ruiz
Sr. Vice President and Chief Financial Officer