Form 10-Q
period 2006-09-30
SRI SURGICAL EXPRESS INC
filed 2006-11-06
CIK 1014041

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer    ☐                    Accelerated filer    ☐                    Non-accelerated filer    ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of outstanding shares of each class of registrant’s common stock as of October 29, 2006:

Common Stock, par value $.001 – 6,459,021

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SRI/SURGICAL EXPRESS, INC.

BALANCE SHEETS

(In thousands)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Cash and cash equivalents	$509	$653
Accounts receivable, net	10,358	11,354
Inventories, net	6,708	6,598
Prepaid expenses and other assets, net	2,355	1,671
Reusable surgical products, net	21,631	22,416
Property, plant and equipment, net	32,607	33,740

Total assets	$74,168	$76,432

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to bank	$2,500	$3,229
Accounts payable	5,868	5,550
Employee related accrued expenses	1,330	1,296
Other accrued expenses	2,934	2,856
Mortgage payable	4,584	4,769
Bonds payable	7,885	8,380
Deferred tax liability, net	1,809	2,269

Total liabilities	26,910	28,349
Shareholders’ equity
Preferred stock-authorized 5,000,000 shares of $0.001 par value; no shares issued and outstanding at September 30, 2006 and December 31, 2005.	—	—
Common stock-authorized 30,000,000 shares of $0.001 par value; issued and outstanding 6,459,021 at September 30, 2006 and 6,336,221 at December 31, 2005.	6	6
Additional paid-in capital	30,259	29,765
Retained earnings	16,993	18,312

Total shareholders’ equity	47,258	48,083

Total liabilities and shareholders’ equity	$74,168	$76,432

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$23,111	$22,593	$70,034	$69,052
Cost of revenues	17,780	16,915	53,610	51,579

Gross profit	5,331	5,678	16,424	17,473
Distribution expenses	1,464	1,583	4,553	4,671
Selling and administrative expenses	4,079	3,826	12,893	11,408

Income (loss) from operations	(212)	269	(1,022)	1,394
Interest expense, net	340	263	914	856

Income (loss) before income taxes	(552)	6	(1,936)	538
Income tax expense (benefit)	(313)	2	(617)	214

Net income (loss)	$(239)	$4	$(1,319)	$324

Earnings (loss) per share:

Basic	$(0.04)	$0.00	$(0.21)	$0.05

Diluted	$(0.04)	$0.00	$(0.21)	$0.05

Weighted average common shares outstanding:
Basic	6,339	6,263	6,338	6,263

Diluted	6,339	6,324	6,338	6,286

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net (loss) income	$(1,319)	$324
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,563	3,034
Amortization of reusable surgical products	3,530	4,031
Stock based compensation expense	478	—
Provision for reusable surgical products’ shrinkage	965	1,396
Loss on disposal of property, plant and equipment	—	66
Deferred income taxes	(460)	52
Change in operating assets and liabilities:
Decrease in accounts receivable, net	996	126
(Increase) decrease in inventories, net	(110)	453
Increase in prepaid expenses and other assets, net	(684)	(481)
Increase (decrease) in accounts payable	318	(1,403)
Increase (decrease) in employee related and other accrued expenses	112	(51)

Net cash provided by operating activities	6,389	7,547

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,430)	(616)
Purchases of reusable surgical products	(3,710)	(4,473)

Net cash used in investing activities	(5,140)	(5,089)

Cash flows from financing activities:
Net repayment on notes payable to bank	(729)	(1,890)
Net repayment on mortgage payable	(179)	—
Repayment of bonds payable	(495)	(495)
Proceeds from issuance of common stock	16	—
Payments on obligation under capital lease	(6)	(121)

Net cash used in financing activities	(1,393)	(2,506)

Decrease in cash and cash equivalents	(144)	(48)
Cash and cash equivalents at beginning of period	653	413

Cash and cash equivalents at end of period	$509	$365

Supplemental cash flow information:
Cash paid for interest	$877	$863

Cash paid for income taxes	$475	$696

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements of SRI/Surgical Express, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they omit or condense footnotes and certain other information normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments of a normal recurring nature that are necessary to present fairly the financial information for the interim periods reported have been made. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2005, filed with the SEC. The results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2006.

The Company presents an unclassified balance sheet as a result of the extended amortization period (predominantly three to six years) of its reusable surgical products. The Company provides reusable surgical products to its customers on a per use basis similar to a rental arrangement.

The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited financial statements are reflected as of September 30, 2006 and 2005 for presentation purposes only. The actual end of each period was October 1, 2006 and October 2, 2005, respectively. There are 39 weeks included for each of the nine-month periods ended September 30, 2006 and September 30, 2005. There are 13 weeks included for each of the three-month periods ended September 30, 2006 and September 30, 2005.

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

Accounts Receivable, net

The Company has accounts receivable from hospitals and surgery centers. The Company does not believe that there are substantial credit risks associated with those receivables and does not require any form of collateral from its customers. The allowance for doubtful accounts as of September 30, 2006, and December 31, 2005, was approximately $340,000 and $441,000, respectively. The allowance for doubtful accounts relates to accounts receivable not expected to be collected and is based on management’s assessment of specific customer balances, the overall aging of the balances, and the financial stability of the customers. The Company’s write-offs for uncollectable accounts (determined based on specific account evaluations) are insignificant to its results of operations. The Company does not customarily charge interest on accounts receivable.

Inventories, net

Inventories consist of raw materials, principally consumables, supplies, and disposable surgical products; work in progress; and finished goods consisting of company-assembled packs of various combinations of raw materials and reusable surgical products. Inventories are valued at the lower of cost or market, with cost being determined on the first-in, first-out method. As of September 30, 2006 and December 31, 2005, inventory consists of the following:

	September 30, 2006	December 31, 2005
	(in 000’s)
Raw materials	$3,392	$3,450
Work in progress	187	176
Finished goods	3,537	3,295

	7,116	6,921
Less: Inventory reserve	(408)	(323)

	$6,708	$6,598

Reusable Surgical Products, net

The Company’s reusable surgical products, consisting principally of linens (gowns, towels, drapes), basins (stainless steel medicine cups, carafes, trays, basins), and owned surgical instruments, are stated at cost. Amortization of linens and basins is computed on a basis similar to the units of production method. Estimated useful lives for each product are based on the estimated total number of available uses for each product. The expected total available usage for its linen products using the three principal fabrics (accounting for approximately 85% of the reusable surgical products) is 75, 100, and 125 uses, based on several factors, including the Company’s actual historical experience with these products. The Company believes Radio Frequency Identification (“RFID”) technology enables it to evaluate the useful lives of linen products more efficiently. Basins are amortized over their estimated useful life, which ranges from 25 to 200 uses. Owned surgical instruments are amortized straight-line over a period of four years. Accumulated amortization as of September 30, 2006, and December 31, 2005, was approximately $12.2 million and $12.4 million, respectively.

As of September 30, 2006, and December 31, 2005, the Company had reserves for shrinkage, obsolescence, and scrap related to reusable surgical products of approximately $1.4 million and $1.5 million, respectively.

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

The Company adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost to be recognized in fiscal year 2006 and later periods includes the cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The cost for all share-based awards granted subsequent to December 31, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123R, utilizing the binomial (Lattice) model. Results for prior periods have not been restated. Stock-based compensation expense for the three-month and nine-month periods ended September 30, 2006 was $151,000 and $481,000, or $123,000 and $412,000 net of income tax, respectively, which contributed to a $0.02 and $0.07 reduction in basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2006, respectively.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all of its share-based compensation awards for periods prior to the adoption of SFAS 123R (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Reported net income	$4	$324
Compensation expense, net of tax	(126)	(398)

Pro forma net loss for calculation of earnings per share	$(122)	$(74)

Earnings (loss) per share:
Reported earnings per share - basic	$0.00	$0.05
Pro forma loss per share - basic	$(0.02)	$(0.01)

Reported earnings per share - diluted	$0.00	$0.05
Pro forma loss per share - diluted	$(0.02)	$(0.01)

There was $0 and $16,000 cash received from stock option exercises under all share-based payment arrangements for the three-month and nine-month periods ended September 30, 2006, respectively. There was no cash received from stock option exercises under all share-based payment arrangements for the three-month or nine-month periods ended September 30, 2005. There were no capitalized stock-based compensation costs at September 30, 2006.

There were no modifications made to outstanding stock options before the adoption of SFAS 123R.

Stock Option Plans

The 1995 Stock Option Plan

The 1995 Stock Option Plan was designed to provide employees with incentive or non-qualified options to purchase up to 700,000 shares of common stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement or termination of employment. As of September 30, 2006 and 2005, options to purchase 178,400 and 262,100 shares, respectively, were outstanding, and 0 and 192,700 options, respectively, were available to be granted under this Plan. The 1995 Stock Option Plan terminated on December 21, 2005, although that termination does not adversely affect any options outstanding under the Plan.

The 1996 Non-Employee Director Plan

As amended on May 16, 2001, the Non-Employee Plan is designed to provide for the grant of non-qualified stock options to purchase up to 200,000 shares of common stock to members of the Board of Directors who are not employees of the Company. At the completion of the Company’s initial public offering, each non-employee director was granted options to purchase 4,000 shares of common stock for each full remaining year of the director’s term. Thereafter, on the date on which a new non-employee director was first elected or appointed, he or she was automatically granted options to purchase 4,000 shares of common stock for each year of his or her initial term, and was granted options to purchase 4,000 shares of common stock for each year of any subsequent term to which he or she was elected. As of March 2006, the equity component of the director compensation plan was restructured, so that each non-employee director will receive an annual grant of options to purchase 7,500 shares of common stock as of the date of the Annual Shareholder Meeting, beginning with the 2006 Annual Meeting. All options become exercisable ratably over the director’s three-year term and have an exercise price equal to the fair market value of the common stock on the date of grant. As of September 30, 2006 and 2005, options to purchase 182,000 and 177,500 shares, respectively, were outstanding, and 0 and 22,500 options, respectively, were available to be granted under this Plan. The 1996 Non-Employee Director Plan terminated on July 14, 2006, although that termination does not adversely affect any options outstanding under the Plan.

The 1998 Stock Option Plan

As amended on May 16, 2001, the 1998 Stock Option Plan is designed to provide employees with incentive or non-qualified options to purchase up to 600,000 shares of common stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. As of September 30, 2006 and 2005, options to purchase 337,500 and 309,000 shares, respectively, were outstanding, and 243,084 and 273,584 options, respectively, were available to be granted under this Plan.

The 2004 Stock Compensation Plan

The 2004 Stock Compensation Plan is designed to further the interests of the Company and its shareholders by providing incentives in the form of stock options or restricted stock grants to key employees and non-employee directors who contribute materially to the success and profitability of the Company. The equity awards typically vest ratably over five years from the date of the grant. All outstanding grants vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination, of employment. As of September 30, 2006 and 2005, options to purchase 355,200 and 223,000 shares respectively, were outstanding, and 144,000 and 227,000 shares, respectively, were available to be granted as options or restricted stock under this Plan.

The following table summarizes option and restricted stock grant activity from January 1, 2006 through September 30, 2006:

	Shares Available for Grant	Options and Restricted Stock Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at January 1, 2006	562,084	966,600	$8.91	6.04
Options expired	—		—
Options granted	(110,000)	110,000	$4.45
Options cancelled	55,000	(140,700)	$8.27
Restricted stock awards	(120,000)	120,000

Options exercised	—	(2,800)	$5.60

Balance at September 30, 2006	387,084	1,053,100	$7.52	6.20

Options exercisable at September 30, 2006	—	504,180	$11.27	4.92

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $4.72 and $3.03, respectively. The total intrinsic value of options exercised in the nine months ended September 30, 2006 was $10,000. There were no options exercised in the nine months ended September 30, 2005. As of September 30, 2006, there was $723,000 of unrecognized compensation cost related to non-vested options that is expected to be recognized over a weighted average period of 1.75 years. The total fair value of options vested during the three months ended September 30, 2006 and 2005 was $114,000 and $206,000, respectively. The total fair value of options vested during the nine months ended September 30, 2006 and 2005 was $379,000 and $647,000, respectively.

The Company consistently used the binomial model for estimating the fair value of options granted in the three-month and nine-month periods ended September 30, 2006 and September 30, 2005. The Company used historical data to estimate the option exercise and employee departure behavior used in the binomial valuation model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The risk-free rates for periods within the contractual term of the options are based on the U.S. Treasury stripped coupon interest in effect at the end of the quarter. Because the binomial valuation model accommodates multiple input values, the risk free interest rates and expected term rates used in calculating the fair value of the options, are expressed in ranges.

Following are the weighted-average and range assumptions, where applicable, used for each respective period:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(Binomial)		(Binomial)
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.46 to 4.68%	3.91 to 4.51%	4.46 to 5.19%	3.68 to 4.51%
Weighted-average expected volatility	60.9%	64.1%	60.9%	64.1%
Expected term	1.8 to 9.0 years	2.5 to 9.6 years	1.8 to 10.0 years	2.5 to 9.6 years
Respective service period	3 to 5 years	3 to 5 years	3 to 5 years	3 to 5 years

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

The Company recorded $36,000 and $101,000, respectively, in compensation expense related to the restricted stock that vested during the three-month and nine-month periods ended September 30, 2006. As of September 30, 2006, there was $619,000 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. That cost is expected to be recognized over a period of 4.25 years.

Recently Issued Financial Accounting Standards

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” which clarifies the accounting for and disclosure of uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that FIN 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 creates a fair value hierarchy, which prioritizes the inputs that should be used in determining fair value. Under this pronouncement companies are required to provide disclosures containing relevant information in the financial statements, allowing users to assess the inputs used to measure fair value, as well as the effect of those measurements on earnings for the periods presented, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company believes that the adoption of SFAS 157 will not have a material impact on the consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

Historically, there have been two widely used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the “rollover” and “iron curtain” method. The rollover method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. We currently use the rollover method for quantifying identified financial statement misstatements.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the rollover and iron curtain methods.

SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

The Company is currently evaluating the impact that SAB 108 will have on its consolidated financial statements and will initially apply SAB 108 using the cumulative effect transition method in connection with the preparation of the Company’s annual financial statements for the year ending December 31, 2006.

NOTE C – NOTES PAYABLE TO BANK

On June 20, 2005, the Company entered into a three-year $30 million revolving credit facility with two financial institutions. The new credit facility is secured by substantially all of the Company’s assets and has an interest rate that varies between 200 and 300 basis points over LIBOR (5.32% as of September 30, 2006) depending on the quarterly results under the Company’s consolidated leverage ratio covenant. The credit facility agreement was amended in August 2006 to revise the funds flow coverage ratio and, as a result, the rate used to calculate interest on the outstanding balance and the unused fee was adjusted. The available credit under the facility is subject to limitation based upon the consolidated leverage ratio of the Company. The amended credit facility requires the Company to maintain (a) a quarterly consolidated leverage ratio of not more than 2.50 to 1.00 for fiscal quarters ending June 30, 2006 and thereafter; (b) a funds flow coverage ratio of not less than 1.75 to 1.00 for the fiscal quarters ending September 30, 2006 and December 31, 2006, 2.25 to 1.00 for the fiscal quarter ending March 31, 2007, and 2.50 to 1.00 for the fiscal quarter ending June 30, 2007 and thereafter; (c) a tangible net worth at the end of each fiscal quarter beginning June 30, 2005, of at least $45 million plus 75% of cumulative net positive income generated after March 31, 2005. In addition, the interest and the unused fee will be the high end of the ranges allowed under the facility (300 basis points over LIBOR and 0.35%, respectively) until the funds flow coverage ratio returns to not less than 2.50 to 1.00 for two consecutive quarters. The credit facility places a number of restrictions on the Company, including without limitation: the paying of dividends, incurring additional indebtedness, making loans and investments, encumbering its assets, entering into a new business, and entering into certain merger, consolidation or liquidation transactions.

As of September 30, 2006, the Company had $18.9 million total available to be borrowed under the facility, which takes into consideration the amounts already outstanding. The amount available under the revolving credit facility is limited by letters of credit principally associated with the Company’s bonds payable.

The credit facility allows the Company to repurchase its common stock through open market purchases at prevailing market prices. During the first nine months of 2006 and fiscal year 2005, the Company did not repurchase any shares of its common stock.

NOTE D – EARNINGS (LOSS) PER SHARE

The following table sets forth the Company’s computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(In thousands, except per share data) (unaudited)
Basic
Numerator:
Net income (loss)	$(239)	$4	$(1,319)	$324

Denominator:
Weighted average shares outstanding	6,339	6,263	6,338	6,263

Earnings (loss) per common share, basic	$(0.04)	$0.00	$(0.21)	$0.05

Diluted
Numerator:
Net income (loss)	$(239)	$4	$(1,319)	$324

Denominator:
Weighted average shares outstanding	6,339	6,263	6,338	6,263
Effect of dilutive securities - employee stock options	—	61	—	23

	6,339	6,324	6,338	6,286

Earnings (loss) per common share, diluted	$(0.04)	$0.00	$(0.21)	$0.05

Options to purchase 721,100 and 488,800 shares of common stock for the three-month periods ended September 30, 2006 and September 30, 2005, respectively, were not included for all or a portion of the computation of diluted earnings per common share, because the options’ exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive. Options to purchase 388,600 and 854,600 shares of common stock for the nine-month periods ended September 30, 2006 and September 30, 2005, respectively, were not included for the same reason. The dilutive effect of 332,000 and 664,500 options with an exercise price less than the average market price of the common shares were not included for the three-month and nine-month periods ended September 30, 2006, respectively, because the effect would be anti-dilutive due to the Company’s net loss for the period.

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

Our profitability is primarily determined by our revenues, the efficiency with which we deliver products and services to customers, and our ability to control our costs. We incurred operating and net losses for our three-month and nine-month periods ended September 30, 2006. Our revenues for these periods were short of expectations. The investment made this year in the direct sales force has yet to deliver expected revenue increases. Sales to customers who predominantly purchase reusable textiles declined, though we continue to see growth in other products sold with our ReadyCaseSM case cart management system (combining instruments, reusable textiles and disposable products). During both of the current year periods, we incurred increased product and production labor costs, severance, and equity-based compensation costs under SFAS 123R.

We are taking steps designed to improve our growth and profitability. Beginning earlier this year, we increased the size and training of our sales team. Although this investment has increased our selling expenses, we believe this investment is critical in our plan to break out from relatively flat sales in the past several years, and we remain committed to our aggressive growth plan.

Our principal strategic opportunity to improve our operating results is to capitalize on our strong service capabilities and considerable infrastructure by leveraging our current relationships with existing customers and adding new customers. We continue to focus on introducing our current and potential new customers to our physician-specific ReadyCaseSM case cart management system, which has been our principal source of new sales.

On November 1, 2006, we engaged A. T. Kearney, Inc., a global management-consulting firm to conduct an in-depth business assessment and develop specific plans to optimize our performance and growth. We expect this consulting engagement to generate changes in our business that will help accelerate growth and improve performance. The engagement is scheduled to be completed in the fourth quarter of this year. We expect to incur a cost of approximately $800,000 for these services, which will be recognized in the current year’s fourth quarter results of operations.

We continue to seek ways to improve the efficiency and effectiveness of our operations. In the second and third quarters of this year, we implemented cost and expense reduction measures to better align our spending with our revenues. We also have engaged experts to assist us with a Lean Transformation at our Tampa facility. This process involves a review of every element of our operations to identify cost savings opportunities and generate efficiencies. We will roll out the resulting cost-saving measures in Tampa to our other facilities. We expect this initiative to have a positive impact on our performance in the years ahead.

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

Income Taxes. Our effective tax rate is based on expected income and statutory tax rates in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and evaluating our tax positions. Our effective tax rate depends upon our forecast of results for the fiscal year. Each quarter, we evaluate our forecasted fiscal year results and adjust our tax provision to reflect the effective tax rate on a cumulative basis. This rate is applied to our quarterly operating results. Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards (“SFAS 109”), Accounting for Income Taxes. In accordance with SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in operations in the period that includes the enactment date of the rate change. The tax benefits must be reduced by a valuation allowance in certain circumstances. Realization of the deferred tax benefits is dependent on generating sufficient taxable income prior to expiration of any net operating loss carry-forwards. We periodically review deferred tax assets for recoverability, and provide valuation allowances as necessary.

Stock-Based Compensation. In accordance with the Statements of Financial Accounting Standards Statement No. 123R, Share-Based Payment, (“SFAS 123R”) and the Security and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”), we began recognizing stock-based compensation expense in our consolidated statement of operations on January 1, 2006. We have elected to use the binomial model to determine the fair value of our issued options. Option pricing models require the input of subjective assumptions, including the expected life of the option, the price volatility of the underlying stock, expected interest rates and forfeitures. If actual results differ significantly from our assumptions, stock-based compensation could increase or decrease. For further discussion of our stock-based compensation, see Note B-Summary of Significant Accounting Policies—Stock-Based Compensation to the financial statements.

Recently Issued Financial Accounting Standards

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of Financial Accounting Standards Board (“FASB”) Statement No. 109”, which clarifies the accounting for and disclosure of uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are evaluating the impact of FIN 48 on our financial statements.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 creates a fair value hierarchy, which prioritizes the inputs that should be used in determining fair value. Under this pronouncement, companies must provide disclosures containing relevant information in the financial statements, allowing users to assess inputs used to measure fair value, as well as the effect of those measurements on earnings for the periods presented, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We believe that the adoption of SFAS 157 will not have a material impact on our consolidated financial statements.

        In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the “rollover” and “iron curtain” method. The rollover method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. We currently use the rollover method for quantifying identified financial statement misstatements. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of our financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the rollover and iron curtain methods. SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We are evaluating the impact of this interpretation on our consolidated financial statements and will initially apply SAB 108 using the cumulative effect transition method in preparing our annual financial statements for this year.

Results of Operations

We operate on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited financial statements are reflected as of September 30, 2006 and September 30, 2005 for presentation purposes only. The actual end of each period was October 1, 2006 and October 2, 2005, respectively. There are 13 weeks included for each of the three-month periods ended September 30, 2006 and September 30, 2005.

The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in our statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	76.9	74.9	76.5	74.7

Gross profit	23.1	25.1	23.5	25.3
Distribution expenses	6.3	7.0	6.5	6.8
Selling and administrative expenses	17.7	16.9	18.5	16.5

Income (loss) from operations	(0.9)	1.2	(1.5)	2.0
Interest expense, net	1.5	1.2	1.3	1.2

Income (loss) before income taxes	(2.4)	0.0	(2.8)	0.8
Income tax expense (benefit)	(1.4)	0.0	(0.9)	0.3

Net income (loss)	(1.0)%	0.0%	(1.9)%	0.5%

Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005

Revenues. Revenues increased $518,000 or 2.3% to $23.1 million for the three months ended September 30, 2006, compared to $22.6 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, revenues increased $982,000 or 1.4% to $70.0 million compared to $69.1 million for the nine months ended September 30, 2005. The increase in revenues in the three-month and nine-month periods ended September 30, 2006 is primarily attributable to the growth of our ReadyCaseSM delivery system, offset partially by declining sales to customers who predominantly purchase reusable textiles.

Gross Profit. Gross profit declined $347,000 and $1.0 million for the three-month and nine-month periods ended September 30, 2006, respectively, as compared to the same periods in the prior year. As a percentage of revenues, gross profit decreased by 2.0 percentage points and 1.8 percentage points for the three-month and nine-month periods ended September 30, 2006, respectively, as compared to the same periods in the prior year, primarily due to lower average selling prices and the higher cost of components for disposable packs, production labor, reusable pack supplies, and utilities.

Distribution Expenses. Distribution expenses for the three-month and nine-month periods ended September 30, 2006 were $1.5 million (6.3% of revenues) and $4.6 million (6.5% of revenues), respectively. Distribution expenses for the three-month and nine-month periods ended September 30, 2005 were $1.6 million (7.0% of revenues) and $4.7 million (6.8% of revenues). The lower distribution expenses in the current year periods as compared with the same periods last year is due to lower compensation costs and our implementation of a surcharge that offset fuel expense.

Selling and Administrative Expenses. Selling and administrative expenses for the three months ended September 30, 2006 increased $253,000 or 6.6% from $3.8 million in the same period of the prior year to $4.1 million this year. Selling and administrative expenses for the nine months ended September 30, 2006 increased $1.5 million or 13.0% from $11.4 million in the same period of the prior year to $12.9 million. The increase in selling and administrative expenses for the three-month and nine-month periods ended September 30, 2006 is primarily attributable to increased compensation expense associated with expanding the direct sales force over the prior year and the recognition of stock-based compensation expense of $137,000 and $440,000 for the three-month and nine-month periods ended September 30, 2006, respectively, as required by new accounting rules. This increase is partially offset by reduced depreciation expense attributable to our computer system becoming fully depreciated.

Income (Loss) from Operations. The loss from operations for the three months ended September 30, 2006 was $212,000 compared to an income from operations of $269,000 in the same period in the prior year. The loss from operations for the nine months ended September 30, 2006 was $1.0 million compared to an income from operations of $1.4 million for the same period in the prior year. The loss from operations for the three-month and nine-month periods ended September 30, 2006 is attributable to lower gross profit and increased selling and administrative expenses.

Interest Expense, net. Interest expense increased $77,000 or 29.3% to $340,000 for the three months ended September 30, 2006 compared to the same period in the prior year. For the nine months ended September 30, 2006 interest expense increased $58,000 or 6.8% to $914,000 compared to the same period in the prior year. The higher interest expense for the three-month and nine-month periods ended September 30, 2006 as compared to last year is due primarily to a $20,000 fee associated with the amendment of the credit facility and to higher interest rates.

Income Tax Expense (Benefit). Our effective tax rate is based on expected income and statutory tax rates in the various jurisdictions in which we operate. Income tax expense is a function of our net income and effective tax rate. The effective tax rate for the three months ended September 30, 2006 was 56.7% compared to 37.3% for the three months ended September 30, 2005. For the nine months ended September 30, 2006 the effective tax rate was 31.9% compared to 39.9% for the nine months ended September 30, 2005. The primary reason for the higher effective tax rate in the three-month period ended September 30, 2006 as compared to the same period last year is due to adjusting the forecast for taxable income or loss for the current fiscal year. The primary reason for the lower effective tax rate in the nine-month period ended September 30, 2006 as compared to the same period last year is due to reporting a taxable loss and to the permanent tax difference created by the non-deductibility of the portion of the stock option expense associated with incentive stock options granted. Our effective tax rate depends upon our forecast of tax expense or benefit based upon the expected results for the fiscal year. Each quarter, we evaluate our forecasted fiscal year results and adjust our tax provision to reflect the effective tax rate on a cumulative basis. Our effective tax rate may increase or decrease during the remainder of 2006 depending upon actual results of operations, which adjustments could be material in the future.

Liquidity and Capital Resources

Our principal sources of capital have been cash flows from operations and borrowings under our revolving credit facility. As of September 30, 2006, we had approximately $509,000 in cash and cash equivalents, compared to approximately $653,000 as of December 31, 2005. We used all available cash to reduce the outstanding balance of the credit facility from $3.2 million at December 31, 2005 to $2.5 million at September 30, 2006. As of September 30, 2006, we had $18.9 million available under our credit facility compared to $17.8 million as of December 31, 2005. Net cash provided by operating activities for the nine months ended September 30, 2006 was $6.4 million as compared to $7.5 million for the same period last year. The decrease in cash from operations in 2006 is primarily attributable to reporting a $1.3 million net loss and to higher inventory levels, and lower fixed asset depreciation, reusable surgical products amortization and RSP shrinkage expenses, partially offset by an increase in accounts payable and improved collections of customer accounts.

Net cash used in investing activities in the nine months ended September 30, 2006 was $5.1 million, virtually unchanged from the same period last year. For the nine months ended September 30, 2006, purchases of property, plant and equipment increased $800,000, while purchases of reusable surgical products decreased $800,000. Purchases of machinery and equipment primarily accounted for the higher property, plant and equipment in 2006. We estimate that our expenditures in 2006 for property, plant and equipment will be approximately $2.0 million. We estimate that our expenditures in 2006 for reusable surgical products will be approximately $4.7 million, an amount that will fluctuate depending on the growth of our business. We expect to select and implement an Enterprise Resource Planning system in 2007, which we estimate will require a capital expenditure of $3.0 million in 2007.

Net cash used in financing activities in the nine months ended September 30, 2006 was $1.4 million compared to $2.5 million in 2005. The cash was used to pay down our revolving credit facility, mortgage and outstanding Industrial Revenue Bonds.

As noted above (see “Overview”), we expect to incur costs of approximately $800,000 in the fourth quarter of this year for the services of a management consulting firm.

We have a three-year $30 million revolving credit facility with two financial institutions, which is scheduled to mature in June 2008. The amount available under the revolving credit facility is limited by letters of credit principally associated with our bonds payable described below. As noted below, we amended the credit facility in December 2005 to provide for mortgage financing in connection with the purchase of our headquarters facility. The facility was amended in August 2006 to revise the funds flow coverage ratio and as a result, the rate used to calculate interest on the outstanding balance and the unused fee was increased to high end of the ranges allowed under the facility (300 basis points over LIBOR and 0.35%, respectively. We do not expect to satisfy the minimum funds flow coverage ratio required by the amended credit facility for the fourth quarter of 2006, largely due to anticipated expenditures for consulting services described above. However, we discussed the consulting engagement with our lenders, who indicated they will consider issuing a waiver of the funds flow coverage ratio for the fourth quarter. As of September 30, 2006, we had $18.9 million total available to be borrowed under the facility, including amounts already borrowed.

The credit facility is secured by substantially all of our assets and has an interest rate that varies between 200 and 300 basis points over LIBOR (5.32% as of September 30, 2006) depending on the quarterly results under the Company’s consolidated leverage ratio covenant, as well as an unused availability fee. The available credit under the facility is subject to limitation based upon our consolidated leverage ratio. The amended credit facility requires us to maintain (a) a quarterly consolidated leverage ratio of not more than 2.50 to 1.00 for fiscal quarters ending June 30, 2006 and thereafter; (b) a funds flow coverage ratio of not less than 1.75 to 1.00 for the fiscal quarters ending September 30, 2006 and December 31, 2006, 2.25 to 1.00 for the fiscal quarter ending March 31, 2007, and 2.50 to 1.00 for the fiscal quarter ending June 30, 2007 and thereafter; (c) a tangible net worth at the end of each fiscal quarter beginning June 30, 2005, of at least $45 million plus 75% of cumulative net positive income generated after March 31, 2005. The credit facility places a number of restrictions on us, including without limitation: the paying of dividends, incurring additional indebtedness, making loans and investments, encumbering its assets, entering into a new business, and entering into certain merger, consolidation or liquidation transactions.

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

We have outstanding public bonds that we issued to fund the construction of two of our reusable processing facilities. Interest expense on these bonds adjusts based on rates that approximate LIBOR (5.32% at September 30, 2006). Starting in 2004, we began amortizing the bonds through quarterly payments of $165,000. Balloon principal payments of $3.1 million are due on the bonds in 2014. The bonds are secured by the two reusable processing facilities and backed by letters of credit issued by a financial institution. We paid a commitment fee of approximately $21,800 (125 basis points) for the letters of credit in the first nine months of 2006. The letters of credit must be renewed each year through maturity in 2014.

Our contractual cash obligations for future minimum payments, including interest, under our notes payable to bank, bonds payable, mortgage and operating leases as of September 30, 2006, are as follows:

Contractual Obligations

Payments due by period (000’s)	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Notes payable to bank, mortgage and bonds payable	$17,715	$3,832	$2,601	$5,923	$5,359
Operating leases	8,643	2,536	3,435	1,905	767

Total contractual cash obligations	$26,358	$6,368	$6,036	$7,828	$6,126

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

Our principal exposure to market risk is change in interest rates under our various debt instruments and borrowings. The outstanding balances under our revolving credit facility were approximately $18.9 million for both periods ended September 30, 2006 and September 30, 2005. The credit facility’s interest rate varies between 200 and 300 basis points over LIBOR (5.32% as of September 30, 2006), depending on our leverage ratio (earnings coverage of debt). We are subject to changes in our interest expense on this facility based on fluctuations in interest rates. Assuming an outstanding balance of this facility of $2.5 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $6,250 per quarter.

The outstanding balance under our real estate mortgage was approximately $4.6 million as of September 30, 2006. The mortgage bears an interest rate of 250 basis points over LIBOR. Assuming an outstanding balance of this facility of $4.6 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $11,500 per quarter.

Interest on our bonds that financed two of our facilities is at a rate that approximates LIBOR. We are subject to changes in our interest expense on these bonds based on fluctuations in interest rates. Assuming an outstanding balance of these bonds of $7.9 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $19,750 per quarter.

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

We might need additional capital in the future, which might not be available. Our business is capital intensive and requires annual capital expenditures for additional surgical products. Should we need or otherwise decide to raise additional funds, we may not be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competitive pressures or unanticipated requirements or otherwise support our operations. Our results for our first nine months of 2006 caused us to not comply with a funds flow coverage financial covenant in our credit facility, and our continuing access to that facility depends on our ability to comply with or satisfactorily restructure the financial covenant. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

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

The loss of a significant customer or purchasing organization could adversely affect our operating results. During the nine months ended September 30, 2006, hospitals belonging to three group purchasing organizations (“GPOs”), Novation, LLC, HealthTrust Purchasing Group, L.P. and MedAssets, Inc. accounted for approximately 55% of our sales. No single health care provider accounts for more than 7.5% of our sales. Our business with these GPOs is pursuant to short-term agreements, which are subject to renewal from time to time through competitive processes. Although each GPO member hospital currently makes its purchasing decisions on an individual basis, the loss of a substantial portion of the GPO hospital’s business would adversely affect our revenues and results of operations.

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

We are subject to matters that arise in the ordinary course of our business, none of which we expect to be material.

Item 1A.	Risk Factors

We have not materially amended our risk factors from those stated in our Annual Report on Form 10-K filed with the SEC on March 24, 2006. See “Certain Considerations” above.

Item 4. Submissions of Matters to a Vote of Security Holders

At the annual meeting of our shareholders on September 20, 2006, the shareholders approved a proposal to elect James T. Boosales and Charles T. Orsatti as Directors of the Company to serve until the 2009 annual meeting of shareholders and Charles W. Federico to serve until the 2008 annual meeting of shareholders. The following sets forth the votes in this election:

Director	Votes For	Votes Against or Withheld
Charles W. Federico	5,210,755	44,608
James T. Boosales	4,213,489	1,041,874
Charles T. Orsatti	5,000,092	255,271

N. John Simmons, Jr., Christopher S. Carlton, James M. Emanuel and Wayne R. Peterson continue to serve as Directors of the Company.

Shareholders also approved the ratification of Grant Thornton LLP as our independent auditors. The following sets forth the votes in this election:

Issue	Votes For	Votes Against	Votes Abstained
Ratification of Grant Thornton	5,253,413	1,000	950

Item 6.	Exhibits and Reports on Form 8-K

Exhibit Number	Exhibit Description
3.1(1)	Restated Articles of Incorporation of the Company.

3.2(1)	Bylaws of the Company.

3.3(5)	First Amendment to Restated Articles of Incorporation dated as of August 31, 1998, of the Company (for Series A Preferred Stock).

3.4(21)	Amendment No. 2 to Bylaws of the Company.

3.5	Second Amendment to Second Amended and Restated Credit and Security Agreement

3.6	Consulting Agreement, dated as of November 1, 2006, between A.T. Kearney, Inc. and SRI/Surgical Express, Inc

31	Certifications by the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the CEO and CFO of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

Reports on Form 8-K

We filed a report on Form 8-K dated August 7, 2006 to furnish information related to our announcement of our operating results for our second quarter period ended June 30, 2006 (pursuant to Item 2.02 of Form 8-K).

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996.

(5)	Incorporated by reference to the Current Report on Form 8-K dated August 31, 1998, and filed by the Registrant on September 9, 1998.

(21)	Incorporated by reference to the Current Report on Form 8-K dated February 27, 2006, and filed by the Registrant on March 3, 2006.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1(1)	Restated Articles of Incorporation of the Company.

3.2(1)	Bylaws of the Company.

3.3(5)	First Amendment to Restated Articles of Incorporation dated as of August 31, 1998, of the Company (for Series A Preferred Stock).

3.4(21)	Amendment No. 2 to Bylaws of the Company.

3.5	Second Amendment to Second Amended and Restated Credit and Security Agreement

3.6	Consulting Agreement, dated as of November 1, 2006, between A.T. Kearney, Inc. and SRI/Surgical Express, Inc

31	Certifications by the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32	Amendment No. 2 to Bylaws of the Company. Certification by the CEO and CFO of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996.

(5)	Incorporated by reference to the Current Report on Form 8-K dated August 31, 1998, and filed by the Registrant on September 9, 1998.

(21)	Incorporated by reference to the Current Report on Form 8-K dated February 27, 2006, and filed by the Registrant on March 3, 2006.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRI/SURGICAL EXPRESS, INC.

Date:	November 6, 2006	By:	/s/ Christopher S. Carlton
President and Chief Executive Officer

Date:	November 6, 2006	By:	/s/ Wallace D. Ruiz
Sr. Vice President and Chief Financial Officer