Form 10-K
period 2006-12-31
SRI SURGICAL EXPRESS INC
filed 2007-03-23
CIK 1014041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-20997

SRI/SURGICAL EXPRESS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3252632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12425 Race Track Road
Tampa, Florida	33626
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(813) 891-9550

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing sale price of the common stock on June 30, 2006, as reported on the NASDAQ Global Market, was approximately $22,800,000. For purposes of this determination, the registrant excluded shares of common stock known to be held by officers, directors, and 10% shareholders, because those persons might be deemed affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The registrant had 6,459,021 shares of common stock outstanding as of February 26, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated.

Portions of the Proxy Statement for the registrant’s 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SRI/SUR GICAL EXPRESS, INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2006

PART I

Item 1.	Business

This report, other documents that we publicly disseminate, and oral statements that are made on our behalf might contain both statements of historical fact and forward-looking statements. These forward-looking statements do not guarantee future performance, and our actual results could differ materially from those indicated by the forward-looking statements. Examples of forward-looking statements include: (i) projections of our revenue, earnings, capital structure, and other financial items, (ii) statements of our plans and objectives, (iii) statements of our expected future economic performance, and (iv) assumptions underlying our statements regarding SRI/Surgical Express, Inc. and our business. Among the factors that could cause or contribute to differences are those discussed below under the section entitled “Risk Factors”. We do not undertake to update our forward-looking statements.

The Company

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

Our unique service model makes high-quality reusable textiles and basins viable, competitively priced alternatives to single-use disposable products. We offer an extensive reusable product offering, including gowns, back table and Mayo stand covers, towels, procedure and patient drapes and basin sets. We provide daily delivery, retrieval, processing, inspection, assembly and sterilization of reusable textiles from ten processing service facilities located strategically across the United States. We use technologically advanced materials in our gowns and drapes to provide unmatched comfort and exceptional barrier protection. Because our products are prepackaged to our customers’ specific case requirements, we do not include excess items that drive up costs and increase waste. Radio Frequency Identification (“RFID”) technology allows us to track product usage and test barrier properties at specified intervals. Reusable surgical products can reduce the amount of waste generated by our hospital customers. We also recognize that, at times, disposable products are necessary. Our disposable accessory packs supplement our reusable textiles to provide an alternative to all-disposable custom pack offerings. These packs are assembled in our U.S.-based disposable products facility.

We also offer expert off-site and on-site instrument processing. This innovative service provides customized, high-quality surgical instrument sets on a per-procedure fee basis. Because the sets are processed daily at our FDA-regulated facilities, a consistently high level of quality is built into every set. Our highly trained instrument-processing technicians follow a thorough inspection and cleaning process to help ensure that the instruments are in proper working order. We assure instrument availability and functionality, which offers our customers an opportunity to achieve high efficiency levels. We can also oversee management of a hospital’s on-site instrument processing services. In this setting, by using our expertise in implementing and managing FDA-regulated instrument processing facilities, we can deliver desired quality and performance levels that our customers seek.

Our integrated “closed-loop” process starts with daily delivery of reusable and disposable surgical supplies and instruments to the healthcare provider. At the same time, we pick up the reusable textiles, basins, and instruments used in surgery and return them to our processing facility. Used products arriving at our processing facility are sorted, cleaned, inspected, packaged, sterilized, and subsequently, shipped back to the healthcare providers. We believe this “closed-loop” system eliminates the need for healthcare providers to stock on-hand inventory and greatly simplifies our customers’ surgical supply chain process. This process also allows healthcare providers to reduce medical waste disposal costs and increase the quality of products used by their staff and physicians. Additionally, with our daily just-in-time delivery model, our customers’ working capital requirements are favorably affected by their ability to carry less on-hand inventory of disposable products to support their surgical procedures.

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

We maintain an internet website located at www.srisurgical.com. On our website we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished to the Securities and Exchange Commission (“SEC”). This information is made available as soon as reasonably practicable after we electronically file with or furnish it to the SEC. Our Code of Ethics and Corporate Compliance Policy is also posted on our website. Information contained on our website, whether currently posted or posted in the future, is not part of this document or any documents incorporated by reference in this document.

Market

Since our introduction in the early 1990’s of reusable surgical gowns and drapes of exceptional quality for healthcare providers’ use, we have added disposable custom packs to our product offering. In recent years, we have supplied and reprocessed high quality surgical instruments for our customers. Our ability to offer reusable surgical gowns and drapes, disposable custom packs and reusable surgical instruments enables us to supply most of the products that our customers require for surgical procedures.

According to the American Hospital Association, the Lewin Group, and SMG Marketing Group, Inc., the United States healthcare market includes approximately 5,800 acute care hospitals and 5,200 freestanding surgery centers.

The following market conditions and strategies provide continuing opportunities for us:

Continued Pressure on Providers to Contain Costs and Improve Profitability. With growth of managed care and a decrease in surgical service reimbursements, economic constraints require providers to continually increase their efficiency. To assist them in reducing their cost of operation, we offer products and services that help our customers eliminate inventory, reduce staff, capital expenditures and medical waste, and improve their overall supply chain efficiency.

Increased Outsourcing of Provider Functions That Do Not Involve Patient Care. Providers with significant staff, capital and space dedicated to in-house processing of reusable surgical products and surgical instruments are outsourcing these functions to qualified outsourcing providers. By enabling our customers to outsource non-core functions, we allow them to increasingly focus on patient care.

Concern Regarding the Transmission of Infectious Diseases. The healthcare industry must manage the risk of infectious disease. These concerns increase the need for surgical barrier fabrics that protect surgeons and surgical staff from bloodborne pathogens. Our line of ComfortSureTM gowns helps to prevent liquid and viral strike-through in critical areas during surgical procedures. Additionally, our FDA- regulated processes for decontamination and reprocessing of surgical instrumentation enables healthcare providers to better manage the risk of transmission of infectious diseases.

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

Customers

As of December 31, 2006, we served a customer base of approximately 350 hospitals and surgery centers located throughout the United States. Our strategy is to further expand upon the supply chain management needs of our current customer base, and grow our customer base by focusing on hospitals and surgery centers that are surgical procedure intensive.

We maintain short-term agreements to supply several group purchasing organizations (“GPOs”), including Novation, LLC, HealthTrust Purchasing Group, L.P., MedAssets, Inc., Broadlane, Inc. (for Tenet Healthcare Corporation), Consorta, Inc., and Shared Services Healthcare, Inc. Novation is the supply company for Voluntary Hospitals of America, Inc. and University HealthSystem Consortium. HealthTrust Purchasing is a GPO representing over 600 hospitals and surgery centers. MedAssets is the largest independent purchasing group in the United States. Tenet owns and operates 63 acute care hospitals in 12 states. Consorta is a leading healthcare resource management and GPO, with shareholders consisting of faith-based or non-profit health systems. Shared Services is a southeastern GPO. Through these relationships with Novation, HealthTrust Purchasing, MedAssets and other purchasing organizations, our products and services are potentially available to the vast majority of providers and surgery centers in our service areas. We continue to pursue additional GPO contracts that would allow us opportunities to further penetrate the healthcare market.

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

We contract with third-party vendors for cutting and sewing of gowns and drapes. In August 1998, we signed a ten-year sales and manufacturing agreement with Standard Textile Co., Inc. (“Standard Textile”), under which Standard Textile manufactures most of our reusable textile products.

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

Our instrument-processing program, called AccuSetSM, offers our customers the benefit of consistently available surgical instruments processed at an FDA-regulated facility. Our thorough cleaning and inspection process assures that surgical instruments are functional and meet rigorous quality standards. We offer general, laparoscopic, orthopedic, arthroscopic, ophthalmic, neuro, ENT (ear, nose and throat) and L&D (labor and delivery) instrument processing at our facilities. As of December 31, 2006, we serviced instrument programs at 64 hospitals.

We offer instruments as part of the AccuSetSM program pursuant to a Joint Marketing Agreement with Aesculap, Inc. (“Aesculap”), one of the oldest and largest worldwide suppliers of surgical instruments. Aesculap furnishes the majority of the surgical instruments that we deliver to our customers. Aesculap receives an agreed upon fee from each procedure based on the number and kinds of procedures performed with its instruments and the number and combination of instruments used for each procedure. We have also developed vendor relationships with many leading manufacturers of surgical instruments to procure instrumentation for which our customer expresses a preference and Aesculap does not manufacture. These vendor relationships expand the solution that we offer our customers.

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

We implemented RFID technology in our ten processing facilities. RFID technology is a method for identifying and tracking objects based on the use of a small tag that stores a unique code. We incorporated “multi-read” RFID tags into our reusable surgical gowns and drapes, which allow us to replace the use of labor-intensive bar code scanning to track product usage. This technology offers us improved inventory control and monitoring of product quality. SRI was issued United States Patent # US 7,142,118 B2 on November 28, 2006 covering this process.

Employees

As of December 31, 2006, we employed 808 people. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.

Competition

We compete primarily with sellers of disposable gowns, drapes, basins and custom packs. Our principal competitors are Allegiance Corporation (a subsidiary of Cardinal Health, Inc.), Medline Industries, Inc., DeRoyal Industries, Inc., and Kimberly Clark Corporation. We also compete with third party instrument processors and the in-house processing capabilities of hospitals and surgery centers to provide surgical instruments and reusable products.

The challenging healthcare environment in recent years has led to increasingly intense competition among suppliers and manufacturers of surgical products. As providers seek to reduce operating costs in response to pressure from governments, insurance companies, and health maintenance organizations, suppliers and manufacturers are being forced to compete on price, service, quality and delivery of innovative solutions that improve the healthcare supply chain. Because we believe competitive pressure will continue to intensify for the foreseeable future, we must position SRI Surgical to effectively compete based on our high-quality service and innovative outsourcing solutions.

Regulation

Substantially all of our products and services are subject to extensive government regulation in the United States by federal, state, and local governmental agencies, including the Food and Drug Administration (“FDA”), the Department of Transportation (“DOT”), and the Occupational Safety and Health Administration (“OSHA”).

Our reusable products are regulated as medical devices by the FDA, which regulates the development, production, distribution, and promotion of medical devices in the United States. Various states in which we do business also regulate medical devices. Pursuant to the Federal Food, Drug and Cosmetics Act (the “FDA Act”), our medical devices are subject to general controls regarding FDA inspections of our facilities, current Good Manufacturing Practices (“cGMP’s”), the Quality System Regulations (QSR), labeling, maintenance of records, and medical device reporting with the FDA. To the extent required, we have obtained FDA pre-market approval of our devices under Section 510(k) of regulations issued under the Code of Federal Regulations (CFR), which provides for FDA approval on an expedited basis for products shown to be substantially equivalent to devices already cleared by the FDA and currently legally marketable in the United States. Products must be produced in establishments registered with the FDA and manufactured in accordance with the QSR, as defined under the FDA Act. In addition, our medical devices must be initially listed with the FDA, and our labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The Medical Device Reporting regulation obligates us to provide information to the FDA on serious injuries or deaths alleged to have been associated with the use of a product or in connection with certain product failures that could have caused serious injury or death. If we fail to comply with the applicable provisions of the FDA Act, the FDA may institute proceedings to detain or seize products, impose fines, enjoin future company activities, impose product labeling restrictions, or enforce product recalls or withdrawals from the market.

We and our hospital customers also must comply with regulations of OSHA, including the blood borne pathogen standards requiring “standard (universal) precautions” be observed to minimize exposure to blood and other bodily fluids. To comply with these requirements, our employees wear appropriate personal protective equipment when handling soiled linens and materials in the facility’s decontamination area. Properly used, our products allow our hospital customers to protect their employees in compliance with the OSHA regulations. Additionally, we must comply with local regulations governing the discharge of water used in our operations. We use locally licensed contractors to dispose of any biohazardous waste generated by our customers and received by us and therefore do not need to obtain permits for biohazardous waste disposal. We must comply with DOT and OSHA regulations governing the transportation of biohazardous materials, which include containing and labeling waste as well as reporting various discharges. We comply with these regulations by confining soiled products inside marked liquid proof bags for transport within secured and appropriately labeled transfer carts. A third-party contractor provides sterilization of our disposable accessory packs. The use of ethylene oxide by the contractor in the sterilization of our disposable accessory packs is subject to regulation by FDA, OSHA, and the Environmental Protection Agency.

In addition, other federal, state and local regulatory authorities, including those enforcing laws which relate to the environment, fire hazard control, and working conditions, have jurisdiction to take actions that could have a material adverse effect on us. We make expenditures from time to time to comply with environmental regulations, but do not expect to make any material capital expenditures for environmental compliance during 2007. However, current environmental estimates could be modified as a result of changes in our plans, legal requirements or other factors.

Item 1A.	Risk Factors

The cautionary statements set forth below, as well as factors described elsewhere in this Annual Report on Form 10-K and in other SEC filings, discuss important factors that could cause actual results to differ materially from any forward-looking statements.

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

Our restructuring of our sales, service and operations might disrupt our business. Over the next several months, we expect to implement recommendations of our management consulting firm for a reorganization of our sales, service and operations. We are subject to risks that the reorganization might not be successful, and might result in business disruption and higher costs.

We might need additional capital in the future, which might not be available; potential impact of covenant default. Our business is capital intensive and requires annual capital expenditures for additional surgical products. Should we need or otherwise decide to raise additional funds, we may not be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competitive pressures or unanticipated requirements or otherwise support our operations. In addition, our results for 2006 caused us to not comply with a funds flow coverage financial covenant in our credit facility. Our continuing access to that facility depends on our ability to comply with or satisfactorily restructure this financial covenant, which is not assured. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

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

The loss of a significant customer or purchasing organization could adversely affect our operating results. During 2006, hospitals belonging to three group purchasing organizations (“GPOs”), Novation, LLC, HealthTrust Purchasing Group, L.P. and MedAssets, Inc. accounted for approximately 54% of our sales. No single healthcare provider accounts for more than 8.0% of our sales. Our business with these GPOs is pursuant to short-term agreements, which are subject to renewal from time to time through competitive processes. Although each GPO member hospital currently makes its purchasing decisions on an individual basis, the loss of a substantial portion of the GPO hospital’s business would adversely affect our revenues and results of operations.

Intense competition in the markets in which we operate could adversely affect us. Our business is highly competitive. Competitors include a number of distributors and manufacturers, as well as the in-house reprocessing operations of hospitals. Certain of our existing and potential competitors possess substantially greater resources than we. Some of our competitors, including Allegiance Corporation (a subsidiary of Cardinal Health, Inc.) and Medline Industries, Inc., serve as the sole supplier of a wide assortment of products to a significant number of hospitals. While we have a substantial array of surgical products, many of our competitors have a greater number of products for the entire hospital, which in some instances is a competitive disadvantage for us. There is no assurance that we will be able to compete effectively with existing or potential competitors. See “Business-Competition.”

The loss of key executives and employees could adversely affect us. Our success depends upon the contributions of executives and key employees. The loss of executives and certain key employees in sales, operations and marketing could have a significant adverse effect on our ability to penetrate our markets, operate efficiently, and develop and sell new products and services. In February 2007, our President and Chief Executive Officer resigned. We have engaged a search firm to assist us in locating Mr. Carlton’s successor. We also believe our success will depend in large part upon our ability to attract and retain additional highly skilled personnel.

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

Changes in federal or state regulations could materially adversely affect us. Significant aspects of our businesses are subject to federal, state and local statutes and regulations governing, among other things, medical waste-disposal and workplace health and safety. In addition, most of the products furnished or sold by us are subject to regulation as medical devices by the U.S. Food and Drug Administration (“FDA”), as well as by other federal, state and local agencies. Our facilities are subject to quality systems inspections by FDA officials. The FDA has the power to enjoin future violations, seize adulterated or misbranded devices, and require the manufacturer to remove products from the market, and publicize relevant facts. Federal, state or local governments might impose additional restrictions or adopt interpretations of existing laws that could materially adversely affect us. See “Business-Regulation.”

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We operate ten reusable processing facilities that range in size between 30,000 and 63,500 square feet in Baltimore, Chattanooga, Cincinnati, Dallas, Houston, Los Angeles, Raleigh, Salt Lake City, Stockton, and Tampa. Each facility has standardized processes and equipment, including computerized and fully automated heavy-duty washers, dryers, and sterilizers to achieve consistent decontamination and sterilization of reusable surgical products and instruments. We follow the Quality System Regulations at each facility, and regularly implement at all facilities efficiencies that have been developed and tested at another location.

We maintain service centers in Detroit, Louisville, Miami and Oklahoma City to facilitate distribution of our products to our customers.

We also operate a disposable accessory products facility in Plant City, Florida, where we assemble and package surgical products into customized disposable accessory packs. We transport these disposable accessory packs to a third-party facility for sterilization before they are sent to our processing facilities for final delivery.

We own our Chattanooga, Cincinnati, Houston, and Stockton processing facilities and our corporate headquarters facility; we lease the remaining processing facilities, service centers, and the disposable accessory products facility.

We believe that our existing facilities adequately serve our current requirements. The table below summarizes our properties and the major markets they serve as of December 31, 2006:

	Square Footage (Approx.)	Lease Expiration	Selected Markets Served
Processing Facilities:
Baltimore, Maryland	58,700	May 31, 2012 (Options to 2022)	Baltimore, Philadelphia, Richmond, New Jersey

Chattanooga, Tennessee	50,000	Owned	Atlanta, Birmingham, Nashville

Cincinnati, Ohio	50,000	Owned	Columbus, Cincinnati, Louisville, Lexington, Detroit, Cleveland

Dallas, Texas	53,000	March 31, 2008 (Options to 2010)	Dallas, Oklahoma City, Tulsa

Houston, Texas	30,000	Owned	Houston, San Antonio, Austin

Los Angeles, California	30,400	November 30, 2007 (Options to 2012)	San Diego, Los Angeles

Raleigh, North Carolina	63,500	March 31, 2012 (Options to 2022)	South Carolina, North Carolina

Salt Lake City, Utah	31,800	July 6, 2009	Utah, Idaho

Stockton, California	57,000	Owned	Sacramento, San Francisco, Oakland

Tampa, Florida	63,000	January 23, 2012 (Options to 2032)	Florida

Service Centers:

Detroit, Michigan	23,000	September 30, 2007 (Options to 2012)

Louisville, Kentucky	10,000	December 31, 2010
Miami, Florida	4,000	January 31, 2009
Oklahoma City, Oklahoma	3,600	February 28, 2009

Disposable Products :
Plant City, Florida	40,800	February 28, 2010 (Options to 2013)

Corporate Office:
Tampa, Florida	42,000	Owned

I tem 3.	Legal Proceedings

From time to time, we are involved in claims that arise in the ordinary course of our business. We do not believe these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, or cash flow.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of 2006.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock Information

Our common stock trades publicly on the NASDAQ Global Market (the “NASDAQ”) under the symbol “STRC”. On February 26, 2007, there were approximately 44 holders of record of our common stock. The table below sets forth the high and low sales prices for our common stock for fiscal years 2005 and 2006, as reported on the NASDAQ.

Common Stock Price Range

Year ended December 31, 2005	High	Low
First quarter	$5.90	$4.41
Second quarter	$5.28	$4.10
Third quarter	$7.69	$4.74
Fourth quarter	$6.75	$5.28

Year ended December 31, 2006
First quarter	$6.90	$5.61
Second quarter	$7.44	$5.01
Third quarter	$6.78	$4.10
Fourth quarter	$5.50	$3.86

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

Stock Performance Graph

The following graph shows a comparison of our cumulative total shareholder return, the Nasdaq Global Market (U.S.), and the Nasdaq Health Care Index. This graph assumes that $100 was invested on December 31, 2001 in our common stock and in the other indices and in each case, assumes reinvestment of all dividends. Note that historic stock price performance does not necessarily indicate future stock price performance.

Item 6.	Selected Financial Data

The following table contains certain selected financial data that have been derived from our audited financial statements. The data should be read in conjunction with the Financial Statements and Notes thereto incorporated into Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” incorporated into Item 7.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Statement of operations data:
Revenues	$93,831	$91,734	$91,310	$86,474	$86,564
Cost of revenues	71,534	68,554	68,412	64,712	61,112

Gross profit	22,297	23,180	22,898	21,762	25,452

Distribution expenses	6,327	6,261	6,135	5,946	5,698
Selling and administrative expenses	17,574	15,092	15,436	15,086	14,933
Impairment of goodwill	—	—	5,244	—	—

Income (loss) from operations	(1,604)	1,827	(3,917)	730	4,821
Unrealized gain (loss) on derivative instruments	—	—	—	—	101
Interest expense, net	1,206	1,197	1,015	1,090	989

Income (loss) before income taxes	(2,810)	630	(4,932)	(360)	3,933

Income tax expense (benefit)	(857)	237	66	139	1,474

Income (loss) before cumulative effect of change in accounting principle	(1,953)	393	(4,998)	(499)	2,459
Net income (loss)	(1,953)	393	(4,998)	(499)	2,459

Net income (loss) available for common shareholders	$(1,953)	$393	$(4,998)	$(499)	$2,459

Basic earnings (loss) per common share:
Income (loss) available for common shareholders before cumulative effect of change in accounting principle	$(0.31)	$0.06	$(0.80)	$(0.08)	$0.38

Earnings (loss) per common share	$(0.31)	$0.06	$(0.80)	$(0.08)	$0.38

Basic earnings (loss) per diluted share:
Income (loss) before cumulative effect of change in accounting principle	$(0.31)	$0.06	$(0.80)	$(0.08)	$0.38

Earnings (loss) per diluted share	$(0.31)	$0.06	$(0.80)	$(0.08)	$0.38

Weighted average common shares outstanding:
Basic	6,338	6,277	6,263	6,265	6,391

Diluted	6,338	6,311	6,263	6,265	6,500

Balance sheet data (at end of period):
Reusable surgical products, net	$20,954	$22,416	$23,506	$22,035	$25,642
Total assets	74,354	76,432	80,686	85,567	91,906
Notes payable to bank	2,497	3,229	4,981	7,009	15,452
Mortgages payable	4,524	4,763	—	—	—
Bonds payable	7,720	8,380	9,040	9,700	9,700
Obligation under capital lease	—	6	4,987	4,515	4,455
Total liabilities	27,636	28,349	33,372	33,255	39,061
Shareholders’ equity	46,718	48,083	47,314	52,312	52,845

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read with our financial statements and Notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains trend analysis and might contain forward-looking statements. These statements are based on current expectations and actual results might differ materially. Among the factors that could cause actual results to vary are those described in the “Overview” section below and in Item 1A. - Risk Factors.

Overview

We provide daily processing, assembly and delivery of reusable and disposable products and instruments required for surgery through our state-of-the-art, FDA-regulated service centers. Our integrated “closed-loop” process starts with daily delivery of reusable and disposable surgical supplies and instruments to the healthcare provider. At the same time, we pick up the reusable textiles, basins and instruments used in surgery and return them to our processing facility. Used products arriving at our processing facility are sorted, cleaned, inspected, packaged, sterilized, and subsequently, shipped back to the healthcare providers.

We believe our facilities are strategically situated to capitalize on future market opportunities. These facilities have significant available capacity to access more of the national market.

We derive our revenue from the sale and servicing of reusable and disposable surgical products and instruments. Reusable products include linens (gowns, towels and drapes) and basins (stainless steel cups, carafes, trays and basins). Disposable accessory packs supplement the reusable products with highly customizable components. We sell our products and services through a direct sales force strategically located throughout the United States. Our revenue growth is primarily determined by the number of customers, the number and type of surgical procedures that we service for each customer, and pricing for our various types of surgical packs and procedures. Revenues are recognized as the agreed upon products and services are delivered, generally daily. We incur most of our cost of revenues from processing the reusable surgical products and instruments at our processing facilities.

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

Our profitability is primarily determined by our revenues, the efficiency with which we deliver products and services to customers, and our ability to control our costs. We incurred operating and net losses for our fiscal year ended December 31, 2006. Our revenues for these periods were short of expectations. Our investment made this year in the direct sales force has yet to deliver expected revenue increases. Although sales to customers who predominantly purchase reusable textiles declined, we continue to see growth in other products sold with our ReadyCaseSM case cart management system (combining instruments, reusable textiles and disposable products). During 2006, we incurred increased product and production labor costs, severance, and equity-based compensation costs under SFAS 123R.

Our principal strategic opportunity to improve our operating results is to capitalize on our service capabilities and considerable infrastructure by leveraging our current relationships with existing customers and adding new customers. We continue to focus on introducing our current and potential new customers to our physician-specific ReadyCaseSM case cart management system, which has been our principal source of new sales.

In the fourth quarter of 2006, we engaged a global management consulting firm to conduct an in-depth business assessment and develop specific plans to optimize our performance and growth. As a result of this consulting engagement, we continue to believe that we compete in a large and growing market space. We have engaged this management consulting firm to assist us in implementing their recommendations for improving the effectiveness of our sales and service organizations. We expect these changes to help accelerate our growth and improve our performance, but the implementation process is subject to risks. See “Risk Factors –Our restructuring of our sales, service and operations”. We expect to complete most of our implementation process by June 30, 2007.

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

Reserves for Shrinkage and Obsolescence for Inventories. We determine our reserves for shrinkage and obsolescence of our inventories based on historical data, including the results of cycle counts performed during the year and the evaluation of the aging of reusable and disposable surgical products and instruments. Using different estimates or assumptions could produce different reserve balances. We review this reserve quarterly. If actual losses differ from our estimates, our reserve would increase or decrease accordingly, which could adversely affect our results of operations.

Amortization of Reusable Surgical Products and Instruments. Our reusable surgical products are stated at cost. We amortize linens and basins on a basis similar to the units of production method. Estimated useful lives for each product are based on the estimated total number of available uses for each product. The expected total available usage for our linen products using the three principal fabrics (accounting for approximately 82% of the reusable surgical products) is 75, 100, and 125 uses, based on several factors, including our actual historical experience with these products. We believe our RFID technology enables us to evaluate the useful lives of linen products more often. Basins are amortized over their estimated useful life, which ranges from 25 to 200 uses. We amortize owned surgical instruments on the straight-line method based on a four-year useful life. If our actual use experience with these products is shorter than these assumptions, our amortization rates for reusable products and instruments would increase, which could adversely affect our results of operations.

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

Workers’ Compensation Insurance Reserve. Our workers’ compensation insurance program is a large dollar deductible, self-funded plan. We retain a liability of $250,000 for each claim occurrence. Our policy has an annual aggregate liability limit of $1.25 million. We base our reserve on historical claims experience and reported claims. We accrue workers’ compensation insurance costs using estimates to approximate the liability for reported claims and claims incurred but not reported. We review this reserve quarterly. If actual claims differ from our estimates, the reserve would increase or decrease accordingly, which could adversely affect our results of operations.

Income Taxes. Our effective tax rate is based on expected income and statutory tax rates in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and evaluating our tax positions. Our effective tax rate depends upon our forecast of results for the fiscal year. Each quarter, we evaluate our forecasted fiscal year results and adjust our tax provision to reflect the effective tax rate on a cumulative basis. This rate is applied to our quarterly operating results. Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards Statement No. 109, Accounting for Income Taxes (“SFAS 109”). In accordance with SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in operations in the period that includes the enactment date of the rate change. The tax benefits must be reduced by a valuation allowance in certain circumstances. Realization of the deferred tax benefits is dependent on generating sufficient taxable income prior to expiration of any net operating loss carry-forwards. We periodically review deferred tax assets for recoverability, and provide valuation allowances as necessary.

Stock-Based Compensation. In accordance with the Statements of Financial Accounting Standards Statement No. 123R, Share-Based Payment, (“SFAS 123R”) and the Security and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”), we began recognizing stock-based compensation expense in our consolidated statement of operations on January 1, 2006. We have elected to use the binomial model to determine the fair value of our issued options. Option pricing models require the input of subjective assumptions, including the expected life of the option, the price volatility of the underlying stock, expected interest rates and forfeitures. If actual results differ significantly from our assumptions, stock-based compensation could increase or decrease. For further discussion of our stock-based compensation, see Note B-Summary of Significant Accounting Policies - Stock-Based Compensation and Note K-Stock Options to the financial statements.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of Financial Accounting Standards Board Statement No. 109”, which clarifies the accounting for and disclosure of uncertainty in tax positions. FIN 48 establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, FIN 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying FIN 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. FIN 48 is effective for fiscal years beginning after December 15, 2006, and will be adopted by the Company on January 1, 2007. The Company has not completed its evaluation of the impact of adopting FIN 48 and as a result, has not estimated the effect the adoption will have on its financial position and results of operations.

In May 2005, the FASB issued Statement 154 (“SFAS 154”), Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior period financial statements, unless it is impracticable to do so. The Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 effective January 1, 2006. The adoption of SFAS 154 had no effect on the Company’s financial statements. However, the adoption of SFAS 154 could have a material impact on the Company’s financial position and results of operations if the Company has an accounting change in the future.

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

In June 2006, the Emerging Issues Task Force (“EITF”) ratified Issue No. 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (i.e., Gross versus Net Presentation), which applies to financial reports for interim and annual reporting periods beginning after December 15, 2006. Under the EITF guidance, we may elect to present sales in the Statements of Operations on either a gross (that is, include tax collections within revenue) or a net (that is, excluded from revenue) basis. We do not plan to change our reporting as a result of this EITF guidance. Our practice has been to report such items on a net basis.

Results of Operations

We operate on a 52-53 week fiscal year ending the Sunday nearest December 31st. The financial statements are reflected as of December 31, 2006, 2005 and 2004 for presentation purposes only. The actual end of each period was December 31, 2006, January 1, 2006 and January 2, 2005, respectively. There are 52 weeks included for the years ended December 31, 2006 and 2005, and 53 weeks included for the year ended December 31, 2004.

The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in our statements of income:

	Years Ended December 31,
	2006	2005	2004
Revenues	100.0%	100.0%	100.0%
Cost of revenues	76.2	74.7	74.9

Gross profit	23.8	25.3	25.1

Distribution expenses	6.7	6.8	6.7
Selling and administrative expenses	18.8	16.5	16.9
Impairment of goodwill	—	—	5.8

Income (loss) from operations	(1.7)	2.0	(4.3)

Interest expense, net	1.3	1.3	1.1

Income (loss) before income taxes	(3.0)	0.7	(5.4)

Income tax expense	(0.9)	0.3	0.1

Net income (loss)	(2.1)%	0.4%	(5.5)%

Year ended December 31, 2006 compared to year ended December 31, 2005

Revenues

Revenues increased $2,097,000 or 2.3% to $93.8 million for the year ended December 31, 2006, compared to $91.7 million for the year ended December 31, 2005. The increase is primarily attributable to the growth of our ReadyCaseSM delivery system (combining instruments, reusable textiles, and disposable products), partially offset by declining sales of reusable surgical products to customers who predominantly purchase reusable textiles.

Gross Profit

Gross profit decreased $883,000 or 3.8% to $22.3 million for the year ended December 31, 2006 compared to $23.2 million for the prior year. As a percentage of revenues, gross profit decreased by 1.5 percentage points to 23.8% for the year ended December 31, 2006 compared to 25.3% for the prior year. The decrease in gross profit was primarily due to continued pricing pressures from competitors, higher material costs for disposable products due to generally higher prices and to higher production labor cost, partially offset by lower amortization of reusable products.

Distribution Expenses

Distribution expenses increased $66,000 or 1.1% to $6.3 million for the year ended December 31, 2006 as compared to the prior year primarily due to fuel and vehicle leasing costs.

Selling and Administrative Expenses

Selling and administrative expenses increased $2,482,000 or 16.4% to $17.6 million for the year ended December 31, 2006 compared to $15.1 million in the prior year. The increase in selling and administrative expenses for 2006 is primarily attributable to $1.2 million higher consultant fees, $1.1 million higher salary and commission expense, and $0.5 million higher stock based compensation expense (SFAS 123(R)), partially offset by $0.5 million lower depreciation expense. We expect to incur a charge of approximately $400,000 in the first quarter of 2007 in connection with a severance agreement between the Company and our former President and Chief Executive Officer.

Interest Expense, Net

Interest expense was virtually unchanged at $1.2 million for the year ended December 31, 2006, in spite of generally higher interest rates this year. In addition, the prior year expense included a write-off of unamortized fees associated with the former line of credit that was replaced in June 2005.

Income Tax Expense (Benefit)

Our effective tax rate is a function of our income or loss before taxes and statutory tax rates in the various jurisdictions in which we operate. Income tax expense (benefit) is a function of our net income or loss and effective tax rate. The effective tax rate for the year ended December 31, 2006 was 30.5% compared to 37.5% for the year ended December 31, 2005. The primary reason for the lower effective tax rate in the year ended December 31, 2006 as compared to the same period last year is due to reporting a taxable loss and to the permanent tax difference created by the non-deductibility of the portion of the stock option expense associated with incentive stock options granted. See Note I to our financial statements - Income Tax.

Net Income (loss) Per Common Share

We recorded a net loss per common share of $0.31 on a diluted and basic per share basis for 2006 compared with a net income per common share of $0.06 in 2005.

Year ended December 31, 2005 compared to year ended December 31, 2004

Revenues

Revenues increased $424,000 or 0.5%, to $91.7 million for the year ended December 31, 2005, compared to $91.3 million for the year ended December 31, 2004. The increase is primarily attributable to the growth of our ReadyCaseSM delivery system (combining instruments, reusable textiles, and disposable products), partially offset by declining sales of reusable surgical products to customers who predominantly purchase reusable textiles. Our revenues were also adversely affected by our having three less business days in the 2005 fiscal year than in fiscal year 2004.

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

Liquidity and Capital Resources

Our principal sources of capital have been cash flows from operations and borrowings under our revolving credit facility. As of December 31, 2006, we had approximately $283,000 in cash and cash equivalents, compared to approximately $653,000 as of December 31, 2005. In addition, as of December 31, 2006, we had $19.1 million available under our credit facility. Net cash provided by operating activities for the year ended December 31, 2006 was $7.8 million as compared to $9.7 million for last year. The decrease in net cash from operations in 2006 compared to the prior year is primarily attributable to reporting a $2.0 million net loss, partially offset by a $1.3 million increase in accounts payable. The prior year net cash from operations included a net profit of $393,000, offset by a decrease in accounts payable of $2.9 million.

Net cash used in investing activities in the year ended December 31, 2006 was $6.5 million as compared to $7.2 million in 2005. The decrease in cash used in investing activities in 2006 as compared to 2005, is attributable to reduced purchases of reusable surgical products, partially offset by an increase in investment in property, plant and equipment. We estimate that our expenditures in 2007 for reusable surgical products will be approximately $4.0 million, an amount that will fluctuate depending on the growth of our business. We estimate that our expenditures in 2007 for property, plant and equipment will be approximately $3.0 million.

Net cash used in financing activities in the year ended December 31, 2006 was $1.6 million compared to $2.3 million in 2005, primarily as a result of lower net repayments toward our revolving credit facility and lower proceeds from issuance of common stock in 2006 compared to 2005. The cash was used to pay down our revolving credit facility, mortgage and outstanding Industrial Revenue Bonds.

As noted above (see “Overview”), we are engaging a management consulting firm in the second quarter of 2007 to assist us in implementing the recommendations from their consulting engagement during the fourth quarter of 2006. We expect to incur costs of approximately $450,000 during the second quarter of 2007.

We have a three-year $30 million revolving credit facility with two financial institutions, which is scheduled to mature in June 2008, of which $2.5 million was outstanding at December 31, 2006. The amount available under the revolving credit facility is limited by letters of credit principally associated with our bonds payable described below. The facility was amended in August 2006 to revise the funds flow coverage ratio and as a result, the rate used to calculate interest on the outstanding balance and the unused fee was increased to the high end of the ranges allowed under the facility (300 basis points over LIBOR and 0.35%, respectively). We did not satisfy the minimum funds flow coverage ratio required by the amended credit facility for the fourth quarter of 2006, due to an anticipated expenditure for consulting services. Our lenders waived the minimum funds flow coverage ratio requirement for the fourth quarter. Based on our current projections, we might need to request additional waivers of the minimum funds flow coverage ratio for future quarters in 2007. There can be no assurance that our lenders will issue these additional waivers for future periods. As of December 31, 2006, we had $19.1 million total available to be borrowed under the facility, including amounts already borrowed.

The credit facility is secured by substantially all of our assets and has an interest rate that varies between 200 and 300 basis points over LIBOR (5.32% as of December 31, 2006) depending on the quarterly results under the Company’s consolidated leverage ratio covenant, as well as an unused availability fee. The available credit under the facility is subject to limitation based upon our consolidated leverage ratio. The amended credit facility requires us to maintain (a) a quarterly consolidated leverage ratio of not more than 2.50 to 1.00 for fiscal quarters ending June 30, 2006 and thereafter; (b) a funds flow coverage ratio of not less than 1.75 to 1.00 for the fiscal quarters ending December 31, 2006, 2.25 to 1.00 for the fiscal quarter ending March 31, 2007, and 2.50 to 1.00 for the fiscal quarter ending June 30, 2007 and thereafter; and (c) a tangible net worth at the end of each fiscal quarter beginning

June 30, 2005, of at least $45 million plus 75% of cumulative net positive income generated after March 31, 2005. The credit facility places a number of restrictions on us, including without limitation: the paying of dividends, incurring additional indebtedness, making loans and investments, encumbering its assets, entering into a new business, and entering into certain merger, consolidation or liquidation transactions. We are also obligated under a mortgage from our primary lenders for approximately $4.8 million, which we incurred to finance the purchase of our corporate headquarters. The mortgage has a term of five years and an amortization schedule based on 20 years, with a balloon payment of $3.6 million in 2010. The mortgage bears an interest rate of 250 basis points over LIBOR.

We previously recorded the headquarters facility as a capital lease in our financial statements. In accordance with FASB Interpretation # 26, Accounting for Purchase of a Leased Asset by the Lessee During the Term of the Lease, the difference, if any, between the purchase price and carrying amount of the lease obligation was recorded as an adjustment of the carrying amount of the asset on our balance sheet. At the closing, the carrying amount exceeded the purchase price by $608,000. The building is being depreciated over its remaining useful life of 35 years.

We have outstanding public bonds that we issued to fund the construction of two of our reusable processing facilities. Interest expense on these bonds adjusts based on rates that approximate LIBOR (5.32% at December 31, 2006). Starting in 2004, we began amortizing the bonds through quarterly payments of $165,000. Balloon principal payments of $3.1 million are due on the bonds in 2014. The bonds are secured by the two reusable processing facilities and backed by letters of credit issued by a financial institution. We paid a commitment fee of approximately $121,000 (125 basis points) for the letters of credit in 2006. The letters of credit must be renewed each year through maturity in 2014.

Our contractual cash obligations for future minimum payments, including interest, under our notes payable to bank, bonds payable, mortgage and operating leases as of December 31, 2006, are as follows:

Contractual Obligations

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Payments due by period (000’s)
Notes payable to bank, mortgage and bonds payable	$16,828	$3,793	$2,486	$5,679	$4,870
Operating leases	8,784	2,480	3,476	2,089	739

Total contractual cash obligations	$25,612	$6,273	$5,962	$7,768	$5,609

In addition, as part of our ReadyCaseSM delivery system, we offer instruments for use and reprocessing pursuant to our Joint Marketing Agreement with Aesculap. Under the terms of this agreement, Aesculap furnishes and repairs the surgical instruments that we deliver to customers and receives an agreed upon fee for each procedure. We also have a procurement agreement with Standard Textile under which we agree to purchase 90% of our reusable surgical products from them. We are not bound to purchase any minimum quantity of products under these agreements; however, we expect to make payments under the contracts to fulfill our requirements. Our payments under these agreements in 2006 were $12.5 million. Amounts paid under these agreements will vary based upon changes in customer demand, amortization rates, product prices, and other variables affecting our business.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our principal exposure to market risk is change in interest rates under our various debt instruments and borrowings. The outstanding balances under our revolving credit facility were approximately $2.5 million for the year ended December 31, 2006 and $3.2 million for the year ended December 31, 2005. The credit facility’s interest rate varies between 200 and 300 basis points over LIBOR (5.32% as of December 31, 2006), depending on our leverage ratio (earnings coverage of debt). We are subject to changes in our interest expense on this facility based on fluctuations in interest rates. Assuming an outstanding balance of this facility of $2.5 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $6,250 per quarter.

The outstanding balance under our real estate mortgage was approximately $4.5 million as of December 31, 2006. The mortgage bears an interest rate of 250 basis points over LIBOR. Assuming an outstanding balance of this facility of $4.5 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $11,250 per quarter.

Interest on our bonds that financed two of our facilities is at a rate that approximates LIBOR. We are subject to changes in our interest expense on these bonds based on fluctuations in interest rates. Assuming an outstanding balance of these bonds of $7.7 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $19,250 per quarter.

We do not have any other material market risk sensitive instruments.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

SRI/Surgical Express, Inc.

We have audited the accompanying balance sheets of SRI/Surgical Express, Inc. as of December 31, 2006 and 2005, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SRI/Surgical Express, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B to the financial statements, the Company adopted Statement 123(R), Share Based Payment, on a modified prospective basis as of January 1, 2006.

/s/ GRANT THORNTON LLP

Tampa, Florida
March 22, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

SRI/Surgical Express, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the financial statements of SRI/Surgical Express, Inc. referred to in our report dated March 22, 2007 (which report on the financial statements expressed an unqualified opinion and contains an explanatory paragraph for the change in accounting principle related to the adoption of SFAS 123R Share-based payment), which is included in Part II of this Annual Report on SEC Form 10-K for the year ended December 31, 2006. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This Schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Tampa, Florida
March 22, 2007

SRI/SURGICAL EXPRESS, INC.

BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$283	$653
Accounts receivable, net	11,390	11,354
Inventories, net	6,715	6,598
Prepaid expenses and other assets	2,641	1,671
Reusable surgical products, net	20,954	22,416
Property, plant and equipment, net	32,371	33,740

Total assets	$74,354	$76,432

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable to bank	$2,497	$3,229
Accounts payable	6,863	5,550
Employee related accrued expenses	1,562	1,296
Other accrued expenses	2,764	2,856
Mortgage payable	4,524	4,763
Bonds payable	7,720	8,380
Obligation under capital lease	—	6
Deferred tax liability, net	1,706	2,269

Total liabilities	27,636	28,349

Shareholders’ Equity
Preferred Stock - authorized 5,000,000 shares of $0.001 par value; no shares issued and outstanding at December 31, 2006 and 2005	—	—

Common Stock - authorized 30,000,000 shares of $0.001 par value; issued and outstanding 6,459,021 shares at December 31, 2006 and 6,336,221 at December 31, 2005	6	6

Additional paid-in capital	30,353	29,765
Retained earnings	16,359	18,312

Total shareholders’ equity	46,718	48,083

Total liabilities and shareholders’ equity	$74,354	$76,432

See accompanying notes to financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Revenues	$93,831	$91,734	$91,310
Cost of revenues	71,534	68,554	68,412

Gross profit	22,297	23,180	22,898
Distribution expenses	6,327	6,261	6,135
Selling and administrative expenses	17,574	15,092	15,436
Impairment of goodwill	—	—	5,244

Income (loss) from operations	(1,604)	1,827	(3,917)
Interest expense, net	1,206	1,197	1,015

Income (loss) before income taxes	(2,810)	630	(4,932)
Income tax expense (benefit)	(857)	237	66

Net income (loss) available for common shareholders	$(1,953)	$393	$(4,998)

Basic earnings (loss) per common share:	$(0.31)	$0.06	$(0.80)

Diluted earnings (loss) per common share:	$(0.31)	$0.06	$(0.80)

Weighted average common shares outstanding- basic	6,338	6,277	6,263

Weighted average common shares outstanding- diluted	6,338	6,311	6,263

See accompanying notes to financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance at December 31, 2003	6,262,524	$6	$29,389	$22,917	$52,312
Net loss	—	—	—	(4,998)	(4,998)

Balance at December 31, 2004	6,262,524	6	29,389	17,919	47,314

Exercise of stock options	73,697	—	338	—	338
Income tax benefit from exercise of stock options	—	—	38	—	38
Net income	—	—	—	393	393

Balance at December 31, 2005	6,336,221	6	29,765	18,312	48,083

Exercise of stock options	2,800	—	16	—	16

Restricted stock issued	120,000	—	—	—	—
Compensation expense on stock options	—	—	572	—	572
Net loss	—	—	—	(1,953)	(1,953)

Balance at December 31, 2006	6,459,021	$6	$30,353	$16,359	$46,718

See accompanying notes to financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(1,953)	$393	$(4,998)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,478	4,010	4,448
Impairment of goodwill	—	—	5,244
Amortization of reusable surgical products	4,555	4,419	4,742
Stock based compensation expense	572	—	—
Provision for doubtful accounts	192	—	—
Provision for slow moving inventory	155	—	—
Provision for reusable surgical products’ shrinkage	1,321	2,190	2,076
Loss on disposal of property, plant and equipment	—	76	31
Increase (decrease) in deferred income taxes	(563)	(206)	91
Change in assets and liabilities:
Decrease (increase) in accounts receivable	(228)	70	(1,008)
Decrease (increase) in inventories	(272)	975	(1,493)
Decrease (increase) in prepaid expenses and other assets	(970)	(15)	1,059
Increase (decrease) in accounts payable	1,313	(2,929)	1,558
Increase in employee related and other accrued expenses	174	743	684

Net cash provided by operating activities	7,774	9,726	12,434

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,109)	(1,661)	(1,428)
Purchases of reusable surgical products	(4,414)	(5,519)	(8,339)

Net cash used in investing activities	(6,523)	(7,180)	(9,767)

Cash flows from financing activities:
Borrowings on notes payable to bank	18,429	—	—
Repayment on notes payable to bank	(19,161)	(1,752)	(2,028)
Repayment on bonds payable	(660)	(660)	(660)
Net proceeds (repayment) from mortgage payable	(239)	4,762	—
Payments on obligation under capital lease	(6)	(4,994)	(193)
Net proceeds from issuance of common stock	16	338	—

Net cash used in financing activities	(1,621)	(2,306)	(2,881)

Increase (decrease) in cash and cash equivalents	(370)	240	(214)
Cash and cash equivalents at beginning of year	653	413	627

Cash and cash equivalents at end of year	$283	$653	$413

Supplemental cash flow information:
Cash paid for interest	$1,163	$1,166	$990

Cash paid (received) for income taxes	$480	$391	$(714)

Supplemental schedule of non-cash investing activities:
Assets acquired under capital lease	$—	$12	$665

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

The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31st. The financial statements reflect the Company’s year-end as of December 31st for presentation purposes. There were 52 weeks included for the years ended December 31, 2006 and 2005, and 53 weeks included for the year ended December 31, 2004.

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

Accounts Receivable, Net

The Company has accounts receivable from hospitals and surgery centers. The Company does not believe that there are substantial credit risks associated with those receivables and does not require any form of collateral from its customers. The allowance for doubtful accounts as of December 31, 2006 and 2005 was approximately $235,000 and $441,000, respectively. The allowance for doubtful accounts relates to accounts receivable not expected to be collected and is based on management’s assessment of specific customer balances, the overall aging of the balances, and the financial stability of the customers. The Company’s write-offs for uncollectible accounts (determined based on specific account evaluations) are insignificant to its results of operations. In 2006, a customer declared bankruptcy owing the Company approximately $239,000. The amount was reclassified from accounts receivable to notes receivable and fully reserved. The Company does not customarily charge interest on accounts receivable.

Concentration of Credit Risk

For the year ended December 31, 2006, revenues relating to hospitals belonging to three group purchasing organizations (Novation, LLC, HealthTrust Purchasing Group, L.P., and MedAssets, Inc.) collectively accounted for approximately 54% of the Company’s revenues. For the years ended December 31, 2005 and December 31, 2004, revenues relating to hospitals belonging to these group purchasing organizations collectively accounted for approximately 56% of the Company’s revenues, respectively. No single hospital or surgery center accounted for more than 8.0% of the Company’s revenues for the years ended December 31, 2006, 2005, and 2004.

Unbilled Receivable

Included in prepaid expenses and other assets are unbilled receivables related to certain instruments purchased on behalf of a vendor in the amount of $342,000.

Inventories, Net

Inventories consist of raw materials, principally consumables, supplies, and disposable surgical products; and work in progress; and finished goods consisting of company-assembled packs of various combinations of raw materials and reusable surgical products. Inventories are valued at the lower of cost or market, with cost being determined on the first-in, first-out method. As of December 31, 2006 and 2005, inventory consists of the following:

	December 31,
	2006	2005
	(in 000’s)
Raw materials	$3,830	$3,450
Work in progress	114	176
Finished goods	3,171	3,295

	7,115	6,921
Less: Inventory reserve	(400)	(323)

	6,715	$6,598

Reusable Surgical Products, Net

The Company’s reusable surgical products, consisting principally of linens (gowns, towels, and drapes), basins (stainless steel medicine cups, carafes, trays, basins) and owned surgical instruments, are stated at cost. Amortization of linens and basins is computed on a basis similar to the units of production method. Estimated useful lives for each product are based on the estimated total number of available uses for each product. The expected total available usage for our linen products using the three principal fabrics (accounting for approximately 82% of the reusable surgical products) is 75, 100, and 125 uses, based on several factors, including our actual historical experience with these products. The Company believes RFID technology will enable it to evaluate the useful lives of linen products more efficiently. Basins are amortized over their estimated useful life, which ranges from 25 to 200 uses. In 2005, owned surgical instruments were amortized straight line over a period of four years. Accumulated amortization as of December 31, 2006 and 2005 was approximately $11.9 million and $12.4 million respectively.

As of December 31, 2006 and 2005, the Company had reserves for shrinkage, obsolescence and scrap related to reusable surgical products of approximately $1,554,000 and $1,488,000, respectively.

Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost. Depreciation and amortization are computed by the straight-line method with a half-year convention over the estimated useful lives of the assets, or the term of the related leases for leasehold improvements, whichever is shorter.

Health Insurance

The Company offers employee benefit programs, including health insurance, to eligible employees. The Company retains a liability of up to $75,000 annually for each health insurance claim. Health insurance costs are accrued using estimates to approximate the liability for reported claims and claims incurred but not reported.

Workers’ Compensation Insurance

In 2005, the Company converted its workers’ compensation insurance program to a large dollar deductible, self-funded plan. The Company retains a liability of $250,000 for each claim occurrence. The policy has an annual aggregate liability limit of $1.25 million. The Company has obtained a letter of credit in the amount of $700,000 with its primary lender to secure the payment of future claims. The Company accrues workers’ compensation insurance costs using estimates to approximate the liability for reported claims and claims incurred but not reported, as determined by an independent actuary. As of December 31, 2006 the Company has an accrued liability of approximately $701,000 for claims incurred and claims incurred but not reported. The Company reviews this reserve quarterly. If actual claims differ from the Company’s estimates, the reserve would increase or decrease accordingly, which could adversely affect the Company’s results of operations.

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

Advertising

Costs associated with advertising are charged to expense as incurred. During the fiscal years ended December 31, 2006, 2005 and 2004, advertising costs of approximately $152,000, $165,000, and, $214,000 respectively, were charged to selling and administrative expenses in the Company’s statements of operations.

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

Employee Termination Costs

The Company incurred an expense of $241,000, $122,000 and $382,000 in 2006, 2005, and 2004 respectively, for expenses related to the termination of executive officers and various employees. The Company had $0 of employee termination expense accrued as of both December 31, 2006 and December 31, 2005, respectively.

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

The Company adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost to be recognized in fiscal year 2006 and later periods includes the cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The cost for all share-based awards granted subsequent to December 31, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123R, utilizing the binomial (Lattice) model. Results for prior periods have not been restated. Stock-based compensation expense for the twelve-month period ended December 31, 2006 was $572,000, or $476,000 net of income tax, which contributed to an $0.08 reduction in basic and diluted earnings per share for the twelve-month period ended December 31, 2006.

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company’s net income (loss) and earnings (loss) per share would be reduced to the pro forma amounts indicated below (in 000’s except per share data):

	Years ended December 31,
	2005	2004
Reported net income (loss)	$393	$(4,998)
Pro forma net loss for calculation of earnings per share	(519)	(581)

	$(126)	$(5,579)

Earnings (loss) per share
Reported earnings per share - basic	$0.06	$(0.80)
Pro forma loss per share - basic	$(0.02)	$(0.89)

Reported earnings (loss) per share - diluted	$0.06	$(0.80)
Pro forma loss per share - diluted	$(0.02)	$(0.89)

There was $16,000 and $338,000 cash received from stock option exercises under all share-based payment arrangements for the twelve-month periods ended December 31, 2006 and December 31, 2005, respectively. There were no capitalized stock-based compensation costs at December 31, 2006.

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

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of Financial Accounting Standards Board Statement No. 109”, which clarifies the accounting for and disclosure of uncertainty in tax positions. FIN 48 establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, FIN 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying FIN 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. FIN 48 is effective for fiscal years beginning after December 15, 2006, and will be adopted by the Company on January 1, 2007. The Company has not completed its evaluation of the impact of adopting FIN 48 and as a result, has not estimated the effect the adoption will have on its financial position and results of operations.

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

In June 2006, the Emerging Issues Task Force (“EITF”) ratified Issue No. 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (i.e., Gross versus Net Presentation), which applies to financial reports for interim and annual reporting periods beginning after December 15, 2006. Under the EITF guidance, we may elect to present sales in the Statements of Operations on either a gross (that is, include tax collections within revenue) or a net (that is, excluded from revenue) basis. We do not plan to change our reporting as a result of this EITF guidance. Our practice has been to report such items on a net basis.

Staff Accounting Bulletin No. 108

In September 2006, the SEC released Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied. SAB 108 is effective for fiscal years ending after November 15, 2006, and was adopted by the Company on December 31, 2006. The adoption of SAB 108 had no effect on the Company’s financial statements.

NOTE C – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Useful Lives In Years	December 31,
		2006	2005
		(in 000’s)
Land	—	$1,582	$1,582
Construction in process Buildings and improvements	— 20-40	918 14,939	345 14,939
Leasehold improvements	2-18	9,210	9,158
Machinery and equipment	3-12	24,261	22,955
Office furniture, equipment and computers	3-10	7,431	7,273

		58,341	56,252
Less: Accumulated depreciation and amortization		25,970	22,512

		$32,371	$33,740

For the years ended December 31, 2006, 2005 and 2004, depreciation and amortization expense was approximately $3.5 million, $4.0 million, and $4.4 million, respectively.

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

NOTE E – NOTES PAYABLE TO BANK

On June 20, 2005, the Company entered into a three-year $30 million revolving credit facility with two financial institutions. The new credit facility is secured by substantially all of the Company’s assets and has an interest rate that varies between 200 and 300 basis points over LIBOR (5.32% as of December 31, 2006) depending on the quarterly results under the Company’s consolidated leverage ratio covenant. The credit facility agreement was amended in August 2006 to revise the funds flow coverage ratio and, as a result, the rate used to calculate interest on the outstanding balance and the unused fee was adjusted. The available credit under the facility is subject to limitation based upon the consolidated leverage ratio of the Company. The amended credit facility requires the Company to maintain (a) a quarterly consolidated leverage ratio of not more than 2.50 to 1.00 for fiscal quarters ending June 30, 2006 and thereafter; (b) a funds flow coverage ratio of not less than 1.75 to 1.00 for the fiscal quarters ending September 30, 2006 and December 31, 2006, 2.25 to 1.00 for the fiscal quarter ending March 31, 2007, and 2.50 to 1.00 for the fiscal quarter ending June 30, 2007 and thereafter; (c) a tangible net worth at the end of each fiscal quarter beginning June 30, 2005, of at least $45 million plus 75% of cumulative net positive income generated after March 31, 2005. In addition, the interest and the unused fee will be the high end of the ranges allowed under the facility (300 basis points over LIBOR and 0.35%, respectively) until the funds flow coverage ratio returns to not less than 2.50 to 1.00 for two consecutive quarters. The credit facility places a number of restrictions on the Company, including without limitation: the paying of dividends, incurring additional indebtedness, making loans and investments, encumbering its assets, entering into a new business, and entering into certain merger, consolidation or liquidation transactions.

The Company did not satisfy the minimum funds flow coverage ratio required by the amended credit facility for the fourth quarter of 2006, due to an anticipated expenditure for consulting services. The Company’s lenders waived the minimum funds flow coverage ratio requirement for the fourth quarter. Based on the Company’s current projections, there might be a need to request additional waivers of the minimum funds flow coverage ratio for future quarters in 2007. There can be no assurance that the Company’s lenders will issue these additional waivers for future periods.

As of December 31, 2006, the Company had $19.1 million total available to be borrowed under the facility, which takes into consideration the amounts already outstanding. The amount available under the revolving credit facility is limited by letters of credit principally associated with the Company’s bonds payable.

The credit facility allows the Company to repurchase its common stock through open market purchases at prevailing market prices. During 2006, 2005 and 2004, the Company did not repurchase any shares of its common stock.

For the years ended December 31, 2006, 2005, and 2004, net interest expense was approximately $1.2 million, $1.2 million, and $1.0 million, respectively. Interest expense in 2006, 2005, and 2004 included approximately $0, $370,000, and $400,000, respectively, of interest related to a capital lease. Interest expense in 2006 included approximately $354,000 of interest related to a mortgage, see Note F – Mortgage Payable.

NOTE F – MORTGAGE PAYABLE

The Company purchased its corporate headquarters in Tampa, Florida on December 13, 2005 for $5.3 million and closing costs of approximately $109,000. The purchase was financed by a mortgage of $4.8 million and the balance was drawn from the Company’s credit facility. The mortgage has a term of five (5) years and an amortization schedule based on 20 years, with a balloon payment of $3.6 million at its termination in 2010. The mortgage bears an interest rate of 250 basis points over LIBOR (LIBOR at December 31, 2006 was 5.32%).

Mortgage payments as of December 31, 2006 for the next four years are as follows (in 000’s):

2007	238
2008	238
2009	238
2010	3,810

Total	$4,524

NOTE G – BONDS PAYABLE

In 1999, the Company issued public bonds to fund the construction of two of its reusable processing facilities. Interest expense adjusts based on rates that approximate LIBOR (5.32% at December 31, 2006). Starting in 2004, the Company began amortizing the bonds through quarterly payments of $165,000. A balloon principal payment of $3.1 million on the bonds is due in 2014. The bonds payable are secured by the two reusable processing facilities.

Letters of credit issued by our lenders for amounts totaling $7.7 million back these bonds. The Company paid a commitment fee of approximately $121,000 (125 basis points) for the letters of credit in 2005. The letters of credit must be renewed each year through the bonds’ maturity in 2014.

Bond payments as of December 31, 2005 for the next five years are as follows (in 000’s):

Years ending December 31
2007	660
2008	660
2009	660
2010	660
2011	660
Thereafter	4,420

Total	$7,720

NOTE H – COMMITMENTS AND CONTINGENCIES

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

Future minimum lease payments as of December 31, 2006 are as follows (in 000’s):

Years ending December 31
2007	$2,480
2008	1,979
2009	1,497
2010	1,188
2011	901
Thereafter	739

Total	$8,784

Rental expense for the years ended December 31, 2006, 2005 and 2004 totaled approximately $4.1 million, $4.1 million, and $4.2 million (including contingent rentals of approximately $277,000, $273,000, and $272,000), respectively.

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

The Company is not bound to purchase any minimum quantity of products under these agreements, however, the Company expects to make payments under them to fulfill its requirements. The Company estimates that its payments under these agreements will be between $16.0 and $18.0 million in 2007. Amounts in subsequent years will be comparable, adjusted by changes in the Company’s customer demand, amortization rates, product prices, and other variables affecting its business. During 2006, 2005, and 2004 the Company purchased products in the amounts of $2.8 million, $6.0 million, and $7.6 million, respectively, from Standard Textile. During 2006, 2005, and 2004 the Company incurred fees of $10.0 million, $8.2 million, and $7.3 million, respectively, to Aesculap for instrument usage.

Management Employment Agreements

The Company has an employment agreement with its Chief Executive Officer and Chief Financial Officer that provides for payment of twelve months and nine months base salary, respectively and a pro-rated bonus as severance, if involuntarily terminated by the Company after six months of employment. In February, 2007, the Chief Executive Officer resigned. We expect to incur a charge of approximately $400,000 in the first quarter of 2007 in connection with the agreement between the Company and the former Chief Executive Officer. The officers are prohibited from competing with the Company during the two-year period following termination of their employment.

Legal Proceedings

From time to time, we are involved in claims, that arise in the ordinary course of our business. We do not believe these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, or cash flow.

NOTE I – INCOME TAX

The provisions (benefit) for income taxes from continuing operations for the three years ended December 31 were as follows (in 000’s):

	2006	2005	2004
Current	$(294)	$443	$(25)
Deferred	(563)	(206)	91

Total	$(857)	$237	$66

The reconciliation of the federal statutory income tax rate of 34.0% to the effective income tax rate for the three years ended December 31 was as follows:

	2006	2005	2004
Federal statutory income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal	2.7	4.3	0.0
Non-deductible items	(5.3)	2.0	(33.9)
Benefit of state tax credits	(1.7)	(22.9)	6.5
Valuation allowance	(0.1)	11.2	(8.3)
Rate change	—	8.0	0.4
Other	0.9	0.9	0.0

	30.5%	37.5%	(1.3)%

Significant components of the Company’s deferred tax assets and liabilities were as follows (in 000’s):

	December 31,
	2006	2005
Deferred tax assets:
Inventory	$743	$689
Accounts receivable	90	168
Accrued expenses	596	398
State tax credits	688	1,028
State net operating loss	100	85
Goodwill	78	109
Stock options	48	—
Other	72	66

	2,415	2,543

Valuation allowance	(570)	(860)

	1,845	1,683
Deferred tax liabilities:
Property, plant & equipment	(3,446)	(3,873)
Software development costs	—	13
Other	(105)	(92)

	(3,551)	(3,952)

Net deferred income tax liability	$(1,706)	$(2,269)

At December 31, 2006, the Company has a net state tax credit carry-forward of approximately $119,000 ($689,000 less valuation allowance of $570,000). Approximately $30,000 of the state tax credit carry-forward has a 15-year carry-forward limitation, which begins to expire in 2012. The remaining state tax credit carry-forward amounts have no expiration period.

SFAS 109 requires a valuation allowance to reduce reported deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, an allowance of $570,000 has been established to reduce the deferred tax assets to the amount that will more likely than not be realized. During 2004, the Company increased the valuation allowance by $410,000 to $789,000 to reserve all new and remaining state tax credit carry-forward that it believed would not be realized. During 2005, the reserve increased $71,000 to $860,000 to reserve all new and remaining state tax credit carry-forward for the portion that would not be realized. During 2006, the reserve decreased $290,000 to $570,000 principally due to the reduction in the corresponding state tax credit. The decrease in the reserve during 2006 resulted from a change in the estimated effective state tax rate.

NOTE J – SHAREHOLDERS’ EQUITY

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

NOTE K – STOCK OPTIONS

The Company maintains four stock option plans: the 1995 Stock Option Plan, the 1996 Non-Employee Director Plan, the 1998 Stock Option Plan, and the 2004 Stock Compensation Plan.

The 1995 Stock Option Plan

The 1995 Stock Option Plan was designed to provide employees with incentive or non-qualified options to purchase up to 700,000 shares of Common Stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement or termination of employment. As of December 31, 2006 and 2005, options to purchase 152,600 and 246,100 shares, respectively, were outstanding, and no options, for both years, were available to be granted under this Plan. The 1995 Stock Option Plan terminated on December 21, 2005, although that termination does not adversely affect any options outstanding under the Plan.

The 1996 Non-Employee Director Plan

As amended on May 16, 2001, the Non-Employee Plan is designed to provide for the grant of non-qualified stock options to purchase up to 200,000 shares of Common Stock to members of the Board of Directors who are not employees of the Company. At the completion of its initial public offering, each non-employee director was granted options to purchase 4,000 shares of Common Stock for each full remaining year of the director’s term. Thereafter, on the date on which a new non-employee director is first elected or appointed, he or she is automatically granted options to purchase 4,000 shares of Common Stock for each year of his or her initial term, and will be granted options to purchase 4,000 shares of Common Stock for each year of any subsequent term to which he or she is elected. All options become exercisable ratably over the director’s term and have an exercise price equal to the fair market value of the Common Stock on the date of grant. As of December 31, 2006 and 2005, options to purchase 120,000 and 185,500 shares, respectively, were outstanding, and 0 and 14,500 options, respectively, were available to be granted under this Plan. In December 2001, 10,000 non-qualified stock options were granted to each of the Company’s three outside directors. The 1996 Non-Employee Director Plan terminated on July 14, 2006, although that termination does not adversely affect any options outstanding under the Plan.

The 1998 Stock Option Plan

As amended on May 16, 2001, the 1998 Stock Option Plan is designed to provide employees with incentive or non-qualified options to purchase up to 600,000 shares of Common Stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. As of December 31, 2006 and 2005, options to purchase 302,500 and 309,000 shares, respectively, were outstanding, and 278,084 and 273,584 options, respectively, were available to be granted under this Plan.

The 2004 Stock Compensation Plan

The 2004 Stock Compensation Plan is designed to further the interests of the Company and its shareholders by providing incentives in the form of incentive or non-qualified stock options or restricted stock grants of up to 500,000 shares to key employees and non-employee directors who contribute materially to the success and profitability of the Company. The equity awards typically vest ratably over five years from the date of the grant. All outstanding grants vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. As of December 31, 2006 and 2005, options to purchase 244,000 and 226,000 shares respectively, were outstanding, and 135,200 and 274,000 options, respectively, were available to be granted under this Plan, including the effect of restricted shares granted as discussed below.

Summary Stock Option Information

The fair value of each option grant is estimated on the date of grant using the Binomial options-pricing model. The Company’s stock-based compensation expense model uses graded vesting, with shares being earned per day under the accrual method. In addition, the Company estimates forfeitures on the date of grant. The following weighted-average assumptions were used for grants in the years ended December 31, 2006, 2005 and 2004, respectively; no dividend yield for all years; expected volatility of 62%, 62% and 73%; risk-free interest rates of approximately 4.7%, 4.3%, and 3.9%; and expected lives of 7.6, 5.4, and 6.5 years. The weighted average fair value of options granted during the years ended December 31, 2006, 2005 and 2004 were $3.01, $3.02, and $3.26, respectively.

A summary of the status of the Company’s stock option plans as of December 31, 2006, 2005 and 2004 and changes during the years ended on those dates is presented below:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2003	1,030,300	$10.07
Granted	286,700	$6.06
Exercised	—	$—
Forfeited	(274,800)	$7.28

Outstanding as of December 31, 2004	1,042,200	$9.70
Granted	274,000	$5.15
Exercised	(73,697)	$4.58
Forfeited	(275,903)	$9.36

Outstanding as of December 31, 2005	966,600	$8.91

Granted	110,000	$4.45
Exercised	(2,800)	$5.60
Forfeited	(254,700)	$9.26

Outstanding as of December 31, 2006	819,100	$8.21

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2006:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
All Outstanding Options
$4.37 – 5.85	515,800	7.7	$5.08
$5.86 – 9.50	93,800	5.2	6.55
$9.51 – 17.50	145,500	3.0	14.76
$17.51 – 25.00	52,000	2.2	18.44
$25.01 – 32.00	12,000	4.4	31.78

	819,100		$8.21

Exercisable Options
$4.37 – 5.85	174,600		$5.34
$5.86 – 9.50	70,480		6.58
$9.51 – 17.50	141,500		14.72
$17.51 – 25.00	52,000		18.44
$25.01 – 32.00	12,000		31.78

	450,580		$10.70

As of December 31, 2005 and December 31, 2004, there were 511,439 and 615,289 exercisable options outstanding at weighted average exercise prices of $11.72 and $11.42 respectively.

The following table summarizes option grant activity from January 1, 2006 through December 31, 2006:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at January 1, 2006	562,084	966,600	$8.91	6.04
Options expired	(173,500)
Options granted	(110,000)	110,000	$4.45
Options cancelled	254,700	(254,700)	$9.26
Restricted stock awards	(120,000)
Options exercised	—	(2,800)	$5.60

Balance at December 31, 2006	413,284	819,100	$7.16	5.90

Options exercisable at December 31, 2006	—	450,580	$10.70	4.70

The weighted-average grant date fair value of options granted during the twelve months ended December 31, 2006 and 2005 was $3.01 and $3.02 respectively. The total intrinsic value of options exercised in the twelve months ended December 31, 2006 and December 31, 2005 was $10,000 and $208,000, respectively. As of December 31, 2006, there was $542,000 of unrecognized compensation cost related to non-vested options that is expected to be recognized over a weighted average period of 1.1 years. The total fair value of options vested during the twelve months ended December 31, 2006 and 2005 was $572,000 and $845,000, respectively. The total fair value of options vested during the twelve months ended December 31, 2006 that were issued prior to adoption of SFAS 123R was $383,000. The aggregate intrinsic value of options fully vested at December 31, 2006 was $4.8 million. The aggregate intrinsic value of options outstanding at December 31, 2006 and expected to vest was $1.9 million.

The Company consistently used the binomial model for estimating the fair value of options granted in the twelve-month periods ended December 31, 2006 and December 31, 2005. The Company used historical data to estimate the option exercise and employee departure behavior used in the binomial valuation model. Forfeitures are estimated on the date of grant and shares vest on a graded schedule, with shares being earned per day under the accrual method. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The risk-free rates for periods within the contractual term of the options are based on the U.S. Treasury stripped coupon interest in effect at the end of the quarter. Because the binomial valuation model accommodates multiple input values, the risk free interest rates and expected term rates used in calculating the fair value of the options, are expressed in ranges.

Following are the weighted-average and range assumptions, where applicable, used for each respective period:

Twelve Months Ended
	December 31, 2006	December 31, 2005
(Binomial)
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.46 to 5.19%	3.68 to 4.51%
Weighted-average expected volatility	61.5%	61.8%
Expected term	3.1 to 8.9 years	2.5 to 9.6 years
Forfeiture rate	.29 to 17.51%	0.0 to 24.40%
Respective service period	3 to 5 years	3 to 5 years

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

The Company recorded $126,000 in compensation expense related to the restricted stock that vested during the twelve-month period ended December 31, 2006. As of December 31, 2006, there was $545,000 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. That cost is expected to be recognized over a period of 4.0 years.

NOTE L – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Years ended December 31,
	2006	2005	2004
Basic	(in 000’s except per share data)
Numerator:
Earnings (loss) available for common shareholders	$(1,953)	$393	$(4,998)

Denominator:
Weighted average shares outstanding	6,338	6,277	6,263

Earnings (loss) per common share - basic	$(0.31)	$0.06	$(0.80)

Diluted
Numerator:
Earnings (loss)	$(1,953)	$393	$(4,998)

Denominator:
Weighted average shares outstanding	6,338	6,277	6,263
Effect of dilutive securities:
Employee stock options	—	34	—

Weighted average shares outstanding - Diluted	6,338	6,311	6,263

Earnings (loss) per common share - diluted	$(0.31)	$0.06	$(0.80)

Options to purchase 359,100, 566,600 and 607,800 shares of common stock, respectively, were not included for fiscal years ended December 31, 2006, 2005 and 2004, because the options’ exercise prices were greater than the average market price of the common shares and therefore their effect is anti-dilutive. The dilutive effect of 460,000 and 434,400 options for the years ended December 31, 2006 and December 31, 2004, respectively, with an exercise price less than the average market price of the common shares were not included because the effect would be anti-dilutive due to the Company’s net loss for the year.

NOTE M – SRI 401(k) PLAN

The Company sponsors the SRI/Surgical Express, Inc. 401(k) Plan (the “Plan”), a defined contribution plan established under Section 401(k) of the U.S. Internal Revenue Code. Employees are eligible to contribute voluntarily to the Plan after six months of continued service, satisfying 1,000 hours of service, and attaining age 21. In addition to the employees’ contributions, at its discretion, the Company may contribute 50% of the first 4% of the employee’s contribution. The Plan allows for employee elective contributions up to an amount equivalent to 15% of salary. Employees are always vested in their contributed balance and vest ratably in the Company’s contribution over three years. For the years ended December, 2006, 2005, and 2004, the Company’s expense related to the Plan was approximately $220,000, $238,000, and $265,000, respectively.

NOTE N – RELATED PARTY TRANSACTIONS

The Company has a procurement agreement with Standard Textile under which the Company agrees to purchase 90% of its reusable surgical products from Standard Textile through 2008. Standard Textile is a shareholder of the Company. During 2006, 2005, and 2004, the Company purchased products in the amounts of $3.3 million, $6.0 million, and $7.6 million, respectively, from Standard Textile.

During the years ended December 31, 2006, 2005 and 2004, the Company paid approximately $18,300, $10,500, and $37,000, respectively, to a company to design and supply the components for water reclamation systems for Company facilities. A shareholder of the Company owns the business providing these services.

During the years ended December 31, 2006, 2005, and 2004, the Company paid approximately $172,000, $215,000, and $154,000, respectively, to a law firm. A member of the law firm was a shareholder of the Company when these services were rendered.

During the year ended December 31, 2006, the Company paid approximately $172,000 in consulting fees to a director and shareholder of the Company for assistance with managing the facilities operations while the Company searched for a new Operations leader.

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

NOTE O – SELECTED QUARTERLY FINANCIAL DATA

The following selected unaudited quarterly information is being disclosed in accordance with Regulation S-K (Item 302):

	Quarters Ended
	Mar. 31, 2006	Jun. 30, 2006	Sep. 30, 2006	Dec. 31, 2006
	(In thousands, except per share data)
Revenues	$23,506	$23,417	$23,111	$23,797
Gross profit	$5,882	$5,211	$5,331	$5,873
Net income (loss) available for common shareholders	$(278)	$(802)	$(239)	$(634)
Basic earnings per share	$(0.04)	$(0.13)	$(0.04)	$(0.10)
Diluted earnings per share	$(0.04)	$(0.13)	$(0.04)	$(0.10)

	Quarters Ended
	Mar. 31, 2005	Jun. 30, 2005	Sep. 30, 2005	Dec. 31, 2005
	(In thousands, except per share data)
Revenues	$23,254	$23,205	$22,593	$22,682
Gross profit	$5,919	$5,876	$5,678	$5,707
Net income (loss) available for common shareholders	$65	$255	$4	$69
Basic earnings (loss) per share	$0.01	$0.04	$0.00	$0.01
Diluted earnings (loss) per share	$0.01	$0.04	$0.00	$0.01

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

SRI/SURGICAL EXPRESS, INC.

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Balance at end of Period
Allowance for doubtful accounts:
Year ended December 31, 2004	$175,000	$212,000	$(111,000)	$276,000
Year ended December 31, 2005	$276,000	$347,000	$(182,000)	$441,000
Year ended December 31, 2006 (1)	$441,000	$192,000	$(159,000)	$474,000

Reserve for shrinkage, obsolescence, and scrap: reusable surgical products
Year ended December 31, 2004	$1,137,000	$2,058,000	$(1,326,000)	$1,869,000
Year ended December 31, 2005	$1,869,000	$2,190,000	$(2,571,000)	$1,488,000
Year ended December 31, 2006	$1,488,000	$1,321,000	$(1,255,000)	$1,554,000

Reserve for shrinkage and obsolescence: disposable products
Year ended December 31, 2004	$255,000	$175,000	$(59,000)	$371,000
Year ended December 31, 2005	$371,000	$(46,000)	$(2,000)	$323,000
Year ended December 31, 2006	$323,000	$155,000	$(78,000)	$400,000

(1)	Includes allowance for a note receivable at December 31, 2006 totaling $239,000.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

A Management Committee consisting of Jon McGuire, our Senior Vice President of Strategic Sourcing, and Wally Ruiz, our Senior Vice President and Chief Financial Officer, is managing our daily operations until we appoint a successor to replace our former President and Chief Executive Officer, who resigned on February 5, 2007.

We included certifications of Mr. McGuire and Mr. Ruiz as exhibits to this Annual Report on Form 10-K as required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002. Although an employee during the period, Mr. McGuire was not an executive officer of the Company during the reporting period. The foregoing information concerning our evaluation of disclosure controls referenced in the Section 302 certifications should be read with the Section 302 and Section 906 certifications to more completely understand them.

Item 9B.	Other Information

On March 14, 2007, our Board of Directors approved the amendment and restatement of our Bylaws to provide that, subject to certain exceptions, our shareholders must give notice to the Company not less than sixty days nor more than ninety days prior to the anniversary date of the immediately preceding annual meeting of shareholders to timely bring business before an annual meeting of shareholders. The full text of our Amended and Restated Bylaws is attached as an exhibit to this Annual Report on Form 10-K and incorporated by reference herein. This action would have otherwise been reported during the first quarter of 2007 on a Current Report on Form 8-K under the heading “Item 5.03. Amendments to Articles of Incorporation or Bylaws; Changes in Fiscal Year.”

On March 14, 2007, our Board of Directors adopted an Amended and Restated Code of Business Conduct and Ethics (the “Code”). The Code has been revised to (i) apply to all of our directors, officers and employees, (ii) provide that our Board of Directors will apply and have the authority to interpret the Code, and (iii) require that any waiver of the Code for our directors or executive officers will be made only by our Board of Directors. The foregoing summary of the amendments to the Code does not purport to be complete and is qualified in its entirety by reference to the full text of the Code filed as an exhibit to this Annual Report on Form 10-K and incorporated by reference herein. This action would have otherwise been reported during the first quarter of 2007 on a Current Report on Form 8-K under the heading “5.05. Amendments to the Registrant’s Code of Ethics, or Waiver of a Provision of the Code of Ethics.”

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K relating to any future amendments to or waivers from any provision of the Code that relate to one or more of the items set forth in Item 406(b) of Regulation S-K by describing such amendments and/or waivers on our Internet website, located at http://www.srisurgical.com, within four business days following the date of a waiver or a substantive amendment. Information on our Internet website is not, and shall not be deemed to be a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

Effective at the culmination of our Annual Meeting of Shareholders on May 24, 2007, Charles W. Federico will assume the position of Chairman of the Board of Directors.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item concerning our executive officers and directors is incorporated by reference to the information set forth under the captions “Proposal No. 1: Election of Directors,” “Executive Officer Compensation,” “Security Ownership of Directors, Officers and Principal Shareholders” and “Corporate Governance” in our Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2006.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the information set forth under the caption “Executive Officer Compensation” and “Director Compensation” in our Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth under the caption “Security Ownership of Directors, Officers and Principal Shareholders” and “Executive Officer Compensation” in our Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2006.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” and “Corporate Governance” in our Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2006.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth under the caption “Ratification of Appointment of Independent Auditors – Fees Paid to Independent Auditors” in our Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1.	The following Financial Statements of the Registrant are included in Part II, Item 8, Page 18:

2.	Financial Statement Schedules of the Registrant: See (c) below.

(b)	Exhibits: See Exhibit Index

(c)	Financial Statements Schedule: The valuation and qualifying accounts schedule is provided and all other financial statement schedules are omitted because of the absence of conditions requiring them.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1(1)	Restated Articles of Incorporation of the Company.

3.2(5)	First Amendment to Restated Articles of Incorporation dated as of August 31, 1998, of the Company (for Series A Preferred Stock).

3.3	Amended and Restated Bylaws of the Company.

4.1(7)	Trust Indenture dated as of February 1, 1999, between First Union National Bank and the Industrial Development Board of Hamilton County, Tennessee.

4.2(8)	Trust Indenture dated as of June 1, 1999, between First Union National Bank and First Security Bank, National Association.

10.1(1)	1995 Stock Option Plan, as amended, of the Company.

10.2(1)	Form of Stock Option Agreement between the Company and participants under the 1995 Stock Option Plan.

10.3(1)	Texas Industrial Net Lease dated March 19, 1992, between the Trustees of the Estate of James Campbell, Deceased, and Amsco SRI/Surgical Express, Inc., as assigned to the Company.

10.4(1)	Lease dated March 30, 1992, between Walter D’Aloisio and Amsco SRI/Surgical Express, Inc., as assigned to the Company.

10.5(1)	Standard Industrial Lease — Multi-Tenant (American Industrial Real Estate Association) dated February 24, 1992, between Borstein Enterprises and Amsco SRI/Surgical Express, Inc., as assigned to the Company.

10.6(1)	Carolina Central Industrial Center Lease dated April 22, 1992, between Industrial Development Associates and Amsco SRI/Surgical Express, Inc., as assigned to the Company.

10.7(1)	Lease Agreement dated September 2, 1993, between Price Pioneer Company, Ltd., and AmscoSRI/Surgical Express, Inc., as assigned to the Company.

10.8(1)	Service Center Lease dated December 4, 1991, between QP One Corporation and Amsco SRI/Surgical Express, Inc., as assigned to the Company.

10.9(1)	1996 Non-Employee Director Stock Option Plan of the Company.

10.10(3)	Amendments No. 2 and 3 to the 1995 Stock Option Plan of the Company.

10.11(4)	Corporate Service Agreement dated October 21, 1997, between Standard Textile Co., Inc. and the Company.

10.12(4)	1998 Stock Option Plan of the Company

10.13(6)	Procurement Agreement dated August 31, 1998, between the Company and Standard Textile Co., Inc

10.14(8)	Lease Agreement dated as of June 15, 1999, between the Company and ProLogis Limited Partnership IV.

10.15(9)	Lease Agreement dated as of June 10, 1999, between the Company and Riggs & Company, a division of Riggs Bank, N.A., as Trustee of the Multi-Employer Property Trust, a trust organized under 12 C.F.R. Section 9.18.

10.16(10)	Purchasing Agreement dated as of May 1, 2001, between the Company and HealthTrust Purchasing Group, L.P.

10.17(11)	Form of stock option agreement between the Company and outside directors.

10.18(13)	Joint Marketing Agreement dated as of March 1, 2003 between the Company and Aesculap, Inc.

10.19(16)	Employment Agreement dated as of December 1, 2004, between the Company and Christopher Carlton.

10.20(17)	2004 Stock Compensation Plan of the Company.

10.21(18)	Second Amended and Restated Credit and Security Agreement dated as of June 20, 2005, among the Company, Wachovia Bank, N.A. and LaSalle Bank, N.A.

10.22(18)	Renewal Revolving Promissory Note dated as of June 20, 2005, in favor of Wachovia Bank, N.A.

10.23(18)	Revolving Promissory Note dated as of June 20, 2005, in favor of LaSalle Bank, N.A.

10.24(18)	Employment Agreement dated as of July 1, 2005, between Wallace D. Ruiz and the Company.

10.25(19)	Purchase and Sale Agreement, dated December 13, 2005, between the Company and Coastal Hillsborough Partners, L.P.

10.26(19)	Amendment to Second Amended and Restated Credit Agreement, dated December 13, 2005, by and among the Company, LaSalle Bank, N.A. and Wachovia Bank, N.A.

10.27(19)	Promissory Note, dated December 13, 2005, issued to Wachovia Bank, N.A.

10.28(19)	Promissory Note, dated December 13, 2005, issued to LaSalle Bank, N.A.

10.29(19)	Mortgage, Security Agreement and Assignment of Leases, Rents and Profits, dated December 13, 2005, between the Company and Wachovia Bank, N.A., as collateral agent.

10.30(19)	Mutual Release Agreement, dated December 13, 2005, between the Company and Coastal Hillsborough Partners, L.P.

10.31(19)	Termination of Lease Agreement, dated December 13, 2005, between the Company and Coastal Hillsborough Partners, L.P.

10.32(20)	Notice of Restricted Stock Grant and Stock Restriction Agreement.

10.33(21)	Amendment No. 1 to 1998 Stock Option Plan of the Company (as Amended and Restated as of June 17, 2005).

10.34(21)	Amendment No. 1 to 2004 Stock Compensation Plan of the Company.

10.35(21)	Letter Agreement dated as of March 22, 2006, between Wayne R. Peterson and the Company.

10.36(21)	Amendment to Second Amended and Restated Credit Agreement dated May 8, 2006, by and among the Company, LaSalle Bank, N.A. and Wachovia Bank, N.A.

10.37(22)	Second Amendment to Second Amended and Restated Credit and Security Agreement dated August 31, 2006, among the Company, Wachovia Bank, N.A., and LaSalle Bank, N.A.

10.38(22)	Consulting Agreement dated as of November 1, 2006, between A.T. Kearney, Inc. and SRI/Surgical Express, Inc.

10.39(23)	Retention Agreement dated as of February 2, 2005, between D. Jon McGuire and the Company.

10.40(23)	Separation Agreement dated as of February 5, 2007, between Christopher S. Carlton and the Company.

23.1	Consent of Grant Thornton LLP.

31	Certifications by the Sr. Vice President (SVP) of Strategic Sourcing and Sr. Vice President (SVP) and Chief Financial Officer (CFO) of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the SVP of Strategic Sourcing and SVP and CFO of the Company under Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission.)

99.1	Amended and Restated Code of Business Conduct and Ethics of the Registrant.

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996.
(2)	Incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Registrant on July 18, 1996.
(3)	Incorporated by reference to the Annual Report on Form 10-K for the 1996 year filed by the Registrant on March 24, 1997.
(4)	Incorporated by reference to the Annual Report on Form 10-K for the 1997 year filed by the Registrant on March 30, 1998.
(5)	Incorporated by reference to the Current Report on Form 8-K dated August 31, 1998, and filed by the Registrant on September 9, 1998.
(6)	Incorporated by reference to the Quarterly Report on Form 10-Q for the third quarter of 1998 filed by the Registrant on November 13, 1998.
(7)	Incorporated by reference to the Quarterly Report on Form 10-Q for the 1998 third quarter filed by the Registrant on March 23, 1999.
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q for the 1999 third quarter filed by the Registrant on November 12, 1999.
(9)	Incorporated by reference to the Annual Report on Form 10-K for the 1999 year filed by the Registrant on March 30, 2000.

(10)	Incorporated by reference to the Quarterly Report on Form 10-Q for the 2001 second quarter filed by the Registrant on July 26, 2001.
(11)	Incorporated by reference to the Annual Report on Form 10-K for the 2001 year filed by the Registrant on April 1, 2002.
(12)	Incorporated by reference to the Annual Report on Form 10-K for the 2002 year filed by the Registrant on March 31, 2003.
(13)	Incorporated by reference to the Quarterly Report on Form 10-Q for the 2003 first quarter filed by the Registrant on May 14, 2003.
(14)	Incorporated by reference to the Annual Report on Form 10-K for the 2003 year filed by the Registrant on March 26, 2004.
(15)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on January 19, 2005.
(16)	Incorporated by reference to the Annual Report on Form 10-K for the 2004 year filed by the Registrant on March 28, 2005
(17)	Incorporated by reference to the Registration Statement on Form S-8 filed by the Registrant on March 28, 2005.
(18)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on June 24, 2005.
(19)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on December 19, 2005.
(20)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on February 3, 2006.
(21)	Incorporated by reference to the Quarterly Report on Form 10-Q for the 2006 first quarter filed by the Registrant on May 9, 2006.
(22)	Incorporated by reference to the Quarterly Report on Form 10-Q for the 2006 third quarter filed by the Registrant on November 6, 2006.
(23)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on February 5, 2007.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

SRI/SURGICAL EXPRESS, INC.

BY:	/s/ D. Jon McGuire	BY:	/s/ Wallace D. Ruiz
	D. Jon McGuire, Sr. Vice President of Strategic Sourcing		Wallace D. Ruiz, Sr. Vice President & Chief Financial Officer

Dated: March 23, 2007

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date
/s/ N. John Simmons, Jr.	Chairman and Director	March 23, 2007
N. John Simmons, Jr.

/s/ D. Jon McGuire	Sr. Vice President of Strategic Sourcing	March 23, 2007
D. Jon McGuire

/s/ Wallace D. Ruiz	Sr. Vice President & Chief Financial Officer	March 23, 2007
Wallace D. Ruiz

/s/ James T. Boosales	Director	March 23, 2007
James T. Boosales

/s/ James M. Emanuel	Director	March 23, 2007
James M. Emanuel

/s/ Charles W. Federico	Director	March 23, 2007
Charles W. Federico

/s/ Charles T. Orsatti	Director	March 23, 2007
Charles T. Orsatti

/s/ Wayne R. Peterson	Director	March 23, 2007
Wayne R. Peterson