Form 10-Q
period 2007-03-31
SRI SURGICAL EXPRESS INC
filed 2007-05-07
CIK 1014041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Number of outstanding shares of each class of registrant’s common stock as of April 30, 2007:

Common Stock, par value $.001 – 6,461,021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SRI/SURGICAL EXPRESS, INC.

BALANCE SHEETS

(In thousands)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Cash and cash equivalents	$207	$283
Accounts receivable, net	14,736	11,390
Inventories, net	7,656	6,715
Prepaid expenses and other assets, net	3,050	2,641
Reusable surgical products, net	20,896	20,954
Property, plant and equipment, net	32,145	32,371

Total assets	$78,690	$74,354

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Note payable to bank	$5,519	$2,497
Accounts payable	8,728	6,863
Employee related accrued expenses	1,537	1,562
Other accrued expenses	3,204	2,764
Mortgage payable	4,465	4,524
Bonds payable	7,555	7,720
Deferred tax liability, net	1,409	1,706

Total liabilities	32,417	27,636

Shareholders’ equity:
Preferred stock-authorized 5,000,000 shares of $0.001 par value; no shares issued and outstanding at March 31, 2007 and December 31, 2006.	—	—
Common stock-authorized 30,000,000 shares of $0.001 par value; issued and outstanding 6,421,021 at March 31, 2007 and 6,459,021 at December 31, 2006.	6	6

Additional paid-in capital	30,497	30,353
Retained earnings	15,770	16,359

Total shareholders’ equity	46,273	46,718

Total liabilities and shareholders’ equity	$78,690	$74,354

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues	$23,377	$23,506
Cost of revenues	18,008	17,624

Gross profit	5,369	5,882
Distribution expenses	1,571	1,577
Selling and administrative expenses	4,351	4,535

Loss from operations	(553)	(230)
Interest expense, net	333	282

Loss before income taxes	(886)	(512)
Income tax benefit	(297)	(234)

Net loss	$(589)	$(278)

Loss per share:
Basic	$(0.09)	$(0.04)

Diluted	$(0.09)	$(0.04)

Weighted average common shares outstanding:
Basic	6,357	6,336

Diluted	6,357	6,336

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net loss	$(589)	$(278)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	848	887
Amortization of reusable surgical products	1,443	1,365
Stock based compensation expense	144	175
Provision for doubtful accounts	102	—
Provision for slow moving inventory	69	—
Provision for reusable surgical products shrinkage	90	293
Deferred income taxes	(297)	432
Change in operating assets and liabilities:
Increase in accounts receivable	(3,448)	(834)
Increase in inventories	(1,010)	(15)
Increase in prepaid expenses and other assets, net	(409)	(712)
Increase in accounts payable	1,865	960
Increase (decrease) in employee related and other accrued expenses	415	(501)

Net cash (used in) provided by operating activities	(777)	1,772

Cash flows from investing activities:
Purchases of property, plant and equipment	(622)	(195)
Purchases of reusable surgical products	(1,475)	(1,240)

Net cash used in investing activities	(2,097)	(1,435)

Cash flows from financing activities:
Borrowings on note payable to bank	9,039	—
Repayment on note payable to bank	(6,017)	(364)
Repayment on mortgage payable	(59)	(60)
Repayment of bonds payable	(165)	(165)
Payments on obligation under capital lease	—	(2)

Net cash provided by (used in) financing activities	2,798	(591)

Decrease in cash and cash equivalents	(76)	(254)
Cash and cash equivalents at beginning of period	283	653

Cash and cash equivalents at end of period	$207	$399

Supplemental cash flow information:
Cash paid for interest	$346	$253

Cash paid for income taxes	$23	$43

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements of SRI/Surgical Express, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they omit or condense footnotes and certain other information normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments of a normal recurring nature that are necessary to present fairly the financial information for the interim periods reported have been made. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2006, filed with the SEC. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2007.

The Company presents an unclassified balance sheet as a result of the extended amortization period (predominantly three to six years) of its reusable surgical products. The Company provides reusable surgical products to its customers on a per use basis similar to a rental arrangement.

The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited financial statements are reflected as of March 31, 2007 and 2006 for presentation purposes only. The actual end of each period was April 1, 2007 and April 2, 2006, respectively. There are 13 weeks included for each of the three-month periods ended March 31, 2007 and March 31, 2006.

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

Accounts Receivable, net

The Company has accounts receivable from hospitals and surgery centers. The Company does not believe that there are substantial credit risks associated with those receivables and does not require any form of collateral from its customers. The allowance for doubtful accounts as of March 31,2007, and December 31, 2006, was approximately $337,000 and $235,000, respectively. The allowance for doubtful accounts relates to accounts receivable not expected to be collected and is based on management’s assessment of specific customer balances, the overall aging of the balances, and the financial stability of the customers. The Company’s write-offs for uncollectable accounts (determined based on specific account evaluations) are insignificant to its results of operations. In 2006, a customer declared bankruptcy owing the Company approximately $239,000. The amount was reclassified from accounts receivable to notes receivable and fully reserved. The Company does not customarily charge interest on accounts receivable.

Inventories, net

Inventories consist of raw materials, principally consumables, supplies, and disposable surgical products; work in progress; and finished goods consisting of company-assembled packs of various combinations of raw materials and reusable surgical products. Inventories are valued at the lower of cost or market, with cost being determined on the first-in, first-out method. As of March 31, 2007 and December 31, 2006, inventory consists of the following:

	March 31, 2007	December 31, 2006
	(in 000’s)
Raw materials	$4,263	$3,830
Work in progress	294	114
Finished goods	3,568	3,171

	8,125	7,115
Less: Inventory reserve	(469)	(400)

	$7,656	$6,715

Reusable Surgical Products, net

The Company’s reusable surgical products, consisting principally of linens (gowns, towels, drapes), basins (stainless steel medicine cups, carafes, trays, basins), and owned surgical instruments, are stated at cost. Amortization of linens and basins is computed on a basis similar to the units of production method. Estimated useful lives for each product are based on the estimated total number of available uses for each product. The expected total available usage for its linen products using the three principal fabrics (accounting for approximately 82% of the reusable surgical products) is 75, 100, and 125 uses, based on several factors, including the Company’s actual historical experience with these products. The Company believes Radio Frequency Identification (“RFID”) technology enables it to evaluate the useful lives of linen products more efficiently. Basins are amortized over their estimated useful life, which ranges from 25 to 200 uses. Owned surgical instruments are amortized straight-line over a period of four years. Accumulated amortization as of March 31, 2007, and December 31, 2006, was approximately $12.3 million and $11.9 million, respectively.

As of March 31, 2007, and December 31, 2006, the Company had reserves for shrinkage, obsolescence, and scrap related to reusable surgical products of approximately $1.5 million and $1.6 million, respectively.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payment, (“SFAS 123R”) for its share-based compensation plans. Under SFAS 123R, all share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The cost for all share-based awards granted subsequent to December 31, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123R, utilizing the binomial (Lattice) model. Stock-based compensation expense for the three-month period ended March 31, 2007 was $144,000, or approximately $96,000 net of income tax, which contributed to a $0.02 reduction in basic and diluted earnings per share for the three-month period ended March 31, 2007.

The Company did not receive any proceeds from stock option exercises under all share-based payment arrangements for the three-month period ended March 31, 2007 and 2006. There were no capitalized stock-based compensation costs at March 31, 2007 or 2006.

There were no modifications made to outstanding stock options before the adoption of SFAS 123R.

Stock Option Plans

The 1995 Stock Option Plan

The 1995 Stock Option Plan was designed to provide employees with incentive or non-qualified options to purchase up to 700,000 shares of common stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement or termination of employment. As of March 31, 2007 and 2006, options to purchase 152,600 and 241,000 shares, respectively, were outstanding. The 1995 Stock Option Plan terminated on December 21, 2005, although that termination does not adversely affect any options outstanding under the Plan.

The 1996 Non-Employee Director Plan

As amended on May 16, 2001, the Non-Employee Director Plan is designed to provide for the grant of non-qualified stock options to purchase up to 200,000 shares of common stock to members of the Board of Directors who are not employees of the Company. At the completion of the Company’s initial public offering, each non-employee director was granted options to purchase 4,000 shares of common stock for each full remaining year of the director’s term. Thereafter, on the date on which a new non-employee director was first elected or appointed, he or she was automatically granted options to purchase 4,000 shares of common stock for each year of his or her initial term, and was granted options to purchase 4,000 shares of common stock for each year of any subsequent term to which he or she was elected. As of March 2006, the equity component of the director compensation plan was restructured, so that each non-employee director will receive an annual grant of options to purchase 7,500 shares of common stock as of the date of the Annual Shareholder Meeting, beginning with the 2006 Annual Meeting. All options become exercisable ratably over the director’s three-year term and have an exercise price equal to the fair market value of the common stock on the date of grant. As of March 31, 2007 and 2006, options to purchase 120,000 and 185,500 shares, respectively, were outstanding, and 0 and 14,500 options, respectively, were available to be granted under this Plan. The 1996 Non-Employee Director Plan terminated on July 14, 2006, although that termination does not adversely affect any options outstanding under the Plan.

The 1998 Stock Option Plan

As amended on May 16, 2001, the 1998 Stock Option Plan is designed to provide employees with incentive or non-qualified options to purchase up to 600,000 shares of common stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. As of March 31, 2007 and 2006, options to purchase 415,500 and 306,500 shares, respectively, were outstanding, and 165,084 and 276,084 options, respectively, were available to be granted under this Plan.

The 2004 Stock Compensation Plan

The 2004 Stock Compensation Plan is designed to further the interests of the Company and its shareholders by providing incentives in the form of incentive or non-qualified stock options or restricted stock grants to key employees and non-employee directors who contribute materially to the success and profitability of the Company. The equity awards typically vest ratably over five years from the date of the grant. All outstanding grants vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. As of March 31, 2007 and 2006, options to purchase 242,000 and 339,000 shares respectively, were outstanding, and 175,200 and 161,000 shares, respectively, were available to be granted as options or restricted stock under this Plan.

The following table summarizes option and restricted stock grant activity from January 1, 2007 through March 31, 2007:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at December 31, 2006	413,284	819,100	$7.16	5.90
Options expired	27,000	(27,000)	$6.17
Options granted	(198,000)	198,000	$4.73
Options and restricted stock cancelled	98,000	(60,000)	$5.31
Restricted stock awards	—	—
Options exercised	—	—	$—

Balance at March 31, 2007	340,284	930,100	$7.71	6.52

Options exercisable at March 31, 2007	—	459,820	$10.63	3.93

The weighted-average grant date fair value of options granted during the three months ended March 31, 2007 and 2006 was $2.92 and $5.94, respectively. There were no options exercised in the three months ended March 31, 2007 or 2006. As of March 31, 2007, there was $962,000 of unrecognized compensation cost related to non-vested options that is expected to be recognized over a weighted average period of 1.4 years. The total fair value of options vested during the three months ended March 31, 2007 and 2006 was $120,000 and $146,000, respectively.

The Company consistently used the binomial model for estimating the fair value of options granted in the three-month periods ended March 31, 2007 and 2006. The Company used historical data to estimate the option exercise and employee departure behavior used in the binomial valuation model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The risk-free rates for periods within the contractual term of the options are based on the U.S. Treasury stripped coupon interest in effect at the end of the quarter. Because the binomial valuation model accommodates multiple input values, the risk free interest rates and expected term rates used in calculating the fair value of the options, are expressed in ranges.

Following are the weighted-average and range assumptions, where applicable, used for each respective period:

	Three Months Ended
	March 31, 2007	March 31, 2006
	(Binomial)
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.12 to 4.82%	4.70 to 4.99%
Weighted-average expected volatility	60.7%	61.1%
Expected term	3.6 to 9.2 years	4.1 to 10.0 years
Respective service period	3 - 5 years	5 years

Restricted Stock Awards

In 2006, the Company granted unvested common stock awards (“restricted stock”) to certain key employees pursuant to the 2004 Stock Compensation Plan. The shares will vest ratably over five years.

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

The Company recorded $25,000 and $29,000 in compensation expense related to the restricted stock that vested during the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007 and 2006, there was $347,000 and $691,000, respectively of total unrecognized compensation cost related to restricted stock awards granted under the Plan. That cost is expected to be recognized over a period of 3.75 years.

Uncertain Tax Positions

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” which clarifies the accounting for and disclosure of uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company completed an assessment of FIN 48 and determined that the impact is immaterial on its financial statements.

Recently Issued Financial Accounting Standards

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 creates a fair value hierarchy, which prioritizes the inputs to be used in determining fair value. Companies are required to disclose relevant fair value information in their financial statements that allows users to assess inputs used to measure fair value, and the effect of those measurements on earnings for the periods presented. Companies are also required to separately reconcile the beginning and ending balances for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company believes that the adoption of SFAS 157 will not have a material impact on its consolidated financial statements.

In April 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value where entities will report unrealized gains and losses in earnings at each subsequent reporting date. The standard allows entities to elect fair value application on an instrument-by-instrument basis with certain exceptions. The fair value option election is irrevocable in most cases. The new standard establishes presentation and disclosure requirements and assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company believes that the adoption of SFAS 159 will not have a material impact on its financial statements.

NOTE C – NOTE PAYABLE TO BANK

On June 20, 2005, the Company entered into a three-year $30 million revolving credit facility with two financial institutions. The credit facility is secured by substantially all of the Company’s assets and has an interest rate that varies between 200 and 300 basis points over LIBOR (5.32% as of March 31, 2007) depending on the quarterly results under the Company’s consolidated leverage ratio covenant. The credit facility agreement was amended in August 2006 to revise the funds flow coverage ratio and, as a result, the rate used to calculate interest on the outstanding balance and the unused fee was adjusted. The available credit under the facility is subject to limitation based upon the consolidated leverage ratio of the Company. The amended credit facility requires the Company to maintain (a) a quarterly consolidated leverage ratio of not more than 2.50 to 1.00 for fiscal quarters ending June 30, 2006 and thereafter; (b) a funds flow coverage ratio of not less than 1.75 to 1.00 for the fiscal quarters ending September 30, 2006 and December 31, 2006, 2.25 to 1.00 for the fiscal quarter ending March 31, 2007, and 2.50 to 1.00 for the fiscal quarters ending June 30, 2007 and thereafter; (c) a tangible net worth at the end of each fiscal quarter beginning June 30, 2005, of at least $45 million plus 75% of cumulative net positive income generated after March 31, 2005. In addition, the interest and the unused fee will be the high end of the ranges allowed under the facility (300 basis points over LIBOR and 0.35%, respectively) until the funds flow coverage ratio returns to not less than 2.50 to 1.00 for two consecutive quarters. The credit facility places a number of restrictions on the Company, including without limitation: the paying of dividends, incurring additional indebtedness, making loans and investments, encumbering its assets, entering into a new business, and entering into certain merger, consolidation or liquidation transactions.

The Company did not satisfy the minimum funds flow coverage ratio required by the amended credit facility for the first quarter of 2007, primarily due to the losses incurred over the past year. The Company’s lenders waived the minimum funds flow coverage ratio requirement for the first quarter. Based on the Company’s current projections, there may be a need to request additional waivers of the minimum funds flow coverage ratio for future quarters in 2007. There can be no assurance that the Company’s lenders will issue these additional waivers for future periods.

As of March 31, 2007, the Company had $16.2 million total available to be borrowed under the facility, which takes into consideration the amounts already outstanding. The amount available under the revolving credit facility is limited by letters of credit principally associated with the Company’s bonds payable.

The credit facility allows the Company to repurchase its common stock through open market purchases at prevailing market prices. During the first three months of 2007 and fiscal year 2006, the Company did not repurchase any shares of its common stock.

NOTE D – LOSS PER SHARE

The following table sets forth the Company’s computation of basic and diluted loss per share:

	Three Months Ended
	March 31, 2007	March 31, 2006
	(In thousands, except per share data) (unaudited)
Basic
Numerator:
Net loss	$(589)	$(278)

Denominator:
Weighted average shares outstanding	6,357	6,336

Loss per common share, basic	$(0.09)	$(0.04)

Diluted
Numerator:
Net loss	$(589)	$(278)

Denominator:
Weighted average shares outstanding	6,357	6,336
Effect of dilutive securities - employee stock options	—	—

	6,357	6,336

Loss per common share, diluted	$(0.09)	$(0.04)

Options to purchase 406,100 and 483,000 shares of common stock for the three-month periods ended March 31, 2007 and March 31, 2006, respectively, were not included for all or a portion of the computation of diluted earnings per common share, because the options’ exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive. The dilutive effect of 524,000 options with an exercise price less than the average market price of the common shares was not included for the three-month period ended March 31, 2007, because the effect would be anti-dilutive due to the Company’s net loss for the period.

NOTE E – LEASE AGREEMENT

Effective March 1, 2007, the Company entered into an agreement to lease a portion of its corporate headquarters under the terms of a non-cancelable operating lease. The lease calls for an initial term of five (5) years with a tenant option to renew for one extension period of five years. The lease agreement provides for escalating rental payments over its term. Under the agreement, the tenant pays an allocated share of the increase over the base year of certain costs, including utilities, maintenance costs and property taxes.

Future minimum lease payments as of March 31, 2007 are as follows (in 000’s):

Year ending December 31

2007	$260
2008	354
2009	364
2010	375
2011	387
Thereafter	97

$1,837

Rental income for the three months ended March 31, 2007 totaling approximately $30,000 is included in other income in the statements of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read with our financial statements and the notes thereto included elsewhere in this report. This discussion and analysis contains trend analysis and might contain forward-looking statements. These statements are based on current expectations, and actual results might differ materially. Among the factors that could cause actual results to vary are those described in “Critical Accounting Policies” and “Certain Considerations” included in this report and “Risk Factors” included in our 2006 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

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

Our profitability is primarily determined by our revenues, the efficiency with which we deliver products and services to customers, and our ability to control our costs. We incurred operating and net losses for our three-month period ended March 31, 2007 and for our fiscal year ended December 31, 2006. Our revenues for these periods were short of expectations. Our investment made in the direct sales force has yet to deliver expected revenue increases. Although sales to customers who predominantly purchase reusable textiles declined, we continue to see growth in other products sold with our ReadyCaseSM case cart management system (combining instruments, reusable textiles and disposable products). During the current year period, we incurred increased product and production labor costs, severance, and equity-based compensation costs under SFAS 123R.

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

In the fourth quarter of 2006, we engaged a global management consulting firm to conduct an in-depth business assessment and develop specific plans to optimize our performance and growth. As a result of this consulting engagement, we continue to believe that we can compete in a large and growing market space. We have engaged this management consulting firm to assist us in implementing their recommendations for improving the effectiveness of our sales and service organizations. We expect these changes will help accelerate our growth and improve our performance, but the implementation process is subject to risks. See “Certain Considerations – Our restructuring of our sales, service and operations might disrupt our business”. The engagement will be completed by May 31, 2007 and the implementation process will continue throughout 2007.

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

Uncertain Tax Positions. In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” which clarifies the accounting for and disclosure of uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We completed an assessment of FIN 48 and determined that its impact is immaterial on our financial statements.

Stock-Based Compensation. In accordance with the Statements of Financial Accounting Standards Statement No. 123R, Share-Based Payment, (“SFAS 123R”) and the Security and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”), we began recognizing stock-based compensation expense in our statement of operations on January 1, 2006. We have elected to use the binomial model to determine the fair value of our issued options. Option pricing models require the input of subjective assumptions, including the expected life of the option, the price volatility of the underlying stock, expected interest rates and forfeitures. If actual results differ significantly from our assumptions, stock-based compensation could increase or decrease. For further discussion of our stock-based compensation, see Note B-Summary of Significant Accounting Policies—Stock-Based Compensation to the financial statements.

Recently Issued Financial Accounting Standards

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 creates a fair value hierarchy, which prioritizes the inputs to be used in determining fair value. Companies are required to disclose relevant fair value information in their financial statements that allows users to assess inputs used to measure fair value, and the effect of those measurements on earnings for the periods presented. Companies are also required to separately reconcile the beginning and ending balances for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We believe that the adoption of SFAS 157 will not have a material impact on our consolidated financial statements.

In April 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value where entities will report unrealized gains and losses in earnings at each subsequent reporting date. The standard allows entities to elect fair value application on an instrument-by-instrument basis with certain exceptions. The fair value option election is irrevocable in most cases. The new standard establishes presentation and disclosure requirements and assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We believe that the adoption of SFAS 159 will not have a material impact on our financial statements.

Results of Operations

We operate on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited financial statements are reflected as of March 31, 2007 and March 31, 2006 for presentation purposes only. The actual end of each period was April 1, 2007 and April 2, 2006, respectively. There are 13 weeks included for each of the three-month periods ended March 31, 2007 and March 31, 2006.

The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in our statements of income:

	Three Months Ended March 31,
	2007	2006
Revenues	100.0%	100.0%
Cost of revenues	77.0	75.0

Gross profit	23.0	25.0
Distribution expenses	6.7	6.7
Selling and administrative expenses	18.6	19.3

Loss from operations	(2.3)	(1.0)
Interest expense, net	1.4	1.2

Loss before income taxes	(3.7)	(2.2)
Income tax benefit	1.3	1.0

Net loss	(2.4)%	(1.2)%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenues. Revenues decreased $129,000, or 0.5%, to $23.4 million for the three months ended March 31, 2007, compared to $23.5 million for the three months ended March 31, 2006. The decrease in revenues in the three-month period ended March 31, 2007 is primarily attributable to pricing pressures from our competitors and a decline in sales to customers who predominately purchase reusable textiles, partially offset by the growth of our ReadyCaseSM delivery system.

Gross Profit. Gross profit decreased $513,000, or 8.7%, to $5.4 million for the three-month period ended March 31, 2007 compared to $5.9 million for the same period in the prior year. As a percentage of revenues, gross profit decreased by 2.0% to 23.0% for the three-month period ended March 31, 2007 compared to 25.0% for the prior year. The decrease in gross profit was primarily due to continued pricing pressures from competitors, higher material costs for disposable products and higher production labor costs, partially offset by lower amortization of reusable products.

Distribution Expenses. Distribution expenses for the three-month period ended March 31, 2007 were $1.6 million (6.7% of revenues) which was approximately the same as prior year.

Selling and Administrative Expenses. Selling and administrative expenses decreased $184,000, or 4.1%, to $4.4 million for the three-month period ended March 31, 2007 compared to $4.5 million for the same period in the prior year. The decrease in selling and administrative expenses is primarily attributable to lower compensation costs ($430,000), and convention costs ($144,000), partially offset by severance expenses of $392,000 associated with our former President and CEO, and an increase in our allowance for doubtful accounts of $63,000.

Interest Expense, net. Interest expense increased $51,000, or 18.1%, to $333,000 for the three months ended March 31, 2007 compared to $282,000 for the same period in the prior year. The higher interest expense for the three-month period ended March 31, 2007 is due primarily to higher average outstanding amounts under our line of credit agreement during the quarter and the higher interest rate environment.

Income Tax Expense (Benefit). Our effective tax rate is based on expected income and statutory tax rates in the various jurisdictions in which we operate. Income tax expense is a function of our net income (loss) and effective tax rate. The effective tax rate for the three months ended March 31, 2007 was 33.6% compared to 45.8% for the three months ended March 31, 2006. The primary reasons for the lower effective tax rate in the three-month period ended March 31, 2007 are our expected losses in 2007 and the effect of permanent differences on taxable income. Our effective tax rate depends upon our forecast of tax expense or benefit based upon the expected results for the fiscal year. Each quarter, we evaluate our forecasted fiscal year results and adjust our tax provision to reflect the effective tax rate on a cumulative basis. Our effective tax rate may increase or decrease during the remainder of 2007 depending upon actual results of operations, which adjustments could be material in the future.

Liquidity and Capital Resources

Our principal sources of capital have been cash flows from operations and borrowings under our revolving credit facility. As of March 31, 2007, we had approximately $207,000 in cash and cash equivalents, compared to approximately $283,000 as of December 31, 2006. In addition, as of March 31, 2007, we had $16.2 million available under our credit facility. Net cash used in operating activities for the three-month period ended March 31, 2007 was $777,000 compared to net cash provided by operating activities of $1.8 million in the prior year. The decrease in net cash from operations during the period ended March 31, 2007 is primarily attributable to reporting a $589,000 net loss, higher accounts receivable of $3.4 million and higher inventory levels of $1.0 million, partially offset by depreciation and amortization expense of $848,000, reusable surgical products amortization of $1.4 million, and an increase in our accounts payable of $1.9 million.

Net cash used in investing activities during the three months ended March 31, 2007 was $2.1 million as compared to $1.4 million in the prior year period. The increase in cash used in investing activities this year compared to last year is attributable to an increase in purchases of property, plant and equipment, and purchases of reusable surgical products. Leasehold improvements in our corporate facility for a tenant under lease is the primary reason for this year’s higher expenditure. We estimate that our expenditures in 2007 for property, plant and equipment will be approximately $3.0 million. We estimate that our expenditures in 2007 for reusable surgical products will be approximately $5.0 million, an amount that will fluctuate depending on the growth of our business.

Net cash provided by financing activities in the three months ended March 31, 2007 was $2.8 million compared to net cash used in financing activities of approximately $600,000 in 2006. The cash provided was primarily as a result of an increase in our borrowings under our credit facility. We do not expect our borrowings to increase during the remainder of the year.

As noted above (see “Overview”), we have engaged a management consulting firm in the second quarter of 2007 to assist us in implementing the recommendations from their consulting engagement during the fourth quarter of 2006. As a result, we expect to incur costs of approximately $450,000 during the second quarter of 2007 for this engagement.

We have a three-year, $30 million revolving credit facility with two financial institutions, which is scheduled to mature in June 2008, of which $5.5 million was outstanding at March 31, 2007. The amount available under the revolving credit facility is limited by letters of credit principally associated with our bonds payable described below. The facility was amended in August 2006 to revise the funds flow coverage ratio and as a result, the rate used to calculate interest on the outstanding balance and the unused fee was increased to the high end of the range allowed under the facility (300 basis points over LIBOR and 0.35%, respectively). We did not satisfy the minimum funds flow coverage ratio required by the amended credit facility for the first quarter of 2007, due to the losses incurred over the past year. Our lenders waived the minimum funds flow coverage ratio requirement for the first quarter. Based on our current projections, we may need to request additional waivers of the minimum funds flow coverage ratio for future quarters in 2007. There can be no assurance that our lenders will issue these additional waivers for future periods. As of March 31, 2007, we had $16.2 million total available to be borrowed under the facility, including amounts already borrowed.

The credit facility is secured by substantially all of our assets and has an interest rate that varies between 200 and 300 basis points over LIBOR (5.32% as of March 31, 2007) depending on the quarterly results under the Company’s consolidated leverage ratio covenant, as well as an unused availability fee. The available credit under the facility is subject to limitation based upon our consolidated leverage ratio. The amended credit facility requires us to maintain (a) a quarterly consolidated leverage ratio of not more than 2.50 to 1.00 for fiscal quarters ending June 30, 2006 and thereafter; (b) a funds flow coverage ratio of not less than 1.75 to 1.00 for the fiscal quarters ending December 31, 2006, 2.25 to 1.00 for the fiscal quarter ending March 31, 2007, and 2.50 to 1.00 for the fiscal quarter ending June 30, 2007 and thereafter; and (c) a tangible net worth at the end of each fiscal quarter beginning June 30, 2005, of at least $45 million plus 75% of cumulative net positive income generated after March 31, 2005. The credit facility places a number of restrictions on us, including without limitation: the paying of dividends, incurring additional indebtedness, making loans and investments, encumbering its assets, entering into a new business, and entering into certain merger, consolidation or liquidation transactions. We are also obligated under a mortgage from our primary lenders for approximately $4.5 million, which we incurred to finance the purchase of our corporate headquarters. The mortgage has a term of five years and an amortization schedule based on 20 years, with a balloon payment of $3.6 million in 2010. The mortgage bears an interest rate of 250 basis points over LIBOR.

We have outstanding public bonds that we issued to fund the construction of two of our reusable processing facilities. Interest expense on these bonds adjusts based on rates that approximate LIBOR (5.32% at March 31, 2007). Starting in 2004, we began amortizing the bonds through quarterly payments of $165,000. Balloon principal payments of $3.1 million are due on the bonds in 2014. The bonds are secured by the two reusable processing facilities and backed by letters of credit issued by a financial institution. We paid a commitment fee of approximately $111,000 (125 basis points) for the letters of credit for 2007. The letters of credit must be renewed each year through maturity in 2014.

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

Our principal exposure to market risk is change in interest rates under our various debt instruments and borrowings. The outstanding balance under our revolving credit facility was approximately $5.5 million as of March 31, 2007. The credit facility’s interest rate varies between 200 and 300 basis points over LIBOR (5.32% as of March 31, 2007), depending on our leverage ratio (earnings coverage of debt). We are subject to changes in our interest expense on this facility based on fluctuations in interest rates. Assuming an outstanding balance of this facility of $5.5 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $13,750 per quarter.

The outstanding balance under our real estate mortgage was approximately $4.5 million as of March 31, 2007. The mortgage bears an interest rate of 250 basis points over LIBOR. Assuming an outstanding balance of this facility of $4.5 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $11,250 per quarter.

Interest on our bonds that financed two of our facilities is at a rate that approximates LIBOR. We are subject to changes in our interest expense on these bonds based on fluctuations in interest rates. Assuming an outstanding balance of these bonds of $7.6 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $19,000 per quarter.

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

We might need additional capital in the future, which might not be available; potential impact of covenant default. Our business is capital intensive and requires annual capital expenditures for additional surgical products. Should we need or otherwise decide to raise additional funds, we may not be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competitive pressures or unanticipated requirements or otherwise support our operations. In addition, our results for 2006 and for the three months ended March 31, 2007, caused us to not comply with a funds flow coverage financial covenant in our credit facility. Our continuing access to that facility depends on our ability to comply with or satisfactorily restructure this financial covenant, which is not assured. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

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

The loss of a significant customer or purchasing organization could adversely affect our operating results. During the three month period ended March 31, 2007, hospitals belonging to three group purchasing organizations (“GPOs”), Novation, LLC, HealthTrust Purchasing Group, L.P. and MedAssets, Inc. accounted for approximately 60% of our sales. No single healthcare provider accounts for more than 8% of our sales. Our business with these GPOs is pursuant to short-term agreements, which are subject to renewal from time to time through competitive processes. Although each GPO member hospital currently makes its purchasing decisions on an individual basis, the loss of a substantial portion of the GPO hospital’s business would adversely affect our revenues and results of operations.

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

The loss of key executives and employees could adversely affect us. Our success depends upon the contributions of executives and key employees. The loss of executives and certain key employees in sales, operations and marketing could have a significant adverse effect on our ability to penetrate our markets, operate efficiently, and develop and sell new products and services. In February 2007, our President and Chief Executive Officer resigned. We have engaged a search firm to assist us in locating Mr. Carlton‘s successor. We also believe our success will depend in large part upon our ability to attract and retain additional highly skilled personnel.

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

We included certifications of our Sr. Vice President of Strategic Sourcing and Sr. Vice President and Chief Financial Officer as exhibits to this report as required by Section 302 of the Sarbanes-Oxley Act of 2002. The foregoing information concerning our evaluation of disclosure controls referenced in the Section 302 certifications should be read with the Section 302 certifications to more completely understand them.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to matters that arise in the ordinary course of our business, none of which we expect to be material.

Item 1A .	Risk Factors

We have not materially amended our risk factors from those stated in our Annual Report on Form 10-K filed with the SEC on March 23, 2007. See “Certain Considerations” above.

It em 4.	Submissions of Matters to a Vote of Security Holders

None.

Item 6.	Exhibits and Reports on Form 8-K

Exhibit Number	Exhibit Description
3.1(1)	Restated Articles of Incorporation of the Company.

3.2(2)	Amended and Restated Bylaws of the Company.

3.3(3)	First Amendment to Restated Articles of Incorporation dated as of August 31, 1998, of the Company (for Series A Preferred Stock).

31	Certifications by the Sr. Vice President (SVP) of Strategic Sourcing and Sr. Vice President (SVP) and Chief Financial Officer (CFO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications by the SVP of Strategic Sourcing and SVP and CFO of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

Reports on Form 8-K

We filed a report on Form 8-K dated February 5, 2007 announcing the resignation of Christopher S. Carlton as President and Chief Executive Officer.

We filed a report on Form 8-K dated March 6, 2007 to furnish information related to our announcement of our operating results for our fourth quarter and 12-month period ended December 31, 2006 (pursuant to Item 12 of Form 8-K).

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996.
(2)	Incorporated by reference to the Annual Report on Form 10-K for 2006 filed by the Registrant on March 23, 2007.
(3)	Incorporated by reference to the Current Report on Form 8-K dated August 31, 1998, and filed by the Registrant on September 9, 1998.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1(1)	Restated Articles of Incorporation of the Company.

3.2(2)	Amended and Restated Bylaws of the Company.

3.3(3)	First Amendment to Restated Articles of Incorporation dated as of August 31, 1998, of the Company (for Series A Preferred Stock).

31	Certifications by the Sr. Vice President (SVP) of Strategic Sourcing and Sr.Vice President (SVP) and Chief Financial Officer (CFO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications by the SVP of Strategic Sourcing and CFO of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996.
(2)	Incorporated by reference to the Annual Report on Form 10-K for 2006 filed by the Registrant on March 23, 2007.
(3)	Incorporated by reference to the Current Report on Form 8-K dated August 31, 1998, and filed by the Registrant on September 9, 1998.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRI/SURGICAL EXPRESS, INC.

Date: May 7, 2007	By:	/s/ D. Jon McGuire
Sr. Vice President of Strategic Sourcing

Date: May 7, 2007	By:	/s/ Wallace D. Ruiz
Sr. Vice President and Chief Financial Officer