Form 10-Q
period 2007-06-30
SRI SURGICAL EXPRESS INC
filed 2007-08-06
CIK 1014041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Number of outstanding shares of each class of registrant’s common stock as of July 30, 2007:

Common Stock, par value $.001 – 6,464,778

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SRI/SURGICAL EXPRESS, INC.

BALANCE SHEETS

(In thousands)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Cash and cash equivalents	$271	$283
Accounts receivable, net	12,379	11,390
Inventories, net	7,619	6,715
Prepaid expenses and other assets, net	2,433	2,641
Reusable surgical products, net	20,536	20,954
Property, plant and equipment, net	31,580	32,371

Total assets	$74,818	$74,354

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Note payable to bank	$2,315	$2,497
Accounts payable	7,772	6,863
Employee related accrued expenses	1,688	1,562
Other accrued expenses	3,602	2,764
Mortgage payable	4,405	4,524
Bonds payable	7,390	7,720
Deferred tax liability, net	1,286	1,706

Total liabilities	28,458	27,636

Shareholders’ equity:
Preferred stock-authorized 5,000,000 shares of $0.001 par value; no shares issued and outstanding at June 30, 2007 and December 31, 2006.	—	—
Common stock-authorized 30,000,000 shares of $0.001 par value; issued and outstanding 6,456,801 at June 30, 2007 and 6,459,021 at December 31, 2006.	6	6

Additional paid-in capital	30,926	30,353
Retained earnings	15,428	16,359

Total shareholders’ equity	46,360	46,718

Total liabilities and shareholders’ equity	$74,818	$74,354

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$23,717	$23,417	$47,094	$46,923
Cost of revenues	18,117	18,206	36,125	35,830

Gross profit	5,600	5,211	10,969	11,093

Distribution expenses	1,570	1,512	3,141	3,089
Selling and administrative expenses	4,301	4,279	8,652	8,814

Loss from operations	(271)	(580)	(824)	(810)

Interest expense	372	292	737	574
Other income	(90)	—	(122)	—

Loss before income taxes	(553)	(872)	(1,439)	(1,384)

Income tax benefit	(211)	(70)	(508)	(304)

Net loss	$(342)	$(802)	$(931)	$(1,080)

Loss per share:
Basic	$(0.05)	$(0.13)	$(0.15)	$(0.17)

Diluted	$(0.05)	$(0.13)	$(0.15)	$(0.17)

Weighted average common shares outstanding:
Basic	6,394	6,338	6,376	6,337

Diluted	6,394	6,338	6,376	6,337

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net loss	$(931)	$(1,080)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,700	1,693
Amortization of reusable surgical products	2,753	2,430
Stock based compensation expense	324	330
Provision for doubtful accounts	139	—
Provision for slow moving inventory	190	—
Provision for reusable surgical products’ shrinkage	363	781
Deferred income taxes	(420)	(381)
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,128)	640
Increase in inventories	(1,094)	(491)
Decrease in prepaid expenses and other assets, net	208	59
Increase (decrease) in accounts payable	909	(103)
Increase in employee related and other accrued expenses	964	186

Net cash provided by operating activities	3,977	4,064

Cash flows from investing activities:
Purchases of property, plant and equipment	(909)	(786)
Purchases of reusable surgical products	(2,698)	(2,756)

Net cash used in investing activities	(3,607)	(3,542)

Cash flows from financing activities:
Borrowings on note payable to bank	17,226	—
Repayment on note payable to bank	(17,408)	(729)
Repayment on mortgage payable	(119)	(119)
Repayment of bonds payable	(330)	(330)
Proceeds from exercise of stock options	249	16
Payments on obligation under capital lease	—	(4)

Net cash used in financing activities	(382)	(1,166)

Decrease in cash and cash equivalents	(12)	(644)
Cash and cash equivalents at beginning of period	283	653

Cash and cash equivalents at end of period	$271	$9

Supplemental cash flow information:
Cash paid for interest	$720	$475

Cash (received) paid for income taxes	$(385)	$316

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements of SRI/Surgical Express, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they omit or condense footnotes and certain other information normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments of a normal recurring nature that are necessary to present fairly the financial information for the interim periods reported have been made. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2006, filed with the SEC. The results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2007.

The Company presents an unclassified balance sheet as a result of the extended amortization period (predominantly three to six years) of its reusable surgical products. The Company provides reusable surgical products to its customers on a per use basis similar to a rental arrangement.

The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited financial statements are reflected as of June 30, 2007 and 2006 for presentation purposes only. The actual end of each period was July 1, 2007 and July 2, 2006, respectively. There are 26 weeks included for each of the six-month periods ended June 30, 2007 and June 30, 2006. There are 13 weeks included for each of the three-month periods ended July 1, 2007 and July 2, 2006.

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

Accounts Receivable, net

The Company has accounts receivable from hospitals and surgery centers. The Company does not believe that there are substantial credit risks associated with those receivables and does not require any form of collateral from its customers. The allowance for doubtful accounts as of June 30, 2007, and December 31, 2006, was approximately $357,000 and $235,000, respectively. The allowance for doubtful accounts relates to accounts receivable not expected to be collected and is based on management’s assessment of specific customer balances, the overall aging of the balances, and the financial stability of the customers. The Company’s write-offs for uncollectible accounts (determined based on specific account evaluations) are insignificant to its results of operations. The Company does not customarily charge interest on accounts receivable.

Inventories, net

Inventories consist of raw materials, principally consumables, supplies, and disposable surgical products; work in progress; and finished goods consisting of company-assembled packs of various combinations of raw materials and reusable surgical products. Inventories are valued at the lower of cost or market, with cost being determined on the first-in, first-out method. As of June 30, 2007 and December 31, 2006, inventory consists of the following:

	June 30, 2007	December 31, 2006
	(in 000’s)
Raw materials	$4,302	$3,830
Work in progress	221	114
Finished goods	3,686	3,171

	8,209	7,115
Less: Inventory reserve	(590)	(400)

	$7,619	$6,715

Reusable Surgical Products, net

The Company’s reusable surgical products, consisting principally of linens (gowns, towels, drapes), basins (stainless steel medicine cups, carafes, trays, basins), and owned surgical instruments, are stated at cost. Amortization of linens and basins is computed on a basis similar to the units of production method. Estimated useful lives for each product are based on the estimated total number of available uses for each product. The expected total available usage for its linen products using the three principal fabrics (accounting for approximately 82% of the reusable surgical products) is 75, 100, and 125 uses, based on several factors, including the Company’s actual historical experience with these products. The Company believes Radio Frequency Identification (“RFID”) technology enables it to evaluate the useful lives of linen products more efficiently. Basins are amortized over their estimated useful life, which ranges from 25 to 200 uses. Owned surgical instruments are amortized straight-line over a period of four years. Accumulated amortization as of June 30, 2007, and December 31, 2006, was approximately $12.5 million and $11.9 million, respectively.

As of June 30, 2007, and December 31, 2006, the Company had reserves for shrinkage, obsolescence, and scrap related to reusable surgical products of approximately $1.4 million and $1.6 million, respectively.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payments, (“SFAS 123R”) for its share-based compensation plans. Under SFAS 123R, all share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The cost for all share-based awards granted subsequent to December 31, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123R, utilizing the binomial (Lattice) model. Stock-based compensation expense was $180,000 and $155,000, or $131,000 and $135,000, net of income tax, which contributed to a $0.02 reduction in basic and diluted earnings per share for each of the three month periods ended June 30, 2007 and 2006. Stock-based compensation expense was $324,000 and $330,000, or $244,000 and $289,000, net of income tax, which contributed to a $0.04 and $0.05 reduction in basic and diluted earnings per share for the six month periods ended June 30, 2007 and 2006, respectively.

The proceeds from stock option exercises under all share-based payment arrangements for each of the three month and six month periods ended June 30, 2007 were $249,000. The proceeds from stock option exercises under all share-based payment arrangements for each of the three month and six month periods ended June 30, 2006 were $16,000. There were no capitalized stock-based compensation costs at June 30, 2007 or 2006.

There were no modifications made to outstanding stock options as of January 1, 2006 before the adoption of SFAS 123R.

Stock Option Plans

The 1995 Stock Option Plan

The 1995 Stock Option Plan was designed to provide employees with incentive or non-qualified options to purchase up to 700,000 shares of common stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement or termination of employment. As of June 30, 2007 and 2006, options to purchase 119,600 and 186,100 shares, respectively, were outstanding. The 1995 Stock Option Plan terminated on December 21, 2005, although that termination does not adversely affect any options outstanding under the Plan.

The 1996 Non-Employee Director Plan

As amended on May 16, 2001, the Non-Employee Director Plan is designed to provide for the grant of non-qualified stock options to purchase up to 200,000 shares of common stock to members of the Board of Directors who are not employees of the Company. At the completion of the Company’s initial public offering, each non-employee director was granted options to purchase 4,000 shares of common stock for each full remaining year of the director’s term. Thereafter, on the date on which a new non-employee director was first elected or appointed, he or she was automatically granted options to purchase 4,000 shares of common stock for each year of his or her initial term, and was granted options to purchase 4,000 shares of common stock for each year of any subsequent term to which he or she was elected. As of March 2006, the equity component of the director compensation plan was restructured, so that each non-employee director will receive an annual grant of options to purchase 7,500 shares of common stock as of the date of the Annual Shareholder Meeting, beginning with the 2006 Annual Meeting. All options vest ratably over a three-year term and have an exercise price equal to the fair market value of the common stock on the date of grant. As of June 30, 2007 and 2006, options to purchase 120,000 and 182,000 shares, respectively, were outstanding, and 0 and 18,000 options, respectively, were available to be granted under this Plan. The 1996 Non-Employee Director Plan terminated on July 14, 2006, although that termination does not adversely affect any options outstanding under the Plan.

The 1998 Stock Option Plan

As amended on May 16, 2001, the 1998 Stock Option Plan is designed to provide employees with incentive or non-qualified options to purchase up to 600,000 shares of common stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. As of June 30, 2007 and 2006, options to purchase 356,720 and 303,300 shares, respectively, were outstanding, and 176,084 and 277,284 options, respectively, were available to be granted under this Plan.

The 2004 Stock Compensation Plan

The 2004 Stock Compensation Plan is designed to further the interests of the Company and its shareholders by providing incentives in the form of incentive or non-qualified stock options or restricted stock grants to key employees and non-employee directors who contribute materially to the success and profitability of the Company. Under this Plan, restricted stock grants are not considered outstanding options upon grant but are considered issued and outstanding stock. When restricted stock awards are forfeited they are considered as available for grant. The equity awards typically vest ratably over five years from the date of the grant. All outstanding grants vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. At the Company’s annual meeting of shareholders on May 24, 2007, the shareholders approved an amendment to the 2004 Stock Compensation Plan to authorize an additional 500,000 shares under the Plan. As of June 30, 2007 and 2006, options to purchase 281,000 and 328,800 shares respectively, were outstanding, and 648,200 and 170,400 shares, respectively, were available to be granted as options or restricted stock under this Plan.

The following table summarizes option and restricted stock grant activity from January 1, 2007 through June 30, 2007:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at December 31, 2006	413,284	819,100	$8.21	5.90

Options authorized	500,000	—	—
Options expired	27,000	(60,000)	12.30
Options granted	(253,000)	253,000	4.84
Options and restricted stock cancelled	137,000	(87,000)	5.24
Options exercised	—	(47,780)	5.24

Balance at June 30, 2007	824,284	877,320	$7.41	6.78

Options exercisable at June 30, 2007	—	410,040	$10.32	4.18

The weighted-average grant date fair value of options granted during the six months ended June 30, 2007 and 2006 was $3.09 and $4.52, respectively. The total intrinsic value of options exercised in the six months ended June 30, 2007 and 2006 was $8,700 and $10,000. As of June 30, 2007, there was $996,000 of unrecognized compensation cost related to non-vested options that is expected to be recognized over a weighted average period of 1.3 years. The total fair value of options vested during the three months ended June 30, 2007 and 2006 was $165,000 and $119,000, respectively. The total fair value of options vested during the six months ended June 30, 2007 and 2006 was $285,000 and $265,000, respectively.

The Company consistently used the binomial model for estimating the fair value of options granted in the six month periods ended June 30, 2007 and 2006. The Company used historical data to estimate the option exercise and employee departure behavior used in the binomial valuation model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The risk-free rates for periods within the contractual term of the options are based on the U.S. Treasury stripped coupon interest in effect at the end of the quarter. Because the binomial valuation model accommodates multiple input values, the risk free interest rates and expected term rates used in calculating the fair value of the options, are expressed in ranges.

Following are the weighted-average and range assumptions, where applicable, used for each respective period:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(Binomial)		(Binomial)
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.80 to 5.12%	4.92 to 5.19%	4.12 to 5.12%	4.70 to 5.19%
Weighted-average expected volatility	59.1%	60.6%	59.1 to 60.7%	60.0%
Expected term	1.82 to 9.36 years	3.85 to 7.13 years	1.82 to 9.36 years	4.1 to 10.0 years
Respective service period	5 years	5 years	5 years	5 years

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

The Company recorded $15,000 and $36,000, respectively, in compensation expense related to the restricted stock that vested during the three month periods ended June 30, 2007 and 2006, respectively. The Company recorded $40,000 and $65,000, respectively, in compensation expense related to the restricted stock that vested during the six month periods ended June 30, 2007 and 2006, respectively. As of June 30, 2007, there was $260,000 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. That cost is expected to be recognized over a period of 3.5 years.

Uncertain Tax Positions

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for and disclosure of uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company completed an assessment of FIN 48 and determined that the impact is immaterial on its financial statements.

On May 2, 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FIN 48-1”), to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under FIN 48-1, a tax position is considered effectively settled if the taxing authority completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future.

Recently Issued Financial Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 creates a fair value hierarchy, which prioritizes the inputs to be used in determining fair value. Companies are required to disclose relevant fair value information in their financial statements that allows users to assess inputs used to measure fair value, and the effect of those measurements on earnings for the periods presented. Companies are also required to separately reconcile the beginning and ending balances for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company believes that the adoption of SFAS 157 will not have a material impact on its financial statements.

In April 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value where entities will report unrealized gains and losses in earnings at each subsequent reporting date. The standard allows entities to elect fair value application on an instrument-by-instrument basis with certain exceptions. The fair value option election is irrevocable in most cases. The new standard establishes presentation and disclosure requirements and assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company believes that the adoption of SFAS 159 will not have a material impact on its financial statements.

NOTE C – NOTE PAYABLE TO BANK

On June 20, 2005, the Company entered into a three-year $30 million revolving credit facility with two financial institutions. The credit facility is secured by substantially all of the Company’s assets and has an interest rate that varies between 200 and 300 basis points over LIBOR (5.32% as of June 30, 2007) depending on the quarterly results under the Company’s consolidated leverage ratio covenant. The credit facility agreement was amended in June 2007 to revise the funds flow coverage ratio. The available credit under the facility is subject to limitation based upon the consolidated leverage ratio of the Company. The amended credit facility requires the Company to maintain (a) a quarterly consolidated leverage ratio of not more than 2.50 to 1.00 for fiscal quarters ending June 30, 2006 and thereafter; (b) a funds flow coverage ratio of not less than 1.75 to 1.00 for the fiscal quarter ended June 30, 2007, and 2.00 to 1.00 for the fiscal quarter ending September 30, 2007 and thereafter; and (c) a tangible net worth at the end of each fiscal quarter beginning June 30, 2005, of at least $45 million plus 75% of cumulative net positive income generated after March 31, 2005. In addition, the interest and the unused fee will be the high end of the ranges allowed under the facility (300 basis points over LIBOR and 0.35%, respectively) until the funds flow coverage ratio returns to not less than 2.25 to 1.00 for two consecutive quarters. The credit facility places a number of restrictions on the Company, including without limitation: the paying of dividends, incurring additional indebtedness, making loans and investments, encumbering its assets, entering into a new business, and entering into certain merger, consolidation or liquidation transactions. The Company is in compliance with all the financial and non-financial covenants under the amended credit facility as of June 30, 2007.

Based on the Company’s current projections, there may be a need to request a waiver or an amendment to the minimum funds flow coverage ratio in future quarters. There can be no assurance that the Company’s lenders will issue a waiver or grant an amendment in those future periods.

As of June 30, 2007, the Company had the ability to borrow an additional $19.6 million under the facility, which takes into consideration the amounts already outstanding under the credit facility and certain letters of credit principally associated with the Company’s bonds payable.

The credit facility allows the Company to repurchase its common stock through open market purchases at prevailing market prices. During the first six months of 2007 and fiscal year 2006, the Company did not repurchase any shares of its common stock.

NOTE D – LOSS PER SHARE

The following table sets forth the Company’s computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(In thousands, except per share data) (unaudited)
Basic
Numerator:
Net loss	$(342)	$(802)	$(931)	$(1,080)

Denominator:
Weighted average shares outstanding	6,394	6,338	6,376	6,337

Loss per common share, basic	$(0.05)	$(0.13)	$(0.15)	$(0.17)

Diluted
Numerator:
Net loss	$(342)	$(802)	$(931)	$(1,080)

Denominator:
Weighted average shares outstanding	6,394	6,338	6,376	6,337
Effect of dilutive securities—employee stock options	—	—	—	—

	6,394	6,338	6,376	6,337

Loss per common share, diluted	$(0.05)	$(0.13)	$(0.15)	$(0.17)

Options to purchase 832,462 and 800,666 shares of common stock for the three and six month periods ended June 30, 2007, respectively, were not included in the computation of diluted earnings per common share, because the assumed proceeds per share were greater than the average market price, and therefore, were antidilutive. Options to purchase 337,600 and 357,600 shares of common stock for the three and six month periods ended June 30, 2006, respectively, were not included in the computation of diluted earnings per common share, because the options’ exercise prices were greater than the average market price of the common shares, and therefore, were anti-dilutive. The dilutive effect of 55,285 and 58,643 options with assumed proceeds per share less than the average market price, were not included for the three and six month periods ended June 30, 2007, respectively, because the effect would be anti-dilutive due to the Company’s net loss for the period. The dilutive effect of 662,600 and 642,600 options with an exercise price less than the average market price of the common shares were not included for the three and six month periods ended June 30, 2006, respectively, because the effect would be anti-dilutive due to the Company’s net loss for the period.

NOTE E – LEASE AGREEMENT

Effective March 1, 2007, the Company entered into an agreement to lease to a third party a portion of its corporate headquarters under the terms of a non-cancelable operating lease. The lease calls for an initial term of five (5) years with a tenant option to renew for one extension period of five years. The lease agreement provides for escalating rental payments over its term. Under the agreement, the tenant pays an allocated share of the increase over the base year of certain costs, including utilities, maintenance costs and property taxes.

Future minimum lease payments expected to be received as of June 30, 2007 are as follows (in 000’s):

Year ending December 31

2007	$173
2008	354
2009	364
2010	375
2011	387
Thereafter	97

$1,750

Rental income, which is included in other income in the statements of operations, was approximately $90,000 and $122,000 for the three and six months ended June 30, 2007, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read with our financial statements and the notes thereto included elsewhere in this report. This discussion and analysis contains trend analysis and might contain forward-looking statements. These statements are based on current expectations, and actual results might differ materially. Among the factors that could cause actual results to vary are those described in “Critical Accounting Policies” and “Certain Considerations” included in this report and “Risk Factors” included in this report and our 2006 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

Overview

We provide daily processing, assembly and delivery of reusable and disposable products and instruments required for surgery through our state-of-the-art, FDA-regulated service centers. Our integrated “closed-loop” process starts with daily delivery of reusable and disposable surgical supplies and instruments to the healthcare provider. After use, we pick up the reusable textiles, basins and instruments used in surgery and return them to our processing facility. Used products arriving at our processing facility are sorted, cleaned, inspected, packaged, sterilized, and subsequently, shipped back to the healthcare providers. In addition, we manage the instrumentation and supply chain of hospitals and surgery centers including their central sterilization facilities.

We believe our facilities are strategically situated to capitalize on future market opportunities. These facilities have significant available capacity to access more of the national market.

We derive our revenues from the sale and servicing of reusable and disposable surgical products and instruments and the management of our customers’ supply chain. Reusable products include linens (gowns, towels and drapes) and basins (stainless steel cups, carafes, trays and basins). Disposable accessory packs supplement the reusable products with highly customizable components. We sell our products and services through a direct sales force strategically located throughout the United States. Our revenue growth is primarily determined by the number of customers, the number and type of surgical procedures that we service for each customer, and pricing for our various types of surgical packs and procedures. Revenues are recognized as the agreed upon products and services are delivered, generally daily. We incur most of our cost of revenues from processing the reusable surgical products and instruments at our processing facilities.

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

Our profitability is primarily determined by our revenues, the efficiency with which we deliver products and services to customers, and our ability to control our costs. We incurred operating and net losses for our three month and six month periods ended June 30, 2007 and for our fiscal year ended December 31, 2006. Although sales to customers who predominantly purchase reusable textiles declined, we continue to see growth in other products sold with our ReadyCaseSM case cart management system (combining instruments, reusable textiles and disposable products). During the current year period, we incurred increased product and production labor costs, severance, and management consulting fees for the business assessment and planning described below.

Our principal strategic opportunity to improve our operating results is to capitalize on our service capabilities and considerable infrastructure by leveraging our current relationships with existing customers and adding new customers. We continue to focus on introducing current and potential new customers to our physician-specific ReadyCaseSM case cart management system, which has been our principal source of new sales.

In the fourth quarter of 2006, we engaged a global management consulting firm to conduct an in-depth business assessment and develop specific plans to optimize our performance and growth. During the second quarter of 2007, we paid the management consulting firm $470,000 to assist us in developing a plan for improving the effectiveness of our sales and service organizations which involves reorganizing and retraining our sales force, developing a customer service and sales training function, and implementing a technology platform to support our sales force and customer service initiatives. We expect to incur significant additional costs over the remainder of 2007 and then more added costs on a continuing basis to implement the plan. The costs will relate primarily to compensation, training, travel and technology expenses associated with this reorganization as well as the implementation of technology. We expect these changes will accelerate our growth and, in the longer run, improve our financial performance. See “Certain Considerations – Our restructuring of our sales, service and operations might disrupt our business”.

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

Health Insurance Reserves. We offer employee benefit programs including health insurance to eligible employees. We retain a liability up to $75,000 annually for each health insurance claim. Our policy has an estimated annual aggregate liability limit of $2.1 million. We accrue health insurance costs using estimates to approximate the liability for reported claims and claims incurred but not reported. Using different estimates or assumptions could produce different reserve balances. If actual claim results exceed our estimates, our health insurance reserve would increase, which could adversely affect our results of operations.

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

Uncertain Tax Positions. In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 which clarifies the accounting for and disclosure of uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We completed an assessment of FIN 48 and determined that its impact is immaterial on our financial statements.

On May 2, 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FIN 48-1”), to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under FIN 48-1, a tax position is considered effectively settled if the taxing authority completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future.

Stock-Based Compensation. In accordance with the Statements of Financial Accounting Standards Statement No. 123R, Share-Based Payments, (“SFAS 123R”) and the Security and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”), we began recognizing stock-based compensation expense in our statement of operations on January 1, 2006. We have elected to use the binomial model to determine the fair value of our issued options. Option pricing models require the input of subjective assumptions, including the expected life of the option, the price volatility of the underlying stock, expected interest rates and forfeitures. If actual results differ significantly from our assumptions, stock-based compensation could increase or decrease. For further discussion of our stock-based compensation, see Note B-Summary of Significant Accounting Policies—Stock-Based Compensation to the financial statements.

Recently Issued Financial Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 creates a fair value hierarchy, which prioritizes the inputs to be used in determining fair value. Companies are required to disclose relevant fair value information in their financial statements that allows users to assess inputs used to measure fair value, and the effect of those measurements on earnings for the periods presented. Companies are also required to separately reconcile the beginning and ending balances for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We believe that the adoption of SFAS 157 will not have a material impact on our financial statements.

In April 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value where entities will report unrealized gains and losses in earnings at each subsequent reporting date. The standard allows entities to elect fair value application on an instrument-by-instrument basis with certain exceptions. The fair value option election is irrevocable in most cases. The new standard establishes presentation and disclosure requirements and assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We believe that the adoption of SFAS 159 will not have a material impact on our financial statements.

Results of Operations

We operate on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited financial statements are reflected as of June 30, 2007 and June 30, 2006 for presentation purposes only. The actual end of each period was July 1, 2007 and July 2, 2006, respectively. There are 26 weeks included for each of the six-month periods ended June 30, 2007 and June 30, 2006. There are 13 weeks included for each of the three-month periods ended July 1, 2007 and July 2, 2006.

The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in our statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	76.4	77.7	76.7	76.4

Gross profit	23.6	22.3	23.3	23.6
Distribution expenses	6.6	6.5	6.7	6.5
Selling and administrative expenses	18.1	18.3	18.4	18.8

Loss from operations	(1.1)	(2.5)	(1.8)	(1.7)
Interest expense	1.6	1.2	1.6	1.2
Other income	(0.4)	—	(0.3)	—

Loss before income taxes	(2.3)	(3.7)	(3.1)	(2.9)
Income tax benefit	(0.9)	(0.3)	(1.1)	(0.6)

Net loss	(1.4)%	(3.4)%	(2.0)%	(2.3)%

Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended June 30, 2006

Revenues. Revenues increased $300,000, or 1.3%, to $23.7 million for the three months ended June 30, 2007, compared to $23.4 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, revenues increased $171,000 or 0.4% to $47.1 million compared to $46.9 million for the six months ended June 30, 2006. The increase in revenues in the three month and six month periods ended June 30, 2007 is primarily attributable to an increase in the growth of our ReadyCaseSM delivery system partially offset by pricing pressures from our competitors and a decline in sales to customers who predominately purchase reusable textiles.

Gross Profit. Gross profit increased $389,000 and declined $124,000 for the three-month and six-month periods ended June 30, 2007, respectively, as compared to the same periods in the prior year. As a percentage of revenues, gross profit increased by 1.3 percentage points and decreased by 0.3 percentage points for the three month and six month periods ended June 30, 2007, respectively, as compared to the same periods in the prior year. For the three months ended June 30, 2007, the increase in gross profit was primarily due to lower amortization of reusable products and lower facility overhead costs, including machinery and equipment maintenance and severance costs, partially offset by continued pricing pressures from competitors, higher material costs for disposable products and higher production labor costs. For the six months ended June 30, 2007, the decrease in gross profit was primarily due to continued pricing pressures from competitors, higher material costs for disposable products and higher production labor costs, partially offset by lower amortization of reusable products and lower facility overhead costs.

Distribution Expenses. Distribution expenses for the three month and six month periods ended June 30, 2007 of $1.6 million (6.6% of revenues) and $3.1 million (6.7% of revenues), respectively, remained essentially unchanged when compared to the same periods in the prior year.

Selling and Administrative Expenses. Selling and administrative expenses were $4.3 million during the three months ended June 30, 2007 and 2006. Selling and administrative expenses decreased $162,000, or 1.8%, to $8.7 million for the six month period ended June 30, 2007 compared to $8.8 million for the same period in the prior year. Selling and administrative expenses for the six month period ended June 30, 2007 were lower than prior year primarily as a result of lower compensation costs and lower convention expenses partially offset by severance expenses of $392,000 for our former President and CEO, $470,000 of expenses paid to the global management consulting firm engaged to assist us in developing a plan to improve our sales and service effectiveness, and bad debt expense of $139,000.

Interest Expense. Interest expense increased $80,000 or 27.4% to $372,000 for the three months ended June 30, 2007 compared to the same period in the prior year. For the six months ended June 30, 2007, interest expense increased $163,000 or 28.4% to $737,000 compared to the same period in the prior year. The higher expense for both the three–month and six month periods ended June 30, 2007 as compared to last year is due primarily to higher average outstanding balances under our line of credit agreement and higher interest rates.

Other Income. Other income was $90,000 and $122,000 for the three month and six month periods ended June 30, 2007, respectively, entirely composed of rental income. Effective March 1, 2007, we entered into an agreement to lease to a third party a portion of our corporate headquarters under the terms of a non-cancelable operating lease. The lease calls for an initial term of five (5) years with a tenant option to renew for one extension period of five years. The lease agreement provides for escalating rental payments over its term; however, rental income is being recognized on the straight-line basis over the term of the agreement.

Income Tax Benefit. Our effective tax rate is based on expected income and statutory tax rates in the various jurisdictions in which we operate. Income tax expense is a function of our net income (loss) and effective tax rate. The effective tax rate for the three months ended June 30, 2007 was 38.2% compared to 8.0% for the three months ended June 30, 2006. For the six months ended June 30, 2007, the effective tax rate was 35.3% compared to 22.0% for the six months ended June 30, 2006. The primary reason for the lower effective tax rate in the six months ended June 30, 2006 was the effect of permanent differences on our taxable loss. Our effective tax rate depends upon our forecast of tax expense or benefit based upon the expected results for the fiscal year. Each quarter, we evaluate our forecasted fiscal year results and adjust our tax provision to reflect the effective tax rate on a cumulative basis. Our effective tax rate may increase or decrease during the remainder of 2007 depending upon actual results of operations.

Liquidity and Capital Resources

Our principal sources of capital have been cash flows from operations and borrowings under our revolving credit facility. As of June 30, 2007, we had approximately $271,000 in cash and cash equivalents, compared to approximately $283,000 as of December 31, 2006. In addition, as of June 30, 2007, we had $19.6 million available under our credit facility. Net cash provided by operating activities for the six month period ended June 30, 2007 was $4.0 million, which is consistent with the comparable period in 2006. Net cash from operations during the period ended June 30, 2007 is primarily attributable to a net loss of $931,000 adjusted for depreciation and amortization expense of $1.7 million, reusable surgical products amortization of $2.8 million, an increase in our accounts payable of $900,000 and an increase in employee related and other accrued expenses of $964,000, partially offset by higher accounts receivable of $1.1 million and higher inventory levels of $1.1 million.

Net cash used in investing activities during the six months ended June 30, 2007 was $3.6 million as compared to $3.5 million in the prior year period. The increase in cash used in investing activities this year compared to last year is attributable to an increase in purchases of property, plant and equipment. Leasehold improvements in our corporate facility for a tenant under lease is the primary reason for this year’s higher expenditures. We estimate that our expenditures in 2007 for property, plant and equipment will be approximately $3.0 million. We estimate that our expenditures in 2007 for reusable surgical products will be approximately $5.5 million, an amount that will fluctuate depending on the growth of our business.

Net cash used in financing activities in the six months ended June 30, 2007 was $382,000 compared to approximately $1.2 million in 2006. Cash used was primarily a result of the repayment on our note payable to our lenders, mortgage payable and bonds payable offset by our borrowings on our note payable and proceeds from the exercise of stock options.

As noted above, we engaged a global management consulting firm during the second quarter of 2007 to assist us in developing a plan for improving the effectiveness of our sales and service organizations. As a result, we incurred costs of approximately $470,000 during the second quarter of 2007 for this engagement. We do not expect to incur any additional expenses associated with this engagement during 2007.

We plan to reorganize and retrain our sales force, develop a customer service and sales training function, and implement a technology platform to support our sales force and customer service initiatives. As a result, we expect to incur significant additional costs over the remainder of 2007 and then more added costs on a continuing basis to implement the plan. We expect these changes will accelerate our growth and, in the longer run, improve our financial performance. The costs are primarily relate to compensation, training, travel and technology expenses associated with the reorganization as well as the implementation of technology.

We have a three-year, $30 million revolving credit facility with two financial institutions, which is scheduled to mature in June 2008, of which $2.3 million was outstanding at June 30, 2007. The amount available under the revolving credit facility is limited by letters of credit principally associated with our bonds payable described below. The facility was amended in June 2007 to revise the funds flow coverage ratio. We are in compliance with all the financial and non-financial covenants under the amended credit facility as of June 30, 2007. Based on our current projections, we might need to request a waiver or an amendment to the minimum funds flow coverage ratio in future quarters. There can be no assurance that our lenders will issue a waiver or grant an amendment in those future periods. As of June 30, 2007, we had the ability to borrow an additional $19.6 million under the facility, which takes into consideration the amounts already outstanding under the credit facility and certain letters of credit principally associated with the bonds payable

The credit facility is secured by substantially all of our assets and has an interest rate that varies between 200 and 300 basis points over LIBOR (5.32% as of June 30, 2007) depending on the quarterly results under our consolidated leverage ratio covenant, as well as an unused availability fee. The available credit under the facility is subject to limitation based upon our consolidated leverage ratio. The amended credit facility requires us to maintain (a) a quarterly consolidated leverage ratio of not more than 2.50 to 1.00 for fiscal quarters ending June 30, 2006 and thereafter; (b) a funds flow coverage ratio of not less than 1.75 to 1.00 for the fiscal quarter ended June 30, 2007, and 2.00 to 1.00 for the fiscal quarter ending September 30, 2007 and thereafter; and (c) a tangible net worth at the end of each fiscal quarter beginning June 30, 2005, of at least $45 million plus 75% of cumulative net positive income generated after March 31, 2005. The credit facility places a number of restrictions on us, including without limitation: the paying of dividends, incurring additional indebtedness, making loans and investments, encumbering our assets, entering into a new business, and entering into certain merger, consolidation or liquidation transactions. We are also obligated under a mortgage from our primary lenders for approximately $4.4 million, which we incurred to finance the purchase of our corporate headquarters. The mortgage has a term of five years and an amortization schedule based on 20 years, with a balloon payment of $3.6 million in 2010. The mortgage bears an interest rate of 250 basis points over LIBOR.

We have outstanding public bonds that we issued to fund the construction of two of our reusable processing facilities. Interest expense on these bonds adjusts based on rates that approximate LIBOR (5.32% at June 30, 2007). Starting in 2004, we began amortizing the bonds through quarterly payments of $165,000. Balloon principal payments of $3.1 million are due on the bonds in 2014. The bonds are secured by the two reusable processing facilities and backed by letters of credit issued by a financial institution. We paid a commitment fee of approximately $111,000 (125 basis points) for the letters of credit for 2007. The letters of credit must be renewed each year through maturity in 2014.

We believe that our existing cash and cash equivalents together with expected cash provided by operations and the revolving credit facility will be adequate to finance our operations for at least the next 12 months, although it is difficult for us to predict our future liquidity needs with certainty. Our ability to continue accessing the credit facility might depend on our ability to satisfactorily restructure the funds flow coverage financial covenant term.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our principal exposure to market risk is change in interest rates under our various debt instruments and borrowings. The outstanding balance under our revolving credit facility was approximately $2.3 million as of June 30, 2007. The credit facility’s interest rate varies between 200 and 300 basis points over LIBOR (5.32% as of June 30, 2007), depending on our leverage ratio (earnings coverage of debt). We are subject to changes in our interest expense on this facility based on fluctuations in interest rates. Assuming an outstanding balance of this facility of $2.3 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $5,750 per quarter.

The outstanding balance under our real estate mortgage was approximately $4.4 million as of June 30, 2007. The mortgage bears an interest rate of 250 basis points over LIBOR. Assuming an outstanding balance of this facility of $4.4 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $11,000 per quarter.

Interest on our bonds that financed two of our facilities is at a rate that approximates LIBOR. We are subject to changes in our interest expense on these bonds based on fluctuations in interest rates. Assuming an outstanding balance of these bonds of $7.4 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $18,500 per quarter.

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

Our restructuring of our sales, service and operations might disrupt our business. Over the next several months, we expect to implement recommendations of our management consulting firm for a reorganization of our sales, service and operations (see “Overview”). We are subject to risks that the reorganization might not be successful, and might result in business disruption and higher costs than anticipated.

We might need additional capital in the future, which might not be available; potential impact of covenant default. Our business is capital intensive and requires annual capital expenditures for additional surgical products. Should we need or otherwise decide to raise additional funds, we may not be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competitive pressures or unanticipated requirements or otherwise support our operations. Based on our current projections, we might need to request a waiver or an amendment to the minimum funds flow coverage ratio in future quarters, which might not be available. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

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

The loss of a significant customer or purchasing organization could adversely affect our operating results. During the six-month period ended June 30, 2007, hospitals belonging to three group purchasing organizations (“GPOs”), Novation, LLC, HealthTrust Purchasing Group, L.P. and MedAssets, Inc. accounted for approximately 55% of our sales. No single healthcare provider accounts for more than 8% of our sales. Our business with these GPOs is pursuant to short-term agreements, which are subject to renewal from time to time through competitive processes. Although each GPO member hospital currently makes its purchasing decisions on an individual basis, the loss of a substantial portion of the GPO hospitals’ business would adversely affect our revenues and results of operations.

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

The loss of key executives and employees could adversely affect us. Our success depends upon the contributions of executives and key employees. The loss of executives and certain key employees in sales, operations and marketing could have a significant adverse effect on our ability to penetrate our markets, operate efficiently, and develop and sell new products and services. In February 2007, our President and Chief Executive Officer resigned. We have engaged a search firm to assist us in locating a successor. We also believe our success will depend in large part upon our ability to attract and retain additional highly skilled personnel.

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

At the annual meeting of our shareholders on May 24, 2007, the shareholders approved a proposal to elect Wayne R. Peterson and N. John Simmons, Jr. as Directors of the Company to serve until the 2010 annual meeting of shareholders. The following sets forth the votes in this election:

Director	Votes For	Votes Against or Withheld
Wayne R. Peterson	4,772,201	97,520
N. John Simmons, Jr.	4,618,539	251,182

James T. Boosales, James M. Emanuel, Charles W. Federico and Charles T. Orsatti continue to serve as Directors of the Company.

Shareholders also approved an Amendment to the Company’s 2004 Stock Compensation Plan. The following sets forth the votes in this election:

Issue	Votes For	Votes Against	Votes Abstained
Amendment No. 2 to 2004 Stock Compensation Plan	2,629,269	1,535,520	20

Shareholders also approved the ratification of Grant Thornton LLP as our independent auditors. The following sets forth the votes in this election:

Issue	Votes For	Votes Against	Votes Abstained
Ratification of Grant Thornton LLP	4,865,121	1,100	3,500

Item 6.	Exhibits and Reports on Form 8-K

Exhibit Number	Exhibit Description
3.1(1)	Restated Articles of Incorporation of the Company.

3.2(2)	Amended and Restated Bylaws of the Company.

3.3(3)	First Amendment to Restated Articles of Incorporation dated as of August 31, 1998, of the Company (for Series A Preferred Stock).

31	Certifications by the Sr. Vice President (SVP) of Strategic Sourcing and Sr. Vice President (SVP) and Chief Financial Officer (CFO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications by the SVP of Strategic Sourcing and SVP and CFO of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

Reports on Form 8-K

We filed a report on Form 8-K dated May 7, 2007 to furnish information related to our announcement of our operating results for our first quarter period ended March 31, 2007 (pursuant to Item 2.02 of Form 8-K).

We filed a report on Form 8-K dated June 20, 2007 to announce our Third Amendment to the Second Amended and Restated Credit and Security Agreement, dated May 8, 2006, among the Company, Wachovia Bank, National Association and LaSalle Bank, National Association (pursuant to Item 1.01 of Form 8-K).

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

SRI/SURGICAL EXPRESS, INC.

Date: August 6, 2007	By:	/s/ Wallace D. Ruiz
Sr. Vice President and Chief Financial Officer