Form 10-Q
period 2007-09-30
SRI SURGICAL EXPRESS INC
filed 2007-11-06
CIK 1014041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Number of outstanding shares of each class of registrant’s common stock as of October 29, 2007:

Common Stock, par value $.001 – 6,470,978

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SRI/SURGICAL EXPRESS, INC.

BALANCE SHEETS

(In thousands)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Cash and cash equivalents	$434	$283
Accounts receivable, net	12,785	11,390
Inventories, net	7,202	6,715
Prepaid expenses and other assets, net	3,506	2,641
Reusable surgical products, net	20,397	20,954
Property, plant and equipment, net	31,334	32,371

Total assets	$75,658	$74,354

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable	$3,639	$2,497
Accounts payable	8,056	6,863
Employee-related accrued expenses	1,489	1,562
Other accrued expenses	3,723	2,764
Mortgage payable	4,346	4,524
Bonds payable	7,225	7,720
Deferred tax liability, net	1,209	1,706

Total liabilities	29,687	27,636

Shareholders’ equity:
Preferred stock-authorized 5,000,000 shares of $0.001 par value; no shares issued and outstanding at September 30, 2007 and December 31, 2006.	—	—
Common stock-authorized 30,000,000 shares of $0.001 par value; issued and outstanding 6,470,978 at September 30, 2007 and 6,459,021 at December 31, 2006.	6	6
Additional paid-in capital	31,181	30,353
Retained earnings	14,784	16,359

Total shareholders’ equity	45,971	46,718

Total liabilities and shareholders’ equity	$75,658	$74,354

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$23,151	$23,111	$70,245	$70,034
Cost of revenues	18,606	17,780	54,731	53,610

Gross profit	4,545	5,331	15,514	16,424
Distribution expenses	1,554	1,464	4,695	4,553
Selling and administrative expenses	3,745	4,079	12,397	12,893

Loss from operations	(754)	(212)	(1,578)	(1,022)
Interest expense	331	340	1,067	914
Other income	(128)	—	(250)	—

Loss before income taxes	(957)	(552)	(2,395)	(1,936)
Income tax benefit	(312)	(313)	(820)	(617)

Net loss	$(645)	$(239)	$(1,575)	$(1,319)

Loss per share:
Basic	$(0.10)	$(0.04)	$(0.25)	$(0.21)

Diluted	$(0.10)	$(0.04)	$(0.25)	$(0.21)

Weighted average common shares outstanding:
Basic	6,420	6,339	6,390	6,338

Diluted	6,420	6,339	6,390	6,338

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Net loss	$(1,575)	$(1,319)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,461	2,563
Amortization of reusable surgical products	3,939	3,530
Gain on sale of property, plant and equipment	(44)	—
Stock-based compensation expense	510	478
Provision for doubtful accounts	168	—
Provision for slow moving inventory	331	—
Provision for slow moving reusable surgical products and shrinkage	385	965
Deferred income taxes	(497)	(460)
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,563)	996
Increase in inventories	(818)	(110)
Decrease (increase) in prepaid expenses and other assets, net	66	(684)
Increase in accounts payable	1,193	318
Increase in employee-related and other accrued expenses	835	112

Net cash provided by operating activities	5,391	6,389

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,411)	(1,430)
Purchases of reusable surgical products	(3,767)	(3,710)
Proceeds from sale of property, plant and equipment	87	—

Net cash used in investing activities	(5,091)	(5,140)

Cash flows from financing activities:
Borrowings on notes payable	26,425	—
Repayments on notes payable	(26,213)	(729)
Repayments on mortgage payable	(179)	(179)
Repayments of bonds payable	(495)	(495)
Proceeds from exercise of stock options	318	16
Payments on obligation under capital lease	(5)	(6)

Net cash used in financing activities	(149)	(1,393)

Increase (decrease) in cash and cash equivalents	151	(144)
Cash and cash equivalents at beginning of period	283	653

Cash and cash equivalents at end of period	$434	$509

Supplemental cash flow information:
Cash paid for interest	$1,053	$877

Cash (received) paid for income taxes	$(385)	$475

Noncash insurance financing	$931	$—

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements of SRI/Surgical Express, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they omit or condense footnotes and certain other information normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments of a normal recurring nature that are necessary to present fairly the financial information for the interim periods reported have been made. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2006, filed with the SEC. The results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2007.

The Company presents an unclassified balance sheet as a result of the extended amortization period (predominantly three to six years) of its reusable surgical products. The Company provides reusable surgical products to its customers on a per use basis similar to a rental arrangement.

The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. The prior year unaudited financial statements are reflected as of September 30, 2006 for presentation purposes only. The actual end of the prior year period was October 1, 2006. There are 39 weeks included for each of the nine-month periods ended September 30, 2007 and 2006. There are 13 weeks included for each of the three-month periods ended September 30, 2007 and 2006.

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

Accounts Receivable, net

The Company has accounts receivable from hospitals and surgery centers. The Company does not believe that there are substantial credit risks associated with those receivables and does not require any form of collateral from its customers. The allowance for doubtful accounts as of September 30, 2007, and December 31, 2006, was approximately $260,000 and $235,000, respectively. The allowance for doubtful accounts relates to accounts receivable not expected to be collected and is based on management’s assessment of specific customer balances, the overall aging of the balances, and the financial stability of the customers. The Company’s write-offs for uncollectible accounts (determined based on specific account evaluations) are insignificant to its results of operations. The Company does not customarily charge interest on accounts receivable.

Inventories, net

Inventories consist of raw materials, principally consumables, supplies, and disposable surgical products; work in progress; and finished goods consisting of company-assembled packs of various combinations of raw materials and reusable surgical products. Inventories are valued at the lower of cost or market, with cost being determined on the first-in, first-out method. As of September 30, 2007 and December 31, 2006, inventory consists of the following:

	September 30, 2007	December 31, 2006
	(in 000’s)
Raw materials	$4,023	$3,830
Work in progress	196	114
Finished goods	3,714	3,171

	7,933	7,115
Less: Inventory reserve	(731)	(400)

	$7,202	$6,715

Reusable Surgical Products, net

The Company’s reusable surgical products, consisting principally of linens (gowns, towels, drapes), basins (stainless steel medicine cups, carafes, trays, basins), and surgical instruments, are stated at cost. Amortization of linens and basins is computed on a basis similar to the units of production method. Estimated useful lives for each product are based on the estimated total number of available uses for each product. The expected total available usage for its linen products using the three principal fabrics (accounting for approximately 82% of the reusable surgical products) is 75, 100, and 125 uses, based on several factors, including the Company’s actual historical experience with these products. The Company believes Radio Frequency Identification (“RFID”) technology enables it to evaluate the useful lives of linen products more efficiently. Basins are amortized over their estimated useful life, which ranges from 25 to 200 uses. Owned surgical instruments are amortized straight-line over a period of four years. Accumulated amortization as of September 30, 2007, and December 31, 2006, was approximately $13.0 million and $11.9 million, respectively.

As of September 30, 2007, and December 31, 2006, the Company had reserves for shrinkage, obsolescence, and scrap related to reusable surgical products of approximately $1.4 million and $1.6 million, respectively.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payments, (“SFAS 123R”) for its stock-based compensation plans. Under SFAS 123R, all stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The cost for all stock-based awards granted subsequent to December 31, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123R, utilizing the binomial (Lattice) model. Stock-based compensation expense was $186,000 and $151,000, or $131,000 and $123,000, net of income tax, for the three month periods ended September 30, 2007 and 2006, respectively, which contributed to a $0.02 reduction in basic and diluted earnings per share for each of the three month periods ended September 30, 2007 and 2006. Stock-based compensation expense was $510,000 and $151,000, or $375,000 and $412,000, net of income tax, which contributed to a $0.06 and $0.07 reduction in basic and diluted earnings per share for the nine month periods ended September 30, 2007 and 2006, respectively.

The proceeds from stock option exercises under all stock-based payment arrangements for each of the three month and nine month periods ended September 30, 2007 were $69,000 and $319,000, respectively. The proceeds from stock option exercises under all stock-based payment arrangements for each of the three month and nine month periods ended September 30, 2006 were $0 and $16,000, respectively. There were no capitalized stock-based compensation costs at September 30, 2007 or 2006.

Stock Option Plans

The 1995 Stock Option Plan

The 1995 Stock Option Plan is designed to provide employees with incentive or non-qualified options to purchase up to 700,000 shares of common stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement or termination of employment. As of September 30, 2007 and 2006, options to purchase 119,600 and 178,400 shares, respectively, were outstanding. The 1995 Stock Option Plan terminated on December 21, 2005, although that termination does not adversely affect any options outstanding under the Plan.

The 1996 Non-Employee Director Plan

As amended on May 16, 2001, the Non-Employee Director Plan is designed to provide for the grant of non-qualified stock options to purchase up to 200,000 shares of common stock to members of the Board of Directors who are not employees of the Company. At the completion of the Company’s initial public offering, each non-employee director was granted options to purchase 4,000 shares of common stock for each full remaining year of the director’s term. Thereafter, on the date on which a new non-employee director was first elected or appointed, he or she was automatically granted options to purchase 4,000 shares of common stock for each year of his or her initial term, and was granted options to purchase 4,000 shares of common stock for each year of any subsequent term to which he or she was elected. As of March 2006, the equity component of the director compensation plan was restructured, so that each non-employee director will receive an annual grant of options to purchase 7,500 shares of common stock as of the date of the Annual Shareholder Meeting, beginning with the 2006 Annual Meeting. All options vest ratably over a three year term and have an exercise price equal to the fair market value of the common stock on the date of grant. As of September 30, 2007 and 2006, options to purchase 120,000 and 182,000 shares, respectively, were outstanding, and no options were available to be granted under this Plan. The 1996 Non-Employee Director Plan terminated on July 14, 2006, although that termination does not adversely affect any options outstanding under the Plan.

The 1998 Stock Option Plan

As amended on May 16, 2001, the 1998 Stock Option Plan is designed to provide employees with incentive or non-qualified options to purchase up to 600,000 shares of common stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. As of September 30, 2007 and 2006, options to purchase 355,500 and 337,500 shares, respectively, were outstanding, and 163,127 and 243,084 options, respectively, were available to be granted under this Plan.

The 2004 Stock Compensation Plan

The 2004 Stock Compensation Plan is designed to further the interests of the Company and its shareholders by providing incentives in the form of incentive or non-qualified stock options or restricted stock grants to key employees and non-employee directors who contribute materially to the success and profitability of the Company. Under this Plan, restricted stock grants are not considered outstanding options upon grant but are considered issued and outstanding stock. When restricted stock awards are forfeited they are considered as available for grant. The equity awards typically vest ratably over five years from the date of the grant. All outstanding grants vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. At the Company’s annual meeting of shareholders on May 24, 2007, the shareholders approved an amendment to the 2004 Stock Compensation Plan to authorize an additional 500,000 shares under the Plan. As of September 30, 2007 and 2006, options to purchase 277,000 and 355,200 shares respectively, were outstanding, and 652,200 and 144,000 shares, respectively, were available to be granted as options or restricted stock under this Plan.

The following table summarizes option and restricted stock grant activity from January 1, 2007 through September 30, 2007:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at December 31, 2006	413,284	819,100	$8.21	5.90
Options authorized	500,000	—	—
Options expired	43,043	(76,043)	10.88
Options granted	(278,000)	278,000	4.84
Options and restricted stock cancelled	137,000	(87,000)	5.24
Options exercised	—	(61,957)	5.15

Balance at September 30, 2007	815,327	872,100	$7.41	6.86

Options exercisable at September 30, 2007	—	401,686	$10.38	4.51

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2007 and 2006 was $3.06 and $4.72, respectively. The total intrinsic value of options exercised in the nine months ended September 30, 2007 and 2006 was $12,800 and $10,000, respectively. As of September 30, 2007, there was $887,000 of unrecognized compensation cost related to non-vested options that is expected to be recognized over a weighted average period of 1.3 years. The total fair value of options vested during the three months ended September 30, 2007 and 2006 was $167,000 and $114,000, respectively. The total fair value of options vested during the nine months ended September 30, 2007 and 2006 was $452,000 and $379,000, respectively.

The Company consistently used the binomial model for estimating the fair value of options granted in the nine month periods ended September 30, 2007 and 2006. The Company used historical data to estimate the option exercise and employee departure behavior used in the binomial valuation model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The risk-free rates for periods within the contractual term of the options are based on the U.S. Treasury stripped coupon interest in effect at the end of the quarter. Because the binomial valuation model accommodates multiple input values, the risk free interest rates and expected term rates used in calculating the fair value of the options, are expressed in ranges.

Following are the weighted-average and range assumptions, where applicable, used for each respective period:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(Binomial)		(Binomial)
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.09 to 4.78%	4.46 to 4.68%	4.09 to 5.12%	4.46 to 5.19%
Weighted-average expected volatility	59.4%	60.9%	59.1 to 60.7%	60.9%
Expected term	1.82 to 9.36 years	1.8 to 9.0 years	1.82 to 9.36 years	1.8 to 10.0 years
Respective service period	5 years	3 to 5 years	5 years	3 to 5 years

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

The Company recorded $18,000 and $36,000, respectively, in compensation expense related to the restricted stock that vested during the three month periods ended September 30, 2007 and 2006, respectively. The Company recorded $58,000 and $101,000 in compensation expense related to the restricted stock that vested during the nine month periods ended September 30, 2007 and 2006, respectively. As of September 30, 2007, there was $241,000 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. That cost is expected to be recognized over a period of 3.25 years.

Uncertain Tax Positions

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for and disclosure of uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with tax positions. The provisions of FIN 48 were effective January 1, 2007. The Company completed an assessment of FIN 48 and determined that FIN 48 did not have a material impact on its financial statements.

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

Recently Issued Financial Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 creates a fair value hierarchy, which prioritizes the inputs to be used in determining fair value. Companies are required to disclose relevant fair value information in their financial statements that allows users to assess inputs used to measure fair value, and the effect of those measurements on earnings for the periods presented. Companies are also required to separately reconcile the beginning and ending balances for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company believes that the adoption of SFAS 157 will not have a material impact on its financial statements.

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

NOTE C – NOTES PAYABLE

On June 20, 2005, the Company entered into a three-year $30 million revolving credit facility with two financial institutions. The credit facility is secured by substantially all of the Company’s assets and has an interest rate that varies between 200 and 300 basis points over LIBOR (5.12% as of September 30, 2007) depending on the quarterly results under the Company’s consolidated leverage ratio covenant. The credit facility agreement was amended in June 2007 to revise the funds flow coverage ratio. The available credit under the facility is subject to limitation based upon the consolidated leverage ratio of the Company. The amended credit facility requires the Company to maintain (a) a quarterly consolidated leverage ratio of not more than 2.50 to 1.00 for fiscal quarters ending June 30, 2006 and thereafter; (b) a funds flow coverage ratio of not less than 1.75 to 1.00 for the fiscal quarter ended June 30, 2007, and 2.00 to 1.00 for the fiscal quarter ending September 30, 2007 and thereafter; and (c) a tangible net worth at the end of each fiscal quarter beginning June 30, 2005, of at least $45 million plus 75% of cumulative net positive income generated after March 31, 2005. In addition, the interest and the unused fee will be the high end of the ranges allowed under the facility (300 basis points over LIBOR and 0.35%, respectively) until the funds flow coverage ratio returns to not less than 2.25 to 1.00 for two consecutive quarters. The credit facility places a number of restrictions on the Company, including without limitation: the paying of dividends, incurring additional indebtedness, making loans and investments, encumbering its assets, entering into a new business, and entering into certain merger, consolidation or liquidation transactions. The Company is in compliance with all the financial and non-financial covenants under the amended credit facility as of September 30, 2007.

Based on the Company’s current projections, there may be a need to request additional waivers of the minimum funds flow coverage ratio in future quarters. There can be no assurance that the Company’s lenders will issue a waiver or grant an amendment in those future periods.

As of September 30, 2007, the Company had the ability to borrow an additional $19.4 million under the facility, which takes into consideration the amounts already outstanding under the credit facility and certain letters of credit principally associated with the Company’s bonds payable.

The credit facility allows the Company to repurchase its common stock through open market purchases at prevailing market prices. During the first nine months of 2007 and in fiscal year 2006, the Company did not repurchase any shares of its common stock.

The credit facility expires in June 2008. There is no assurance that the Company’s lenders will renew or extend the credit agreement.

On August 20, 2007, the Company entered into a short-term agreement with AIG to finance the annual premiums under certain of its insurance contracts. The amount outstanding under the agreement was $931,000 at September 30, 2007. The agreement calls for equal monthly payments of principal and interest over a term of nine months, with the final payment due on May 1, 2008. The stated interest rate under the agreement is 5.63%.

NOTE D – LOSS PER SHARE

The following table sets forth the Company’s computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(In thousands, except per share data) (unaudited)
Basic
Numerator:
Net loss	$(645)	$(239)	$(1,575)	$(1,319)

Denominator:
Weighted average shares outstanding	6,420	6,339	6,390	6,338

Loss per common share, basic	$(0.10)	$(0.04)	$(0.25)	$(0.21)

Diluted
Numerator:
Net loss	$(645)	$(239)	$(1,575)	$(1,319)

Denominator:
Weighted average shares outstanding	6,420	6,339	6,390	6,338
Effect of dilutive securities - employee stock options	—	—	—	—

	6,420	6,339	6,390	6,338

Loss per common share, diluted	$(0.10)	$(0.04)	$(0.25)	$(0.21)

Options to purchase 846,956 and 814,277 shares of common stock for the three and nine month periods ended September 30, 2007, respectively, were not included in the computation of diluted earnings per common share, because the assumed proceeds per share were greater than the average market price, and therefore, were antidilutive. Options to purchase 721,100 and 488,800 shares of common stock for the three and nine-month periods ended September 30, 2006, respectively, were not included in the computation of diluted earnings per common share, because the options’ exercise prices were greater than the average market price of the common shares, and therefore, were anti-dilutive. The dilutive effect of 27,000 and 49,913 options with assumed proceeds per share less than the average market price, were not included for the three and nine month periods ended September 30, 2007, respectively, because the effect would be anti-dilutive due to the Company’s net loss for the period. The dilutive effect of 332,000 and 664,500 options with an exercise price less than the average market price of the common shares were not included for the three and nine month periods ended September 30, 2006, respectively, because the effect would be anti-dilutive due to the Company’s net loss for the period.

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

Future minimum lease payments expected to be received as of September 30, 2007 are as follows (in 000’s):

Year ending December 31
2007	$87
2008	354
2009	364
2010	375
2011	387
Thereafter	97

$1,664

Rental income, which is included in other income in the statements of operations, was approximately $90,000 and $212,000 for the three and nine months ended September 30, 2007, respectively.

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

Overview

We provide daily processing, assembly and delivery of reusable and disposable products and instruments required for surgery through our state-of-the-art, FDA-regulated service centers. Our integrated “closed-loop” process starts with daily delivery of reusable and disposable surgical supplies and instruments to the healthcare provider. After use, we pick up the reusable textiles, basins and instruments used in surgery and return them to our processing facility. Used products arriving at our processing facility are sorted, cleaned, inspected, packaged, sterilized, and subsequently, shipped back to the healthcare providers. In addition, we manage the instrumentation and supply chain of hospitals and surgery centers, including their central sterilization facilities.

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

Most of our surgical instrument supply arrangements with customers utilize instruments owned by Aesculap, Inc. (“Aesculap”), which receives an agreed upon fee for each procedure based on the number and kinds of procedures performed with its instruments and the number and combination of instruments used for each procedure. This arrangement allows us to limit our cost of capital for instrument programs. In addition to the Aesculap-owned instruments, we purchase surgical instruments from other vendors to service customers that have requirements that Aesculap cannot fulfill.

Our profitability is primarily determined by our revenues, the efficiency with which we deliver products and services to customers, and our ability to control our costs. We incurred operating and net losses for our three-month and nine-month periods ended September 30, 2007 and for our fiscal year ended December 31, 2006. Although sales to customers who predominantly purchase reusable textiles declined, we continue to see growth in other products sold with our ReadyCaseSM case cart management system (combining instruments, reusable textiles and disposable products). We are encountering compressed margins, primarily as a result of pricing pressures. During the current fiscal year, we also incurred increased product and production labor costs, severance, and management consulting fees for the business assessment and planning described below.

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

In the fourth quarter of 2006, we engaged a global management consulting firm to conduct an in-depth business assessment and develop specific plans to optimize our performance and growth. During the second quarter of 2007, we paid the management consulting firm $470,000 to assist us in developing a plan for improving the effectiveness of our sales and service organizations which involves reorganizing and retraining our sales force, developing a customer service and sales training function, and implementing a technology platform to support our sales force and customer service initiatives. We expect to incur significant costs over the remainder of 2007 and then additional costs on a continuing basis to implement the plan. We expect that the costs will relate primarily to compensation, training, travel and technology expenses associated with this reorganization as well as the implementation of technology. We expect these changes will generate revenue growth and, in the longer run, improve our financial performance. See “Certain Considerations – Our restructuring of our sales, service and operations might disrupt our business”.

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

Health Insurance Reserves. We offer employee benefit programs including health insurance to eligible employees. We retain a liability up to $85,000 annually for each health insurance claim. Our policy has an estimated annual aggregate liability limit of $3.2 million. We accrue health insurance costs using estimates to approximate the liability for reported claims and claims incurred but not reported. Using different estimates or assumptions could produce different reserve balances. If actual claim results exceed our estimates, our health insurance reserve would increase, which could adversely affect our results of operations.

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

Results of Operations

We operate on a 52-53 week fiscal year ending the Sunday nearest December 31. The prior year unaudited financial statements are reflected as of September 30, 2006 for presentation purposes only. The actual end of the prior year period was October 1, 2006. There are 39 weeks included for each of the nine month periods ended September 30, 2007 and 2006. There are 13 weeks included for each of the three month periods ended September 30, 2007 and 2006.

The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in our statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	80.4	76.9	77.9	76.5

Gross profit	19.6	23.1	22.1	23.5
Distribution expenses	6.7	6.3	6.7	6.5
Selling and administrative expenses	16.2	17.7	17.6	18.5

Loss from operations	(3.3)	(0.9)	(2.2)	(1.5)
Interest expense	1.4	1.5	1.5	1.3
Other income	(0.6)	—	(0.3)	—

Loss before income taxes	(4.1)	(2.4)	(3.4)	(2.8)
Income tax benefit	(1.3)	(1.4)	(1.2)	(0.9)

Net loss	(2.8)%	(1.0)%	(2.2)%	(1.9)%

Three and Nine Months Ended September 30, 2007 Compared to Three and Nine Months Ended September 30, 2006

Revenues. Revenues increased $40,000, or 0.2%, to $23.2 million for the three months ended September 30, 2007, compared to $23.1 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, revenues increased $211,000, or 0.3%, to $70.2 million compared to $70.0 million for the nine months ended September 30, 2006. The increase in revenues in the three month and nine month periods ended September 30, 2007 is primarily attributable to an increase in the growth of our ReadyCaseSM delivery system partially offset by pricing pressures from our competitors and a decline in sales to customers who predominately purchase reusable textiles.

Gross Profit. Gross profit decreased $786,000 and $910,000 for the three-month and nine-month periods ended September 30, 2007, respectively, as compared to the same periods in the prior year. As a percentage of revenues, gross profit decreased by 3.5 percentage points and 1.4 percentage points for the three-month and nine-month periods ended September 30, 2007, respectively, as compared to the same periods in the prior year. For both the three and nine months ended September 30, 2007, the decrease in gross profit was primarily due to continued pricing pressures from competitors, higher material costs from disposable products, higher workers’ compensation expenses, higher laundry and instrument labor costs, partially offset by lower amortization of reusable products and lower facility overhead costs.

Distribution Expenses. Distribution expenses for the three-month period ended September 30, 2007 were $1.6 million (6.7% of revenues) compared to $1.5 million (6.3% of revenues) for the three-month period ended September 30, 2006. The increase in distribution expenses for the three months ended September 30, 2007 when compared to the prior year is due to a fuel surcharge offset to fuel expense recorded in the three months ended September 30, 2006. Distribution expenses for the nine-month period ended September 30, 2006 were $4.7 million (6.7% of revenues) remained essentially unchanged when compared to the same period in the prior year.

Selling and Administrative Expenses. Selling and administrative expenses decreased $334,000, or 8.2%, to $3.7 million for the three months ended September 30, 2007 compared to $4.1 million for the same period in the prior year. Selling and administrative expenses for the three-month period ended September 30, 2007 were lower than the prior year primarily as a result of lower compensation costs and lower advertising costs, partially offset by higher professional service fees. Selling and administrative expenses decreased $496,000, or 3.8%, to $12.4 million for the nine-month period ended September 30, 2007 compared to $12.9 million for the same period in the prior year. Selling and administrative expenses for the nine-month period ended September 30, 2007 were lower than prior year primarily as a result of lower compensation costs of $1.1 million, lower convention related expenses of $190,000 and lower advertising expenses of $100,000 partially offset by severance expenses for our former President and CEO, $470,000 of expenses paid to the global management consulting firm engaged to assist us in developing a plan to improve our sales and service effectiveness, Sarbanes-Oxley compliance and internal audit related consulting fees of $182,000, and bad debt expense of $167,000.

Interest Expense. Interest expense for the three-month period ended September 30, 2007 was $331,000 and remained essentially unchanged when compared to the prior year. For the nine months ended September 30, 2007, interest expense increased $154,000, or 16.8%, to $1.1 million compared to the same period in the prior year. The higher expense when compared to last year is due primarily to higher average outstanding balances earlier in the year under our line of credit agreement and higher interest rates.

Other Income. Other income was $128,000 and $250,000 for the three-month and nine-month periods ended September 30, 2007, respectively, primarily as a result of rental income. Effective March 1, 2007, we entered into an agreement to lease to a third party a portion of our corporate headquarters under the terms of a non-cancelable operating lease.

Income Tax Benefit. Our effective tax rate is based on expected income and statutory tax rates in the various jurisdictions in which we operate. Income taxes are a function of our net income (loss) and effective tax rate. The effective tax rate for the three months ended September 30, 2007 was 32.4% compared to 56.7% for the three months ended September 30, 2006. For the nine months ended September 30, 2007, the effective tax rate was 34.2% compared to 31.8% for the nine months ended September 30, 2006. The primary reason for the higher effective tax rate in the three-month period ended September 30, 2006 when compared to the three-month period ended September 30, 2007 is due to adjusting the forecast for taxable income or loss for the year ended December 31, 2006. The primary reason for the lower effective tax rate in the nine months ended September 30, 2007 and 2006 was the effect of permanent differences on our taxable loss. Our effective tax rate depends upon our forecast of tax expense or benefit based upon the expected results for the fiscal year. Each quarter, we evaluate our forecasted fiscal year results and adjust our tax provision to reflect the effective tax rate on a cumulative basis. Our effective tax rate may increase or decrease during the remainder of 2007 depending upon actual results of operations.

Liquidity and Capital Resources

Our principal sources of capital have been cash flows from operations and borrowings under our revolving credit facility. As of September 30, 2007, we had approximately $434,000 in cash and cash equivalents, compared to approximately $283,000 as of December 31, 2006. In addition, as of September 30, 2007, we had $19.4 million available under our credit facility. Net cash provided by operating activities for the nine-month period ended September 30, 2007 was $5.4 million, compared to $6.4 million for the comparable period in 2006. Net cash from operations during the period ended September 30, 2007 is primarily attributable to depreciation and amortization expense of $2.5 million, reusable surgical products amortization of $3.9 million, an increase in our accounts payable of $1.2 million and an increase in employee-related and other accrued expenses of $835,000, partially offset by higher accounts receivable of $1.6 million, higher inventory levels of $818,000, and a net loss of $1.6 million.

Net cash used in investing activities during the nine months ended September 30, 2007 was $5.1 million the same as in the prior year period. Cash used in investing activities this year primarily related to purchases of property, plant and equipment and reusable surgical products. We estimate that our expenditures in 2007 for property, plant and equipment will be approximately $2.5 million. We estimate that our expenditures in 2007 for reusable surgical products will be approximately $5.5 million, an amount that may fluctuate depending on the growth of our business.

Net cash used in financing activities in the nine months ended September 30, 2007 was $149,000 compared to $1.4 million in 2006. Cash used was primarily a result of the repayment on our notes payable, mortgage payable and bonds payable offset by our borrowings on our notes payable and proceeds from the exercise of stock options.

We plan to reorganize and retrain our sales force, develop a customer service and sales training function, and implement a technology platform to support our sales force and customer service initiatives. As a result, we expect to incur significant additional costs over the remainder of 2007 and then more added costs on a continuing basis to implement the plan. We expect these changes will accelerate our growth and, in the longer run, improve our financial performance. We expect that these costs will be primarily related to compensation, training, travel and technology expenses associated with the reorganization, as well as the implementation of technology.

We have a three-year $30 million revolving credit facility with two financial institutions, which is scheduled to mature in June 2008, of which $2.7 million was outstanding at September 30, 2007. The amount available under the revolving credit facility is limited by letters of credit principally associated with our bonds payable described below. The facility was amended in June 2007 to revise the funds flow coverage ratio. We are in compliance with all the financial and non-financial covenants under the amended credit facility as of September 30, 2007. Based on our current projections, we may need to request a waiver or an amendment to the minimum funds flow coverage ratio in future quarters. There can be no assurance that our lenders will issue a waiver or grant an amendment in those future periods. As of September 30, 2007, we had the ability to borrow an additional $19.4 million under the facility, which takes into consideration the amounts already outstanding under the credit facility and certain letters of credit principally associated with the bonds payable.

The credit facility is secured by substantially all of our assets and has an interest rate that varies between 200 and 300 basis points over LIBOR (5.12% as of September 30, 2007) depending on the quarterly results under our consolidated leverage ratio covenant, as well as an unused availability fee. The available credit under the facility is subject to limitation based upon our consolidated leverage ratio. The amended credit facility requires us to maintain (a) a quarterly consolidated leverage ratio of not more than 2.50 to 1.00 for fiscal quarters ending June 30, 2006 and thereafter; (b) a funds flow coverage ratio of not less than 1.75 to 1.00 for the fiscal quarter ended June 30, 2007, and 2.00 to 1.00 for the fiscal quarter ending September 30, 2007 and thereafter; and (c) a tangible net worth at the end of each fiscal quarter beginning June 30, 2005, of at least $45 million plus 75% of cumulative net positive income generated after March 31, 2005. The credit facility places a number of restrictions on us, including without limitation: the paying of dividends, incurring additional indebtedness, making loans and investments, encumbering our assets, entering into a new business, and entering into certain merger, consolidation or liquidation transactions. The credit facility expires in June 2008. There can be no assurance that our lenders will renew or extend the credit agreement.

We are also obligated under a mortgage from our primary lenders for approximately $4.3 million, which we incurred to finance the purchase of our corporate headquarters. The mortgage has a term of five years and an amortization schedule based on 20 years, with a balloon payment of $3.6 million in 2010. The mortgage bears an interest rate of 250 basis points over LIBOR.

We have outstanding public bonds that we issued to fund the construction of two of our reusable processing facilities. Interest expense on these bonds adjusts based on rates that approximate LIBOR (5.3% at September 30, 2007). Starting in 2004, we began amortizing the bonds through quarterly payments of $165,000. Balloon principal payments of $3.1 million are due on the bonds in 2014. The bonds are secured by the two reusable processing facilities and backed by letters of credit issued by a financial institution. We paid a commitment fee of approximately $111,000 (125 basis points) for the letters of credit for 2007. The letters of credit must be renewed in January of each year through maturity in 2014. We expect that our banks will renew the letters of credit in January 2008 only through June 2008, the scheduled expiration of the credit agreement. We believe we will be able to extend the credit agreement for another year after June 2008; however, there is no assurance that the credit facility will be renewed or extended after June 2008.

On August 20, 2007, we entered into a short-term agreement with AIG to finance the annual premiums uncertain of our insurance contracts. The amount outstanding under the agreement was $931,000 at September 30, 2007. The agreement calls for equal monthly payments of principal and interest over a term of nine months, with the final payment due on May 1, 2008. The stated interest rate under the agreement is 5.63%.

We believe that our existing cash and cash equivalents together with expected cash provided by operations and the revolving credit facility will be adequate to finance our operations. Although it is difficult for us to predict our future liquidity needs with certainty. Our ability to continue accessing the credit facility might depend on our ability to comply with or satisfactorily restructure the funds flow coverage financial covenant term and our lenders’ willingness to renew our credit facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our principal exposure to market risk is change in interest rates under our various debt instruments and borrowings. The outstanding balance under our revolving credit facility was approximately $2.7 million as of September 30, 2007. The credit facility’s interest rate varies between 200 and 300 basis points over LIBOR (5.12% as of September 30, 2007), depending on our leverage ratio (earnings coverage of debt). We are subject to changes in our interest expense on this facility based on fluctuations in interest rates. Assuming an outstanding balance of this facility of $2.7 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $6,750 per quarter.

The outstanding balance under our real estate mortgage was approximately $4.3 million as of September 30, 2007. The mortgage bears an interest rate of 250 basis points over LIBOR. Assuming an outstanding balance of this facility of $4.3 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $10,750 per quarter.

Interest on our bonds that financed two of our facilities is at a rate that approximates LIBOR. We are subject to changes in our interest expense on these bonds based on fluctuations in interest rates. Assuming an outstanding balance of these bonds of $7.2 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $18,000 per quarter.

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

Our restructuring of our sales, service and operations might disrupt our business. Over the next several months, we expect to continue implementing recommendations of our management consulting firm for a reorganization of our sales, service and operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”. We are subject to risks that the reorganization might not be successful, and might result in business disruption and higher costs than anticipated.

We might need additional capital in the future, which might not be available; potential impact of covenant default. Our business is capital intensive and requires annual capital expenditures for additional surgical products. Should we need or otherwise decide to raise additional funds, we may not be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competitive pressures or unanticipated requirements or otherwise support our operations. Based on our current projections, we may need to request a waiver or an amendment to the minimum funds flow coverage ratio in future quarters, which might not be available. Our bank credit facility expires in June 2008. We may not be able to renew or extend the agreement. If we are unable to extend or renew the credit agreement the letter of credit supporting the industrial revenue bonds may not be renewed. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

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

The loss of a significant customer or purchasing organization could adversely affect our operating results. During the nine-month period ended September 30, 2007, hospitals belonging to three group purchasing organizations (“GPOs”), Novation, LLC, HealthTrust Purchasing Group, L.P. and MedAssets, Inc. accounted for approximately 61% of our sales. No single healthcare provider accounts for more than 8% of our sales. Our business with these GPOs is pursuant to short-term agreements, which are subject to renewal from time to time through competitive processes. Although each GPO member hospital currently makes its purchasing decisions on an individual basis, the loss of a substantial portion of the GPO hospitals’ business would adversely affect our revenues and results of operations.

Intense competition in the markets in which we operate could adversely affect us. Our business is highly competitive. Competitors include a number of distributors and manufacturers, as well as the in-house reprocessing operations of hospitals. Certain of our existing and potential competitors possess substantially greater resources than we possess. Some of our competitors, including Allegiance Corporation (a subsidiary of Cardinal Health, Inc.) and Medline Industries, Inc., serve as the sole supplier of a wide assortment of products to a significant number of hospitals. While we have a substantial array of surgical products, many of our competitors have a greater number of products for the entire hospital, which in some instances is a competitive disadvantage for us. There is no assurance that we will be able to compete effectively with existing or potential competitors.

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

Reports on Form 8-K

We filed a report on Form 8-K dated August 6, 2007 to furnish information related to our announcement of our operating results for our second quarter period ended June 30, 2007 (pursuant to Item 2.02 of Form 8-K).

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

SRI/SURGICAL EXPRESS, INC.

Date: November 5, 2007	By:	/s/ Wallace D. Ruiz
Sr. Vice President and Chief Financial Officer