Form 10-K
period 2007-12-31
SRI SURGICAL EXPRESS INC
filed 2008-03-26
CIK 1014041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing sale price of the common stock on June 30, 2007, as reported on the NASDAQ Global Market, was approximately $21,900,000. For purposes of this determination, the registrant excluded shares of common stock known to be held by officers, directors, and 10% shareholders, because those persons might be deemed affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The registrant had 6,470,978 shares of common stock outstanding as of February 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated.

Portions of the Proxy Statement for the registrant’s 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SRI/SURGICAL EXPRESS, INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2007

PART I

Item 1.	Business

This Annual Report on Form 10-K, other documents that we publicly disseminate, and oral statements that are made on our behalf might contain both statements of historical fact and forward-looking statements. These forward-looking statements do not guarantee future performance, and our actual results could differ materially from those indicated by the forward-looking statements. Examples of forward-looking statements include: (i) projections of our revenue, earnings, capital structure, and other financial items, (ii) statements of our plans and objectives, (iii) statements of our expected future economic performance, and (iv) assumptions underlying our statements regarding SRI/Surgical Express, Inc. and our business. Among the factors that could cause or contribute to differences are those discussed below under the section entitled “Risk Factors”. We do not undertake to update our forward-looking statements.

The Company

SRI Surgical Express, Inc. (“SRI Surgical”, the “Company”, “we”, “us” or “our”) provides operating room (“OR”) supply chain and central sterilization management solutions to hospitals and surgery centers across the United States. Our solutions include daily processing, assembly and delivery of reusable and disposable supplies and instruments that our hospital customers require for surgery through state-of-the-art service facilities regulated by the Food and Drug Administration (“FDA”). We believe that this service establishes new benchmarks for hospital efficiency and OR productivity. We also believe that our daily delivery of surgical supplies and instruments improves our hospital customers’ OR turnover and throughput and that our consistently high product quality and service levels enhance their physician and staff satisfaction and employee retention. Our surgical instruments’ functionality and availability help ensure patient safety through standardized patient care. Our data management tools, such as ReadyView, facilitate our customers’ best-practice decisions that drive their overall performance and profitability. The Company only has one reporting segment.

Our unique service model makes high-quality reusable textiles and basins viable, competitively priced alternatives to single-use disposable products. We offer an extensive reusable product offering designed to meet the requirements of the procedure and the physician, including gowns, back table and Mayo stand covers, towels, procedure and patient drapes and basin sets. We provide daily delivery, retrieval, processing, inspection, assembly and sterilization of reusable textiles from ten processing service facilities located strategically across the United States. We use technologically advanced materials in our gowns and drapes to provide unmatched comfort and exceptional barrier protection. Because our products are prepackaged to our customers’ specific requirements, we do not include excess items that drive up costs and increase waste. Our patented Radio Frequency Identification (“RFID”) process allows us to track product usage and test barrier properties at specified intervals. Reusable surgical products reduce the amount of environmental waste generated by our hospital customers. For situations in which disposable products are necessary, customized disposable accessory packs supplement our reusable textiles to provide our customers a complete OR supply solution. Our disposable products are assembled in our U.S.-based assembly facility.

We also offer expert daily instrument processing at both our facilities (off-site) and our customer’s facilities (on-site). This innovative service provides customized, high-quality surgical instrument sets on a per-procedure fee basis. Sets processed at our FDA-regulated facilities have a consistently high level of quality built into every set. Our highly trained instrument-processing technicians follow a thorough inspection and cleaning process to help ensure that the instruments are in proper working order. We assure instrument availability and functionality, which offers our customers an opportunity to achieve high efficiency levels. We can also oversee management of a hospital’s instrument processing and central sterilization services. In this setting, by using our expertise in implementing and managing FDA-regulated instrument processing facilities, we can deliver desired quality and performance levels that our customers seek.

Our integrated “closed-loop” process starts with daily delivery of reusable and disposable surgical supplies and instruments to the healthcare provider to support their surgical schedule. At the same time, we pick up the reusable textiles, basins, and instruments used in surgery and return them to our processing facility. Used products arriving at our processing facility are sorted, cleaned, inspected, packaged, sterilized, and subsequently, shipped back to the healthcare providers. This “closed-loop” system eliminates the need for healthcare providers to stock on-hand inventory and greatly simplifies our customers’ surgical supply chain process. This process also allows healthcare providers to reduce medical waste disposal costs and increase the quality of products used by their staff and physicians. Additionally, with our daily just-in-time delivery model, our customers’ working capital requirements are favorably affected by their ability to carry less on-hand inventory of disposable products to support their surgical procedures.

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

Market

Since our introduction in the early 1990’s of reusable surgical gowns and drapes of exceptional quality for healthcare providers’ use, we have added custom disposable surgical packs to our product offering. In recent years, we have supplied and reprocessed high quality surgical instruments for our customers. Our ability to offer reusable surgical gowns and drapes, custom disposable surgical packs and reusable surgical instruments enables us to supply most everything our customers require for surgical procedures.

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

Concern Regarding the Transmission of Infectious Diseases. The healthcare industry must manage the risk of infectious disease. These concerns increase the need for surgical barrier fabrics that protect surgeons and surgical staff from bloodborne pathogens. Our line of ComfortSureTM gowns helps to prevent liquid and viral strike-through in critical areas during surgical procedures. Additionally, our FDA—regulated processes for decontamination and reprocessing of surgical instrumentation enables healthcare providers to better manage the risk of transmission of infectious diseases.

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

Customers

As of December 31, 2007, we served a customer base of approximately 350 hospitals and surgery centers located throughout the United States. Our strategy is to further expand upon the supply chain management needs of our current customer base, and grow our customer base by focusing on hospitals and surgery centers that are surgical procedure intensive.

We maintain short-term agreements to supply several group purchasing organizations (“GPOs”), including Novation, LLC, HealthTrust Purchasing Group, L.P., MedAssets, Inc., Broadlane, Inc. (for Tenet Healthcare Corporation), Consorta, Inc., Premier Purchasing Partners, L.P., and Shared Services Healthcare, Inc. Novation is the supply company for Voluntary Hospitals of America, Inc. and University HealthSystem Consortium. HealthTrust Purchasing is a GPO representing over 4,300 hospitals and surgery centers. MedAssets is the largest independent purchasing group in the United States. Tenet owns and operates 54 acute care hospitals in 12 states. Consorta is a leading healthcare resource management and GPO, with shareholders consisting of faith-based or non-profit health systems. Premier has more than 1,500 member hospitals and 47,000 other healthcare sites. Shared Services is a southeastern GPO. Through these relationships our products and services are potentially available to the vast majority of providers and surgery centers in our service areas. We continue to pursue additional GPO contracts that would allow us opportunities to further penetrate the healthcare market.

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

We implemented RFID technology in our ten processing facilities. RFID technology is a method for identifying and tracking objects based on the use of a small tag that stores a unique code. We incorporated

“multi-read” RFID tags into our reusable surgical gowns and drapes, which allow us to replace the use of labor-intensive bar code scanning to track product usage. This technology offers us improved inventory control and monitoring of product quality. SRI holds a patent covering this process.

We contract with third-party vendors for cutting and sewing of gowns and drapes. In August 1998, we signed a ten-year sales and manufacturing agreement with Standard Textile Co., Inc. (“Standard Textile”), under which Standard Textile manufactures most of our reusable textile products, which expires in August of this year. We are discussing an extension of this agreement with Standard Textile and we also continue to explore other alternatives.

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

Our instrument-processing program, called AccuSetSM, offers our customers the benefit of consistently available surgical instruments processed at an FDA-regulated facility. Our thorough cleaning and inspection process assures that surgical instruments are functional and meet rigorous quality standards. We offer general, laparoscopic, orthopedic, arthroscopic, ophthalmic, neuro, ENT (ear, nose and throat) and L&D (labor and delivery) instrument processing at our facilities. We have introduced an overnight instrument processing program, ReadyCaseSM OnDemand. The program makes available to hospitals and surgery centers additional processing capabilities at our FDA-regulated facilities should they find themselves in sudden need. As of December 31, 2007, we serviced instrument programs at 72 hospitals.

We offer instruments as part of the AccuSetSM program pursuant to a Joint Marketing Agreement with Aesculap, Inc. (“Aesculap”), one of the oldest and largest worldwide suppliers of surgical instruments. In March 2003, we signed a 10-year Joint Marketing Agreement with Aesculap whereby Aesculap provides most of the surgical instruments our customers use in their procedures. Aesculap furnishes the majority of the surgical instruments that we deliver to our customers. Aesculap receives an agreed upon fee from each procedure based on the number and kinds of procedures performed with its instruments and the number and combination of instruments used for each procedure. We have also developed vendor relationships with many leading manufacturers of surgical instruments to procure instrumentation preferred by our customers and that Aesculap does not manufacture. These vendor relationships expand the range of solutions that we offer our customers. We expect our instrument-processing program will continue to grow and, as a result, we expect our instrument inventory will continue to grow.

ReadyCaseSM, our surgical supply and instrument delivery system, combines reusable products, disposable packs, surgical instruments, and physician preference items to provide most of the products required for a surgical procedure. The system allows hospital customers to develop and implement best practice protocols. We believe that ReadyCaseSM is the most complete case cart system available in the market. By delivering a high percentage of surgical products and instruments used in a procedure, ReadyCaseSM offers our customers the potential to reduce their supply chain management costs, improve their operational efficiency, and increase their revenue by improving throughput in their surgical area. ReadyCaseSM customers are able to view and analyze cost per procedure data and identify product standardization opportunities through our proprietary web portal.

We also provide an outsource solution for our customers’ instrument processing and sterilization needs. Utilizing our expertise in managing FDA-regulated instrument processing facilities, we offer cost-effective management of hospital and surgery center instrumentation supply chain and central sterilization facilities.

Employees

As of December 31, 2007, we employed 860 people. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.

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

Our reusable products are regulated as medical devices by the FDA, which regulates the development, production, distribution, and promotion of medical devices in the United States. Various states in which we do business also regulate medical devices. Pursuant to the Federal Food, Drug and Cosmetics Act (the “FDA Act”), our medical devices are subject to general controls regarding FDA inspections of our facilities, current Good Manufacturing Practices (“cGMP’s”), the Quality System Regulations (“QSR”), labeling, maintenance of records, and medical device reporting with the FDA. To the extent required, we have obtained FDA pre-market approval of our devices under Section 510(k) of regulations issued under the Code of Federal Regulations (“CFR”), which provides for FDA approval on an expedited basis for products shown to be substantially equivalent to devices already cleared by the FDA and currently legally marketable in the United States. Products must be produced in establishments registered with the FDA and manufactured in accordance with the QSR, as defined under the FDA Act. In addition, our medical devices must be initially listed with the FDA, and our labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The Medical Device Reporting regulation obligates us to provide information to the FDA on serious injuries or deaths alleged to have been associated with the use of a product or in connection with certain product failures that could have caused serious injury or death. If we fail to comply with the applicable provisions of the FDA Act, the FDA may institute proceedings to detain or seize products, impose fines, enjoin future company activities, impose product labeling restrictions, or enforce product recalls or withdrawals from the market.

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

In addition, other federal, state and local regulatory authorities, including those enforcing laws which relate to the environment, fire hazard control, and working conditions, have jurisdiction to take actions that could have a material adverse effect on us. We make expenditures from time to time to comply with environmental regulations, but do not expect to make any material capital expenditures for environmental compliance during 2008. However, current environmental estimates could be modified as a result of changes in our plans, legal requirements or other factors.

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

Our restructuring of our sales, service and operations might disrupt our business. We are in the process of implementing recommendations of our management consulting firm for a reorganization of our sales, service and operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Overview”. We are subject to risks that the reorganization might not be successful, and might result in business disruption and higher costs than anticipated.

We may need additional capital in the future, which might not be available; potential impact of covenant default. Our business is capital intensive and requires annual expenditures for additional surgical products. Should we need or otherwise decide to raise additional funds, we may not be able to obtain financing on favorable terms, if at all. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competitive pressures or unanticipated requirements or otherwise support our operations. As of December 31, 2007, we were unable to comply with certain financial covenants in our credit facility. The financial institutions providing the credit facility waived the requirement to meet these covenants as of December 31, 2007 and amended the amount of the credit facility and covenants thereafter. There can be no assurance that our lenders will issue a waiver or grant an amendment in future periods. The revolving credit facility expires in June 2008. We are negotiating an extention of the existing credit facility or a new credit facility to commence prior to the expiration of the current credit facility. We may not be able to extend or renew the credit facility, which would adversely affect us. Our continuing access to that facility depends on our ability to comply with or satisfactorily restructure these financial covenants, which is not assured. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

We rely on key suppliers. We rely on Aesculap as our major source of supply of instruments for our instrument processing programs. Any failure of Aesculap to furnish instruments for any reason would materially and adversely affect our ability to service these programs until we secured one or more alternative suppliers. We also have a procurement agreement with Standard Textile as our supply source for our reusable surgical products through August 2008. If Standard Textile were unable to perform under this agreement, or if we are unable to extend this agreement beyond August 2008 or find a suitable alternative, we would be materially and adversely affected.

The loss of a significant customer or purchasing organization could adversely affect our operating results. During the year ended December 31, 2007, hospitals belonging to three group purchasing organizations (“GPOs”), Novation, LLC, HealthTrust Purchasing Group, L.P. and MedAssets, Inc. accounted for approximately 63% of our sales. One customer, a healthcare provider, accounted for approximately 11% of our revenues in 2007. Our business with these GPOs is pursuant to short-term agreements, which are subject to renewal from time to time through competitive processes. Although each GPO member hospital currently makes its purchasing decisions on an individual basis, the loss of a substantial portion of the GPO hospitals’ business would adversely affect our revenues and results of operations.

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

The loss of key executives and employees could adversely affect us. Our success depends upon the contributions of executives and key employees. The loss of executives and certain key employees in sales, operations and marketing could have a significant adverse effect on our ability to penetrate our markets, operate efficiently, and develop and sell new products and services. We also believe our success will depend in large part upon our ability to attract and retain additional highly skilled personnel. In January 2008, we appointed a new Chief Executive Officer to lead the Company.

Our ability to effectively grow depends on our ability to improve our operational systems. We have expanded our operations since inception and expect to expand to pursue existing and potential market opportunities. This growth places a significant demand on management, financial and operational resources. To manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis and continue to invest in the operational infrastructure of our business.

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

We also operate a disposable accessory products facility in Plant City, Florida, where we assemble and package single-use surgical products into customized disposable accessory packs. We transport these disposable accessory packs to a third-party facility for sterilization before they are sent to our processing facilities for final delivery.

We own our Chattanooga, Cincinnati, Houston, and Stockton processing facilities and our corporate headquarters facility; we lease the remaining processing facilities, service centers, and the disposable accessory products facility.

We believe that our existing facilities adequately serve our current requirements. The table below summarizes our properties and the major markets they serve as of December 31, 2007:

	Square Footage (Approx.)	Lease Expiration	Selected Markets Served
Processing Facilities:
Baltimore, Maryland	58,700	May 31, 2012 (Options to 2022)	Baltimore, Philadelphia, Richmond, New Jersey

Chattanooga, Tennessee	50,000	Owned	Atlanta, Birmingham, Nashville

Cincinnati, Ohio	50,000	Owned	Columbus, Cincinnati, Louisville, Lexington, Detroit, Cleveland

Dallas, Texas	53,000	March 31, 2008 (Options to 2010)	Dallas, Oklahoma City, Tulsa

Houston, Texas	30,000	Owned	Houston, San Antonio, Austin

Los Angeles, California	30,400	November 30, 2012	San Diego, Los Angeles

Raleigh, North Carolina	63,500	March 31, 2012 (Options to 2022)	South Carolina, North Carolina

Salt Lake City, Utah	31,800	July 6, 2009	Utah, Idaho

Stockton, California	57,000	Owned	Sacramento, San Francisco, Oakland

Tampa, Florida	63,000	January 23, 2012 (Options to 2032)	Florida

Service Centers:
Detroit, Michigan	7,300	November 30, 2012

Louisville, Kentucky	10,000	December 31, 2010

Miami, Florida	4,000	January 31, 2009

Oklahoma City, Oklahoma	3,600	February 28, 2009

Disposable Products:

Plant City, Florida	40,800	February 28, 2010 (Options to 2013)

Corporate Office:
Tampa, Florida	42,000	Owned

Item 3.	Legal Proceedings

From time to time, we are subject to legal proceedings that arise in the ordinary course of our business. We do not believe these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, or cash flow.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of 2007.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

Our common stock trades publicly on The NASDAQ Stock Market LLC (NASDAQ Global Market) (the “NASDAQ”) under the symbol “STRC”. On February 29, 2008, there were approximately 38 holders of record of our common stock. The table below sets forth the high and low sales prices for our common stock for fiscal years 2006 and 2007, as reported on the NASDAQ.

Common Stock Price Range

Year ended December 31, 2006	High	Low
First quarter	$6.90	$5.61
Second quarter	$7.44	$5.01
Third quarter	$6.78	$4.10
Fourth quarter	$5.50	$3.86

Year ended December 31, 2007
First quarter	$6.34	$4.40
Second quarter	$5.95	$4.31
Third quarter	$6.50	$4.01
Fourth quarter	$7.40	$3.67

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

Stock Performance Graph

The following graph shows a comparison of our cumulative total shareholder return, NASDAQ Global Market (U.S.), and the NASDAQ Health Care Index. This graph assumes that $100 was invested on December 31, 2002 in our common stock and in the other indices and in each case, assumes reinvestment of all dividends. Historic stock price performance does not necessarily indicate future stock price performance.

Item 6.	Selected Financial Data

The following table contains certain selected financial data that have been derived from our audited financial statements. The data should be read in conjunction with the Financial Statements and Notes thereto incorporated into Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” incorporated into Item 7.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Statement of operations data:
Revenues	$94,201	$93,831	$91,734	$91,310	$86,474
Cost of revenues	73,947	71,534	68,554	68,412	64,712

Gross profit	20,254	22,297	23,180	22,898	21,762

Distribution expenses	6,394	6,327	6,261	6,135	5,946
Selling and administrative expenses	17,775	17,574	15,092	15,436	15,086
Impairment of goodwill	—	—	—	5,244	—

Income (loss) from operations	(3,915)	(1,604)	1,827	(3,917)	730
Interest expense	1,385	1,206	1,197	1,015	1,090
Other income	(342)	—	—	—	—

Income (loss) before income taxes	(4,958)	(2,810)	630	(4,932)	(360)
Income tax expense (benefit)	(1,765)	(857)	237	66	139

Net income (loss)	$(3,193)	$(1,953)	$393	$(4,998)	$(499)

Basic earnings (loss) per common share:
Earnings (loss) per common share	$(0.50)	$(0.31)	$0.06	$(0.80)	$(0.08)

Basic earnings (loss) per diluted share:
Earnings (loss) per diluted share	$(0.50)	$(0.31)	$0.06	$(0.80)	$(0.08)

Weighted average common shares outstanding:
Basic	6,399	6,338	6,277	6,263	6,265

Diluted	6,399	6,338	6,311	6,263	6,265

Balance sheet data (at end of period):
Reusable surgical products, net	$19,416	$20,954	$22,416	$23,506	$22,035
Total assets	71,968	74,354	76,432	80,686	85,567
Notes payable	2,493	2,497	3,229	4,981	7,009
Mortgages payable	4,286	4,524	4,763	—	—
Bonds payable	7,060	7,720	8,380	9,040	9,700
Obligation under capital lease	—	—	6	4,987	4,515
Total liabilities	27,342	27,636	28,349	33,372	33,255
Shareholders’ equity	44,626	46,718	48,083	47,314	52,312

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read with our financial statements and Notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains trend analysis and might contain forward-looking statements. These statements are based on current expectations and actual results might differ materially. Among the factors that could cause actual results to vary are those described in the “Overview” section below and in Item 1A.—Risk Factors.

Overview

We provide daily processing, assembly and delivery of reusable and disposable products and instruments required for surgery through our state-of-the-art, FDA-regulated service centers. Our integrated “closed-loop” process starts with daily delivery of reusable and disposable surgical supplies and instruments to healthcare providers. At the same time, we pick up the reusable textiles, basins and instruments used in surgery and return them to our processing facility. Used products arriving at our processing facility are sorted, cleaned, inspected, packaged, sterilized, and subsequently, shipped back to the healthcare providers. In addition, we manage the instrumentation and supply chain of hospital and surgery centers, ORs and their central sterilization facilities.

We believe our facilities are strategically situated to capitalize on future market opportunities. These facilities have significant available capacity to access more of the national market.

We derive our revenue from the sale and servicing of reusable and disposable surgical products and instruments and the management of our customers’ supply chain. Reusable products include linens (gowns, towels and drapes) and basins (stainless steel cups, carafes, trays and basins). Disposable accessory packs supplement the reusable products with highly customizable components. We sell our products and services through a direct sales force located throughout most of the major markets in the United States. Our revenue growth is primarily determined by the number of customers, the number and type of surgical procedures that we service for each customer, and pricing for our various types of surgical packs and procedures. Revenues are recognized as products and services are delivered, generally daily. We incur most of our cost of revenues from processing the reusable surgical products and instruments at our processing facilities.

Most of our surgical instrument supply arrangements with customers utilize instruments owned by Aesculap, Inc. (“Aesculap”), which receives an agreed upon fee for each procedure based on the number and kinds of procedures performed with its instruments and the number and combination of instruments used for each procedure. This arrangement allows us to limit our cost of capital for instrument programs. In addition to the Aesculap-owned instruments, we purchase surgical instruments from other vendors to service customers who have requirements that Aesculap cannot fulfill. We expect instrument revenues will continue to grow and, as a result, we expect our instrument inventory will continue to grow.

Our profitability is primarily determined by our revenues, the efficiency with which we deliver products and services to customers, and our ability to control our costs. We incurred operating and net losses in 2007, as our revenues were short of expectations and we experienced lower margins. Although sales to customers who predominantly purchase reusable textiles declined, we continue to see growth in other products sold with our ReadyCaseSM case cart management system (combining instruments, reusable textiles and disposable products). We are encountering compressed margins, primarily as a result of industry pricing trends. During 2007, we also incurred increased product and production labor costs, severance, and management consulting fees for the business assessment and planning described below.

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

In the fourth quarter of 2006, we engaged a global management consulting firm to conduct an in-depth business assessment and develop specific plans to optimize our performance and growth. During the second quarter of 2007, we re-engaged the management consulting firm to assist us in developing a plan for improving the effectiveness of our sales and service organizations which involves reorganizing and retraining our sales force, developing a customer service and sales training function, and implementing a technology platform to support our sales force and customer service initiatives. We incurred $600,000 in 2007 as a result of this effort and expect to incur additional costs on a continuing basis to implement the plan. We expect that the costs will relate primarily to compensation, training and travel expenses associated with this reorganization as well as the implementation of technology. We expect these changes will generate revenue growth and, in the longer run, improve our financial performance. See “Certain Considerations—Our restructuring of our sales, service and operations might disrupt our business”.

We continue to seek ways to improve the efficiency and effectiveness of our operations. During the year we completed a lean transformation at our Tampa and Cincinnati facilities. This process involved a review of every element of our operations to identify cost savings opportunities and generate efficiencies. We will continue to roll out the resulting cost-saving measures to our other facilities. We expect this initiative to have a positive impact on our performance in the years ahead.

In January 2008, we appointed a new Chief Executive Officer to lead the Company.

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions, and estimates that affect the amounts reported in our financial statements and accompanying notes. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that these estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. Note B to our financial statements describes the significant accounting policies and methods that we use in preparing our financial statements. We identified the following critical accounting policies that affect the more significant judgments, assumptions and estimates used in preparing our financial statements.

Allowance for Doubtful Accounts. Our allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the overall aging of the balances, and the financial stability of the customer. The use of different estimates or assumptions could produce different allowance balances. If a major customer’s creditworthiness deteriorates or customer defaults run at a rate higher than historical experience, we would be required to increase this allowance, which could adversely affect our results of operations.

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

Health Insurance Reserves. We offer employee benefit programs including health insurance to eligible employees. We retain a liability up to $85,000 annually for each health insurance claim. Our policy has an estimated annual aggregate liability limit of $3.1 million. We accrue health insurance costs using estimates to approximate the liability for reported claims and claims incurred but not reported. Using different estimates or assumptions could produce different reserve balances. If actual claim results exceed our estimates, our health insurance reserve would increase, which could adversely affect our results of operations.

Workers’ Compensation Insurance Reserve. Our workers’ compensation insurance program is a large dollar deductible, self-funded plan. We retain a liability of $250,000 for each claim occurrence. Our policy has an annual aggregate liability limit of $1.5 million. We base our reserve on historical claims experience and reported claims. We accrue workers’ compensation insurance costs using estimates to approximate the liability for reported claims and claims incurred but not reported. We review this reserve quarterly. If actual claims differ from our estimates, the reserve would increase or decrease accordingly, which could adversely affect our results of operations.

Income Taxes. Our effective tax rate is based on our losses and statutory tax rates in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and evaluating our tax positions. Our effective tax rate depends upon our forecast of results for the fiscal year. Each quarter, we evaluate our forecasted fiscal year results and adjust our tax provision to reflect the effective tax rate on a cumulative basis. This rate is applied to our quarterly operating results. Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards Statement No. 109, Accounting for Income Taxes (“SFAS 109”). In accordance with SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in operations in the period that includes the enactment date of the rate change. The tax benefits must be reduced by a valuation allowance in certain circumstances. Realization of the deferred tax benefits is dependent on generating sufficient taxable income prior to expiration of any net operating loss carry-forwards. We periodically review deferred tax assets for recoverability, and provide valuation allowances as necessary.

Stock-Based Compensation. In accordance with the Statements of Financial Accounting Standards Statement No. 123R, Share-Based Payment, (“SFAS 123R”) and the Security and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”), we began recognizing stock-based compensation expense in our consolidated statements of operations on January 1, 2006. We have elected to use the binomial model to determine the fair value of our issued options. Option pricing models require the input of subjective assumptions, including the expected life of the option, the price volatility of the underlying stock, expected interest rates and forfeitures. If actual results differ significantly from our assumptions, stock-based compensation could increase or decrease. For further discussion of our stock-based compensation, see Note B-Summary of Significant Accounting Policies—Stock-Based Compensation and Note J—Stock Options to the financial statements.

Recently Issued Accounting Standards

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

Results of Operations

We operate on a 52-53 week fiscal year ending the Sunday nearest December 31st. The financial statements are reflected as of December 31, 2007, 2006, and 2005 for presentation purposes only. The actual end of each period was December 30, 2007, December 31, 2006, and January 1, 2006, respectively. There are 52 weeks in each the years presented.

The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in our statements of income:

	Years Ended December 31,
	2007	2006	2005
Revenues	100.0%	100.0%	100.0%
Cost of revenues	78.5	76.2	74.7

Gross profit	21.5	23.8	25.3
Distribution expenses	6.8	6.7	6.8
Selling and administrative expenses	18.9	18.8	16.5

Income (loss) from operations	(4.2)	(1.7)	2.0
Interest expense	1.5	1.3	1.3
Other income	(0.4)	—	—

Income (loss) before income taxes	(5.3)	(3.0)	0.7
Income tax expense (benefit)	(1.9)	(0.9)	0.3

Net income (loss)	(3.4)%	(2.1)%	0.4%

Year ended December 31, 2007 compared to year ended December 31, 2006

Revenues

Revenues increased $370,000, or 0.4%, to $94.2 million for the year ended December 31, 2007, compared to $93.8 million for the year ended December 31, 2006. The increase in revenues is primarily attributable to the growth of our ReadyCaseSM delivery system and on-site management of hospital and surgery center instrumentation supply chain and central sterilization services, partially offset by industry pricing trends and a decline in our sales to customers who predominantly purchase reusable textiles.

Gross Profit

Gross profit decreased $2.0 million, or 9.2%, to $20.2 million for the year ended December 31, 2007 compared to $22.3 million for the prior year. As a percentage of revenues, gross profit decreased by 2.3% to 21.5% for the year ended December 31, 2007 compared to 23.8% for the prior year. The decrease in gross profit was primarily due to continued industry pricing trends, higher material costs for disposable products, depreciation expense from our owned instruments, higher shipping and instrument labor costs, and higher facility maintenance costs, partially offset by lower facility overhead costs.

Distribution Expenses

Distribution expenses increased $67,000, or 1.1%, to $6.4 million for the year ended December 31, 2007 as compared to $6.3 million in the prior year primarily due to compensation and contract labor costs.

Selling and Administrative Expenses

Selling and administrative expenses increased $201,000, or 1.1%, to $17.8 million for the year ended December 31, 2007 compared to $17.6 million in the prior year. The increase in selling and administrative expenses for 2007 is primarily attributable to an increase in the provision for doubtful accounts, severance expenses for our former President and CEO, information technology related consulting fees and Sarbanes-Oxley compliance and internal audit consulting fees, partially offset by lower compensation costs, lower consulting fees paid to the global consulting firm, lower advertising costs and lower annual sales meeting related expenses.

Interest Expense

For the year ended December 31, 2007, interest expense increased $179,000, or 14.8%, to $1.4 million compared to the prior year. The higher expense when compared to last year is due primarily to a higher average interest rate during the year.

Other Income

Other income was $342,000 for the year ended December 31, 2007, as a result of rental income. Effective March 1, 2007, we entered into an agreement to lease to a third party a portion of our corporate headquarters under the terms of a non-cancelable operating lease.

Income Tax Expense (Benefit)

Our effective tax rate is a function of our income or loss before taxes and statutory tax rates in the various jurisdictions in which we operate. Income tax expense (benefit) is a function of our net income or loss and effective tax rate. The effective tax rate for the year ended December 31, 2007 was 35.6% compared to 30.5% for the year ended December 31, 2006. The primary reason for the higher effective tax rate for the year ended December 31, 2007, as compared to the same period last year is due to lower permanent tax differences created by the non-deductibility of the portion of the stock option expense associated with incentive stock options granted and the higher loss before income taxes, which reduces the effect of permanent differences on the effective rate.

Net Income (loss) Per Common Share

We recorded a net loss per common share of $0.50 on a diluted and basic per share basis for 2007 compared with a net loss per common share of $0.31 in 2006.

Year ended December 31, 2006 compared to year ended December 31, 2005

Revenues

Revenues increased $2.1 million, or 2.3%, to $93.8 million for the year ended December 31, 2006, compared to $91.7 million for the year ended December 31, 2005. The increase is primarily attributable to the growth of our ReadyCaseSM delivery system (combining instruments, reusable textiles, and disposable products), partially offset by declining sales of reusable surgical products to customers who predominantly purchase reusable textiles.

Gross Profit

Gross profit decreased $883,000, or 3.8%, to $22.3 million for the year ended December 31, 2006, compared to $23.2 million for the prior year. As a percentage of revenues, gross profit decreased by 1.5% to 23.8% for the year ended December 31, 2006 compared to 25.3% for the prior year. The decrease in gross profit was primarily due to continued industry pricing trends, higher material costs for disposable products due to generally higher prices and to higher production labor cost, partially offset by lower amortization of reusable products.

Distribution Expenses

Distribution expenses increased $66,000, or 1.1%, to $6.3 million for the year ended December 31, 2006, as compared to the prior year primarily due to fuel and vehicle leasing costs.

Selling and Administrative Expenses

Selling and administrative expenses increased $2.5 million, or 16.4%, to $17.6 million for the year ended December 31, 2006 compared to $15.1 million in the prior year. The increase in selling and administrative expenses for 2006 is primarily attributable to $1.2 million higher consulting fees, $1.1 million higher salary and commission expense, and $572,000 of higher stock based compensation expense (SFAS 123(R)), partially offset by $532,000 of lower depreciation expense.

Interest Expense

Interest expense was virtually unchanged at $1.2 million for the year ended December 31, 2006, in spite of generally higher interest rates this year. The prior year expense included a write-off of unamortized fees associated with the former line of credit that was replaced in June 2005.

Income Tax Expense (Benefit)

Our effective tax rate is a function of our income or loss before taxes and statutory tax rates in the various jurisdictions in which we operate. Income tax expense (benefit) is a function of our net income or loss and effective tax rate. The effective tax rate for the year ended December 31, 2006 was 30.5% compared to 37.5% for the year ended December 31, 2005. The primary reason for the lower effective tax rate in the year ended December 31, 2006 as compared to the same period last year is due to reporting a taxable loss and to the permanent tax difference created by the non-deductibility of the portion of the stock option expense associated with incentive stock options granted. See Note I to our financial statements—Income Tax.

Net Income (loss) Per Common Share

We recorded a net loss per common share of $0.31 on a diluted and basic per share basis for 2006 compared with a net income per common share of $0.06 in 2005.

Liquidity and Capital Resources

Our principal sources of capital have been cash flows from operations and borrowings under our revolving credit facility. As of December 31, 2007, we had approximately $656,000 in cash and cash equivalents, compared to approximately $283,000 as of December 31, 2006. In addition, as of December 31, 2007, we had $19.7 million available under our credit facility, which takes into consideration the amounts already outstanding under the credit facility and certain letters of credit principally associated with the bonds payable. Net cash provided by operating activities for 2007 was $9.0 million as compared to $7.8 million last year. Net cash from operations during 2007 is primarily attributable to depreciation and amortization expense of $9.3 million, an increase in the provisions for doubtful accounts, slow moving inventory and reusable surgical products’ shrinkage of $2.3 million, an increase in our accounts payable and accrued expenses of $2.2 million and stock-based compensation expense of $783,000, partially offset by the net loss of $3.2 million, a decrease in our deferred tax liability of $1.7 million, and higher accounts receivable of $1.0 million.

Net cash used in investing activities in 2007 was $7.6 million as compared to $6.5 million in 2006. Cash used in investing activities this year primarily related to purchases of property, plant and equipment and reusable surgical products. We estimate that our expenditures in 2008 for property, plant and equipment will be approximately $2.0 million and our expenditures in 2008 for reusable surgical products will be approximately $6.0 million, an amount that may fluctuate depending on the growth of our business. We expect instrument revenues will continue to grow and, as a result, we expect our instrument inventory will continue to grow. We estimate that our expenditures in 2008 for instrument inventory will be approximately $1.2 million.

Net cash used in financing activities in 2007 was $1.1 million compared to $1.6 million in 2006. Cash used in financing activities was primarily a result of the repayment on our notes payable, mortgage payable and bonds payable, partially offset by our borrowings on our notes payable and proceeds from the exercise of stock options.

We have reorganized and retrained our sales team. We plan to implement in 2008 a customer service and sales training function, and a technology platform to support our sales and customer service initiatives. As a result, we incurred additional costs in late 2007 of $600,000 and we expect to incur additional costs on a continuing basis to implement our plan. We expect these changes will accelerate our growth and, in the longer run, improve our financial performance. Our costs are primarily related to compensation, training, travel and technology expenses.

We have a three-year, $30 million revolving credit facility with two financial institutions which is secured by substantially all of our assets and has an interest rate that varies between 200 and 300 basis points over LIBOR (4.60% as of December 31, 2007) depending on the quarterly results under our consolidated leverage ratio covenant. The available credit under the facility is subject to limitation based upon our consolidated leverage ratio. The credit facility, as amended in June 2007, requires us to maintain (a) a quarterly consolidated leverage ratio of not more than 2.50 to 1.00; (b) a funds flow coverage ratio of not less than 2.00 to 1.00; and (c) a tangible net worth at the end of each fiscal quarter beginning June 30, 2005, of at least $45 million plus 75% of cumulative net positive income generated after March 31, 2005. In addition, the interest and the unused fee will be the highest allowed under the facility (300 basis points over LIBOR and 0.35%, respectively) until the funds flow coverage ratio returns to not less than 2.25 to 1.00 for two consecutive quarters. The credit facility places restrictions on us, including without limitation: the paying of dividends, incurring additional indebtedness, making loans and investments, encumbering our assets, entering into a new business, and entering into certain merger, consolidation or liquidation transactions.

We did not satisfy the minimum funds flow coverage ratio or the tangible net worth covenants required by the amended credit facility for the fourth quarter of 2007. The financial institutions waived the requirement to meet these covenants as of December 31, 2007. In addition, the financial institutions amended the credit facility to permit a funds flow coverage ratio of not less than 1.00 to 1.00 and a tangible net worth of $43.5 million as of March 31, 2008. The amendment also reduced the amount of the credit facility to $20.0 million. There can be no assurance that our lenders will issue a waiver or grant an amendment in a future period.

As of December 31, 2007, we had $19.7 million total available to be borrowed under the facility, which takes into consideration the $2.5 million outstanding under the credit facility and certain letters of credit principally associated with the Company’s bonds payable.

The revolving credit facility expires in June 2008. We are negotiating with our lenders an extension of the current agreement or a new credit facility to commence prior to the expiration of the current credit facility.

We are also obligated under a mortgage from our primary lenders for approximately $4.3 million, which we incurred to finance the purchase of our corporate headquarters in 2005. The mortgage has a term of five years and an amortization schedule based on 20 years, with a balloon payment of $3.6 million in 2010. The mortgage bears an interest rate of 250 basis points over LIBOR.

We have outstanding public bonds that we issued to fund the construction of two of our reusable processing facilities. Interest expense on these bonds adjusts based on rates that approximate LIBOR (5.27% at December 31, 2007). Starting in 2004, we began amortizing the bonds through quarterly payments of $165,000. Balloon principal payments of $3.1 million are due on the bonds in 2014. The bonds are secured by the two reusable processing facilities and backed by letters of credit issued by a financial institution. The letters of credit must be renewed in January of each year through maturity in 2014. We believe we will be able to extend the current credit agreement or obtain another credit facility for another year after June 2008; however, there can be no assurance that the credit facility will be extended or whether we will be able to obtain another credit facility after June 2008.

On August 20, 2007, we entered into a short-term agreement to finance the annual premiums under certain of our insurance contracts. The amount outstanding under the agreement was $466,000 at December 31, 2007. The agreement calls for equal monthly payments of principal and interest over a term of nine months, with the final payment due on May 1, 2008. The stated interest rate under the agreement is 5.63%.

Our contractual cash obligations for future minimum payments, including interest, under our notes payable to bank, bonds payable, mortgage and operating leases as of December 31, 2007, are as follows:

Contractual Obligations

Payments due by period (000’s)	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Notes payable, mortgage and bonds payable	$13,839	$3,391	$5,368	$1,320	$3,760
Operating leases	9,228	2,728	3,963	2,135	402

Total contractual cash obligations	$23,067	$6,119	$9,331	$3,455	$4,162

In addition, as part of our ReadyCaseSM delivery system, we offer instruments for use and reprocessing pursuant to our Joint Marketing Agreement with Aesculap. Under the terms of this agreement, Aesculap furnishes and repairs the surgical instruments that we deliver to customers and receives an agreed upon fee for each procedure. We also have a procurement agreement with Standard Textile under which we agree to purchase 90% of our reusable surgical products from them. We are not bound to purchase any minimum quantity of products under these agreements; however, we expect to make payments under the contracts to fulfill our requirements. Our payments under these agreements in 2007 were $14.0 million. Amounts paid under these agreements will vary based upon changes in customer demand, amortization rates, product prices, and other variables affecting our business.

We believe that our existing cash and cash equivalents together with expected cash provided by operations and the revolving credit facility will be adequate to finance our operations for at least the next 12 months. Although it is difficult for us to predict our future liquidity needs with certainty, our ability to continue accessing the credit facility and our lenders’ willingness to extend or renew our credit facility after June 2008 is an essential requirement for our continued operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our principal exposure to market risk is change in interest rates under our various debt instruments and borrowings. The outstanding balances under our revolving credit facility were approximately $2.5 million for the year ended December 31, 2007 and 2006. The credit facility’s interest rate varies between 200 and 300 basis points over LIBOR (4.60% as of December 31, 2007), depending on our leverage ratio (earnings coverage of debt). We are subject to changes in our interest expense on this facility based on fluctuations in interest rates. Assuming an outstanding balance of this facility of $2.5 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $6,250 per quarter.

The outstanding balance under our real estate mortgage was approximately $4.3 million as of December 31, 2007. The mortgage bears an interest rate of 250 basis points over LIBOR. Assuming an outstanding balance of this facility of $4.3 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $10,700 per quarter.

Interest on our bonds that financed two of our facilities is at a rate that approximates LIBOR. We are subject to changes in our interest expense on these bonds based on fluctuations in interest rates. Assuming an outstanding balance of these bonds of $7.1 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $17,650 per quarter.

We do not have any other material market risk sensitive instruments.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

SRI/Surgical Express, Inc.

We have audited the accompanying balance sheets of SRI/Surgical Express, Inc. (a Florida corporation) as of December 31, 2007 and 2006, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SRI/Surgical Express, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all respects, the information set forth therein.

As discussed in Note B to the financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 as of January 1, 2007.

/s/ GRANT THORNTON LLP

Tampa, Florida
March 25, 2008

SRI/SURGICAL EXPRESS, INC.

BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$656	$283
Accounts receivable, net	11,613	11,390
Inventories, net	6,159	6,715
Prepaid expenses and other assets	2,847	2,641
Reusable surgical products, net	19,416	20,954
Property, plant and equipment, net	31,277	32,371

Total assets	$71,968	$74,354

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$2,493	$2,497
Accounts payable	7,984	6,863
Employee related accrued expenses	1,572	1,562
Other accrued expenses	3,892	2,764
Mortgage payable	4,286	4,524
Bonds payable	7,060	7,720
Deferred tax liability, net	55	1,706

Total liabilities	27,342	27,636

Shareholders’ Equity
Preferred Stock—authorized 5,000,000 shares of $0.001 par value; no shares issued and outstanding at December 31, 2007 and 2006	—	—

Common Stock—authorized 30,000,000 shares of $0.001 par value; issued and outstanding 6,470,978 shares at December 31, 2007 and 6,459,021 at December 31, 2006	6	6

Additional paid-in capital	31,454	30,353
Retained earnings	13,166	16,359

Total shareholders’ equity	44,626	46,718

Total liabilities and shareholders’ equity	$71,968	$74,354

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Revenues	$94,201	$93,831	$91,734
Cost of revenues	73,947	71,534	68,554

Gross profit	20,254	22,297	23,180
Distribution expenses	6,394	6,327	6,261
Selling and administrative expenses	17,775	17,574	15,092

Income (loss) from operations	(3,915)	(1,604)	1,827
Interest expense	1,385	1,206	1,197
Other income	(342)	—	—

Income (loss) before income taxes	(4,958)	(2,810)	630
Income tax expense (benefit)	(1,765)	(857)	237

Net income (loss)	$(3,193)	$(1,953)	$393

Basic earnings (loss) per common share:	$(0.50)	$(0.31)	$0.06

Diluted earnings (loss) per common share:	$(0.50)	$(0.31)	$0.06

Weighted average common shares outstanding—basic	6,399	6,338	6,277

Weighted average common shares outstanding—diluted	6,399	6,338	6,311

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at January 1, 2005	6,262,524	$6	$29,389	$17,919	$47,314
Exercise of stock options	73,697	—	338	—	338
Income tax benefit from exercise of stock options	—	—	38	—	38
Net income	—	—	—	393	393

Balance at December 31, 2005	6,336,221	6	29,765	18,312	48,083

Exercise of stock options	2,800	—	16	—	16
Restricted stock issued	120,000	—	—	—	—
Compensation expense on stock options	—	—	572	—	572
Net loss	—	—	—	(1,953)	(1,953)

Balance at December 31, 2006	6,459,021	6	30,353	16,359	46,718

Exercise of stock options	61,957	—	318	—	318

Restricted stock forfeited	(50,000)	—	—	—	—
Compensation expense on stock options	—	—	783	—	783
Net loss	—	—	—	(3,193)	(3,193)

Balance at December 31, 2007	6,470,978	$6	$31,454	$13,166	$44,626

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(3,193)	$(1,953)	$393
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,376	3,478	4,010
Amortization of reusable surgical products	5,955	4,555	4,419
(Gain) loss on sale of property, plant and equipment	(44)	—	76
Stock based compensation expense	783	572	—
Provision for doubtful accounts	791	192	—
Provision for slow moving inventory	501	155	—
Provision for reusable surgical products’ shrinkage	994	1,321	2,190
Decrease in deferred income taxes	(1,651)	(563)	(206)
Change in assets and liabilities:
Decrease (increase) in accounts receivable	(1,013)	(228)	70
Decrease (increase) in inventories	55	(272)	975
Decrease (increase) in prepaid expenses and other assets	259	(970)	(15)
Increase (decrease) in accounts payable	1,121	1,313	(2,929)
Increase in employee related and other accrued expenses	1,097	174	743

Net cash provided by operating activities	9,031	7,774	9,726

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,269)	(2,109)	(1,661)
Purchases of reusable surgical products	(5,411)	(4,414)	(5,519)
Proceeds from sale of property, plant and equipment	87	—	—

Net cash used in investing activities	(7,593)	(6,523)	(7,180)

Cash flows from financing activities:
Borrowings on notes payable	36,172	18,429	—
Repayments on notes payable	(36,641)	(19,161)	(1,752)
Repayment on bonds payable	(660)	(660)	(660)
Net proceeds (repayment) from mortgage payable	(238)	(239)	4,762
Payments on obligation under capital lease	(16)	(6)	(4,994)
Net proceeds from issuance of common stock	318	16	338

Net cash used in financing activities	(1,065)	(1,621)	(2,306)

Increase (decrease) in cash and cash equivalents	373	(370)	240
Cash and cash equivalents at beginning of year	283	653	413

Cash and cash equivalents at end of year	$656	$283	$653

Supplemental cash flow information:
Cash paid for interest	$1,366	$1,163	$1,166

Cash paid (received) for income taxes	$(410)	$480	$391

Supplemental schedule of non-cash investing activities:
Assets acquired under capital lease	$40	$—	$12

Noncash insurance financing	$465	$—	$—

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF ORGANIZATION AND BUSINESS

SRI/Surgical Express, Inc. (“SRI” or the “Company”) provides central processing and supply chain management services to hospitals and surgery centers across the United States. The Company offers a combination of high quality disposable and reusable surgical products (including gowns, towels, drapes, and basins and surgical instruments), and instrument processing services in a comprehensive case cart management system. At ten regional facilities, the Company collects, sorts, cleans, inspects, packages, and sterilizes its reusable surgical products and instruments, and delivers daily on a just-in-time basis. The Company also provides an outsource solution for the management of hospital instrumentation and central sterilization. The Company operates in one industry segment.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

The Company presents an unclassified balance sheet as a result of the extended amortization period (predominantly three to six years) of its reusable surgical products. The Company provides reusable surgical products to its customers on a per use basis similar to a rental arrangement.

The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31st. The financial statements reflect the Company’s year-end as of December 31st for presentation purposes. There were 52 weeks included for the years ended December 31, 2007, 2006 and 2005.

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

Accounts Receivable, Net

The Company has accounts receivable from hospitals and surgery centers. The Company does not believe that there is sufficient credit risks associated with those receivables to require a form of collateral from its customers. The allowance for doubtful accounts as of December 31, 2007 and 2006 was approximately $865,000 and $235,000, respectively. The allowance for doubtful accounts relates to accounts receivable not expected to be collected and is based on management’s assessment of specific customer balances, the overall aging of the balances, and the financial stability of the customers. In the fourth quarter of 2007, the Company reserved $565,000 based on an assessment of collectibility of outstanding amounts at December 31, 2007. In 2006, a customer declared bankruptcy owing the Company approximately $239,000. The amount was reclassified from accounts receivable to note receivable in 2006 and was written-off in 2007. The Company does not customarily charge interest on accounts receivable.

Concentration of Credit Risk

For the year ended December 31, 2007, revenues relating to hospitals belonging to three group purchasing organizations (Novation, LLC, HealthTrust Purchasing Group, L.P., and MedAssets, Inc.) collectively accounted for approximately 63% of the Company’s revenues. For the years ended December 31, 2006 and December 31, 2005, revenues relating to hospitals belonging to these group purchasing organizations collectively accounted for approximately 54% and 56%, respectively, of the Company’s revenues. The Company had one customer, a healthcare provider, who accounted for approximately 11% of its revenue for the year ended December 31, 2007. No single hospital or surgery center customer accounted for more than 8.0% of the Company’s revenues for the years ended December 31, 2006, or 2005.

Unbilled Receivable

Included in prepaid expenses and other assets are unbilled receivables related to certain instruments purchased on behalf of a vendor in the amount of $676,000 and $342,000 at December 31, 2007 and 2006, respectively.

Inventories, Net

Inventories consist of raw materials, principally consumables, supplies, and disposable surgical products; work in progress consisting of partially assembled reusable and disposable packs; and finished goods consisting of company-assembled packs of various combinations of raw materials and reusable surgical products, and disposable accessory packs purchased from third parties. Inventories are valued at the lower of cost or market, with cost being determined on the first-in, first-out method. As of December 31, 2007 and 2006, inventory consists of the following:

	December 31,
	2007	2006
	(in 000’s)
Raw materials	$3,092	$3,830
Work in progress	232	114
Finished goods	3,360	3,171

	6,684	7,115
Less: Inventory reserve	(525)	(400)

	$6,159	$6,715

Reusable Surgical Products, Net

The Company’s reusable surgical products, consisting principally of linens (gowns, towels, and drapes), basins (stainless steel medicine cups, carafes, trays, basins) and owned surgical instruments, are stated at cost. Amortization of linens and basins is computed on a basis similar to the units of production method. Estimated useful lives for each product are based on the estimated total number of available uses for each product. The expected total available usage for our linen products using the three principal fabrics (accounting for approximately 82% of the reusable surgical products) is 75, 100, and 125 uses, based on several factors, including our actual historical experience with these products. The Company believes RFID technology will enable it to evaluate the useful lives of linen products more efficiently. Basins are amortized over their estimated useful life, which ranges from 25 to 200 uses. Owned surgical instruments were amortized straight line over a period of four years. Accumulated amortization as of December 31, 2007 and 2006 was approximately $13.2 million and $11.9 million respectively.

As of December 31, 2007 and 2006, the Company had reserves for shrinkage, obsolescence and scrap related to reusable surgical products of approximately $1,211,000 and $1,554,000, respectively.

Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost. Depreciation and amortization are computed by the straight-line method with a half-year convention over the estimated useful lives of the assets, or the term of the related leases for leasehold improvements, whichever is shorter.

Health Insurance

The Company offers employee benefit programs, including health insurance, to eligible employees. The Company retains a liability of up to $85,000 annually for each health insurance claim. The policy has an annual aggregate liability limit of $3.1 million. Health insurance costs are accrued using estimates to approximate the liability for reported claims and claims incurred but not reported.

Workers’ Compensation Insurance

In 2005, the Company converted its workers’ compensation insurance program to a large dollar deductible, self-funded plan. The Company retains a liability of $250,000 for each claim occurrence. The policy has an annual aggregate liability limit of $1.5 million. The Company has obtained letters of credit in the amount of $1,127,000 with its primary lender to secure the payment of future claims. The Company accrues workers’ compensation insurance costs using estimates to approximate the liability for reported claims and claims incurred but not reported, as determined by an independent actuary. As of December 31, 2007 and 2006, the Company accrued a liability of approximately $1,057,000 and $701,000, respectively, for claims incurred and claims incurred but not reported. The Company reviews this reserve quarterly. If actual claims differ from the Company’s estimates, the reserve would increase or decrease accordingly, which could adversely affect the Company’s results of operations.

Revenue Recognition

Revenues are recognized as products and services are delivered, generally daily. Packing slips, signed and dated by the customer evidence delivery of product. The Company’s contractual relationships with its customers are primarily evidenced by purchase orders or service agreements with terms varying from one to five years, which are generally cancelable by either party.

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

Advertising

Costs associated with advertising are charged to expense as incurred. During the fiscal years ended December 31, 2007, 2006 and 2005, advertising costs of approximately $7,000, $152,000, and, $165,000 respectively, were charged to selling and administrative expenses in the Company’s statements of operations.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and accounts receivables approximate fair value because of their short-term nature. The fair value of notes payable to bank, bonds payable and mortgage payable approximate the carrying amount as the interest rates are based on market interest rates.

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

Employee Termination Costs

The Company incurred an expense of $442,000, $241,000 and $122,000 in 2007, 2006, and 2005 respectively, for expenses related to the termination of executive officers and various employees. The Company had $52,000 and $0 of employee termination expense accrued as of December 31, 2007 and 2006, respectively.

Stock-based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payments, (“SFAS 123R”) for its stock-based compensation plans. The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations and disclosure requirements established by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation —Transition and Disclosure.

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

The Company adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost to be recognized in fiscal year 2006 and later periods includes the cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The cost for all stock-based awards granted subsequent to December 31, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123R, utilizing the binomial (Lattice) model. Results for prior periods have not been restated. Stock-based compensation expense was $783,000 and $572,000, or $579,000 and $476,000 net of income tax, which contributed to a $0.09 and $0.08 reduction in basic and diluted earnings per share for the years ended December 31, 2007 and 2006, respectively.

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net income (loss) and earnings (loss) per share for the year ended December 31, 2005 would be reduced to the pro forma amounts indicated below (in 000’s except per share data):

Reported net income	$393
Pro forma net loss for calculation of earnings per share	(519)

$(126)

Earnings per share:
Reported earnings per share—basic	$0.06
Pro forma loss per share—basic	$(0.02)

Reported earnings per share—diluted	$0.06
Pro forma loss per share—diluted	$(0.02)

There was $318,000, $16,000 and $338,000 of cash received from stock option exercises under all stock-based payment arrangements for the years ended December 31, 2007, 2006 and 2005, respectively. There were no capitalized stock-based compensation costs at December 31, 2007.

Comprehensive Income

The Company accounts for all components of comprehensive income under the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”), which requires that total comprehensive income and comprehensive earnings per share be disclosed with prominence equal to that of net income and earnings per share. Comprehensive income is defined as changes in stockholders’ equity exclusive of transactions with owners such as capital contributions and dividends and specifically excluded items such as deferred compensation. The Company did not have any items of other comprehensive income on which to report in any of the years presented.

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

NOTE C - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Useful Lives In Years	December 31,
		2007	2006
		(in 000’s)
Land	—	$1,582	$1,582
Land improvements	15	646	—
Construction in process Buildings and improvements	— 20-40	750 16,016	918 14,939
Leasehold improvements	2-18	7,931	9,210
Machinery and equipment	3-12	24,827	24,261
Office furniture, equipment and computers	3-10	8,056	7,431

		59,808	58,341
Less: Accumulated depreciation and amortization		(28,531)	(25,970)

		$31,277	$32,371

For the years ended December 31, 2007, 2006 and 2005, depreciation and amortization expense was approximately $3.4 million, $3.5 million, and $4.0 million, respectively.

NOTE D - NOTES PAYABLE

On June 20, 2005, the Company entered into a three-year $30 million revolving credit facility with two financial institutions. The credit facility is secured by substantially all of the Company’s assets and has an interest rate that varies between 200 and 300 basis points over LIBOR (4.60% as of December 31, 2007) depending on the quarterly results under the Company’s consolidated leverage ratio covenant. The available credit under the facility is subject to limitation based upon the consolidated leverage ratio of the Company. The credit facility, as amended in June 2007, requires the Company to maintain (a) a quarterly consolidated leverage ratio of not more than 2.50 to 1.00; (b) a funds flow coverage ratio of not less than 2.00 to 1.00; and (c) a tangible net worth at the end of each fiscal quarter beginning June 30, 2005, of at least $45 million plus 75% of cumulative net positive income generated after March 31, 2005. In addition, the interest and the unused fee will be the highest allowed under the facility (300 basis points over LIBOR and 0.35%, respectively) until the funds flow coverage ratio returns to not less than 2.25 to 1.00 for two consecutive quarters. The credit facility places restrictions on the Company, including without limitation: the paying of dividends, incurring additional indebtedness, making loans and investments, encumbering its assets, entering into a new business, and entering into certain merger, consolidation or liquidation transactions.

The Company did not satisfy the minimum funds flow coverage ratio or the tangible net worth covenants required by the amended credit facility for the fourth quarter of 2007. The financial institutions waived the requirement of the Company to meet these covenants as of December 31, 2007. In addition, the financial institutions amended the credit facility to permit a funds flow coverage ratio of not less than 1.00 to 1.00 and a tangible net worth of $43.5 million as of March 31, 2008. The amendment also reduced the amount of the credit facility to $20.0 million. There can be no assurance that the Company’s lenders will issue a waiver or grant an amendment in a future period.

As of December 31, 2007, the Company had $19.7 million total available to be borrowed under the facility, which takes into consideration the amounts already outstanding under the credit facility and certain letters of credit principally associated with the Company’s bonds payable.

The credit facility allows the Company to repurchase its common stock through open market purchases at prevailing market prices. During 2007, 2006 and 2005, the Company did not repurchase any shares of its common stock.

The revolving credit facility expires in June 2008. The Company is currently negotiating with its lenders to extend the current credit facility or to enter into a new credit facility.

On August 20, 2007, the Company entered into a short-term agreement to finance the annual premiums under certain of our insurance contracts. The amount outstanding under the agreement was $466,000 at December 31, 2007. The agreement calls for equal monthly payments of principal and interest over a term of nine months, with the final payment due on May 1, 2008. The stated interest rate under the agreement is 5.63%.

For the years ended December 31, 2007, 2006, and 2005, interest expense was approximately $1.4 million, $1.2 million, and $1.2 million, respectively. Interest expense in 2005 included approximately $370,000 of interest related to a capital lease. Interest expense in 2007 and 2006 included approximately $356,000 and $354,000, respectively, of interest related to a mortgage, see Note E – Mortgage Payable. Interest expense in 2007 and 2006 included approximately $410,000 and $426,000, respectively, of interest related to our bonds, see Note F – Bonds Payable.

NOTE E – MORTGAGE PAYABLE

The Company purchased its corporate headquarters in Tampa, Florida on December 13, 2005 for $5.3 million and closing costs of approximately $109,000. The purchase was financed by a mortgage of $4.8 million and the balance was drawn from the Company’s credit facility. The mortgage has a term of five (5) years and an amortization schedule based on 20 years, with a balloon payment of $3.6 million at its termination in 2010. The mortgage bears an interest rate of 250 basis points over LIBOR (LIBOR at December 31, 2007 was 4.75%).

Mortgage payments as of December 31, 2007 for the next three years are as follows (in 000’s):

2008	$238
2009	238
2010	3,810

Total	$4,286

NOTE F – BONDS PAYABLE

In 1999, the Company issued public bonds to fund the construction of two of its reusable processing facilities. Interest expense adjusts based on rates that approximate LIBOR (5.27% at December 31, 2007). Starting in 2004, the Company began amortizing the bonds through quarterly payments of $165,000. A balloon principal payment of $3.1 million on the bonds is due in 2014. The bonds payable are secured by the two reusable processing facilities.

Letters of credit issued by our lenders for amounts totaling $7.1 million back these bonds. The Company paid a commitment fee of approximately $111,000 (125 basis points) for the letters of credit in 2007. The letters of credit must be renewed each year through the bonds’ maturity in 2014.

Bond payments as of December 31, 2007 for the next five years are as follows (in 000’s):

Years ending December 31
2008	$660
2009	660
2010	660
2011	660
2012	660
Thereafter	3,760

Total	$7,060

NOTE G - COMMITMENTS AND CONTINGENCIES

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

Future minimum lease payments as of December 31, 2007 are as follows (in 000’s):

Years ending December 31
2008	$2,728
2009	2,226
2010	1,737
2011	1,460
2012	675
Thereafter	402

Total	$9,228

Rental expense for the years ended December 31, 2007, 2006 and 2005 totaled approximately $3.9 million, $4.1 million, and $4.1 million (including contingent rentals of approximately $275,000, $277,000, and $273,000), respectively.

Contractual Obligations

The Company offers instruments pursuant to a Joint Marketing Agreement with Aesculap, Inc. (“Aesculap”). Under the terms of this agreement, Aesculap furnishes and repairs all of the surgical instruments that are delivered to customers and receives an agreed upon fee for each procedure. The Company also has a procurement agreement with Standard Textile Co., Inc. (“Standard Textile”) under which the Company agrees to purchase 90% of its reusable surgical linens from Standard Textile through August 2008.

The Company’s management believes that Aesculap and Standard Textile’s prices are and will be comparable to prices available from other vendors. Standard Textile is a shareholder of the Company. If Aesculap or Standard Textile were unable to perform under these procurement agreements, the Company would need to obtain alternate sources for its reusable surgical products. The Company is not bound to purchase any minimum quantity of products under these agreements, however, the Company expects to make payments under them to fulfill its requirements. The Company estimates that its payments under these agreements will be between $18.0 and $20.0 million in 2008. Amounts in subsequent years will be comparable, adjusted by changes in the Company’s customer demand, amortization rates, product prices, and other variables affecting its business. During the years ended December 31, 2007, 2006, and 2005, the Company purchased products in the amounts of $3.0 million, $2.8 million, and $6.0 million, respectively, from Standard Textile. During the years ended December 31, 2007, 2006, and 2005, the Company incurred fees of $11.0 million, $10.0 million, and $8.2 million, respectively, to Aesculap for instrument usage.

Management Employment Agreements

The Company has an employment agreement with its Chief Executive Officer and Chief Financial Officer that provides for payment of twelve months and nine months base salary, respectively and a pro-rated bonus as severance, if involuntarily terminated by the Company after six months of employment. We incurred a charge of approximately $370,000 in 2007 in connection with the termination agreement between the Company and the former Chief Executive Officer. On January 31, 2008, our new Chief Executive Officer joined the Company. The officers are prohibited from competing with the Company during the two-year period following termination of their employment.

Legal Proceedings

From time to time, the Company is involved in claims, that arise in the ordinary course of business. The Company does not believe these proceedings, individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, or cash flows.

NOTE H - INCOME TAX

The provisions (benefit) for income taxes from continuing operations for the three years ended December 31 were as follows (in 000’s):

	2007	2006	2005
Current	$(115)	$(294)	$443
Deferred	(1,650)	(563)	(206)

Total	$(1,765)	$(857)	$237

The reconciliation of the federal statutory income tax rate of 34.0% to the effective income tax rate for the three years ended December 31 was as follows:

	2007	2006	2005
Federal statutory income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal	3.8	2.7	4.3
Non-deductible items	(2.1)	(5.3)	2.0
Benefit of state tax credits	—	(1.7)	(22.9)
Valuation allowance	0.5	(0.1)	11.2
Expired state loss carryforwards	(0.1)	—	8.0
Rate change	—	—	8.0
Other	(0.5)	0.9	0.9

	35.6%	30.5%	37.5%

Significant components of the Company’s deferred tax assets and liabilities were as follows (in 000’s):

	December 31,
	2007	2006
Deferred tax assets:
Inventory	$660	$743
Accounts receivable	329	90
Accrued expenses	1,026	596
State tax credits	689	688
Federal and state net operating losses	1,024	100
Goodwill	67	78
Stock options	226	48
Other	47	72

	4,068	2,415
Valuation allowance	(544)	(570)

	3,524	1,845

Deferred tax liabilities:
Property, plant & equipment	(3,322)	(3,446)
Other	(257)	(105)

	(3,579)	(3,551)

Net deferred income tax liability	$(55)	$(1,706)

At December 31, 2007, the Company has a net state tax credit carry-forward of approximately $145,000 ($689,000 less valuation allowance of $544,000). Approximately $30,000 of the state tax credit carry-forward has a 15-year carry-forward limitation, which begins to expire in 2012. The remaining state tax credit carry-forward amounts have no expiration period.

SFAS 109 requires a valuation allowance to reduce reported deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, an allowance of $544,000 has been established to reduce the deferred tax assets to the amount that will more likely than not be realized. During 2005, the reserve increased $71,000 to $860,000 to reserve all new and remaining state tax credit carry-forward for the portion that would not be realized. During 2006, the reserve decreased $290,000 to $570,000 principally due to the reduction in the corresponding state tax credit. The decrease in the reserve during 2006 resulted from a change in the estimated effective state tax rate. During 2007, the reserve decreased $26,000 principally due to the life of the state tax credits they relate to and the amount that will more likely than not be realized.

As of December 31, 2007, the Company has federal net operating loss carryforwards of $2.3 million that will expire in the year 2027, as well as state net operating loss carryforwards of $4.9 million that expire between 2008 and 2027.

NOTE I - SHAREHOLDERS’ EQUITY

Common Stock

Subject to preferences which might be applicable to the Company’s outstanding preferred stock, the holders of common stock are entitled to receive dividends when, as, and if declared from time to time by the Board of Directors out of funds legally available. The Company’s revolving credit facility restricts the Company from paying dividends. In the event of liquidation, dissolution, or winding-up of the Company, holders of the common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of any preferred stock then outstanding. The common stock has no preemptive or conversion rights and is not subject to call or assessment by the Company. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, $.001 par value per share. The Board of Directors has the authority, without any further vote or action by the Company's shareholders, to issue preferred stock in one or more series and to fix the number of shares, designations, relative rights (including voting rights), preferences, and limitations of those series to the full extent now or hereafter permitted by Florida law. The Company does not have any outstanding shares of preferred stock at December 31, 2007 or 2006.

NOTE J - STOCK OPTIONS

The Company maintains four stock option plans: the 1995 Stock Option Plan, the 1996 Non-Employee Director Plan, the 1998 Stock Option Plan, and the 2004 Stock Compensation Plan.

The 1995 Stock Option Plan

The 1995 Stock Option Plan was designed to provide employees with incentive or non-qualified options to purchase up to 700,000 shares of common stock. The options vest ratably over four to five years from the date of grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement or termination of employment. As of December 31, 2007 and 2006, options to purchase 117,700 and 152,600 shares, respectively, were outstanding. The 1995 Stock Option Plan terminated on December 21, 2005, although that termination does not adversely affect any options outstanding under the Plan.

The 1996 Non-Employee Director Plan

As amended on May 16, 2001, the Non-Employee Plan is designed to provide for the grant of non-qualified stock options to purchase up to 200,000 shares of common stock to members of the Board of Directors who are not employees of the Company. At the completion of its initial public offering, each non-employee director was granted options to purchase 4,000 shares of common stock for each full remaining year of the director's term. Thereafter, on the date on which a new non-employee director is first elected or appointed, he or she is automatically granted options to purchase 4,000 shares of common stock for each year of his or her initial term, and will be granted options to purchase 4,000 shares of common stock for each year of any subsequent term to which he or she is elected. As of March 2006, the equity component of the director compensation plan was restructured, so that each non-employee director will receive an annual grant of options to purchase 7,500 shares of common stock as of the date of the Annual Shareholder Meeting. All options vest ratably over a three-year term and have an exercise price equal to the fair market value of the common stock on the date of grant. As of December 31, 2007 and 2006, options to purchase 120,000 shares were outstanding. The 1996 Non-Employee Director Plan terminated on July 14, 2006, although that termination does not adversely affect any options outstanding under the Plan.

The 1998 Stock Option Plan

As amended on May 16, 2001, the 1998 Stock Option Plan is designed to provide employees with incentive or non-qualified options to purchase up to 600,000 shares of common stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. As of December 31, 2007 and 2006, options to purchase 371,900 and 302,500 shares, respectively, were outstanding, and 146,727 and 278,084 options, respectively, were available to be granted under this Plan.

The 2004 Stock Compensation Plan

The 2004 Stock Compensation Plan is designed to further the interests of the Company and its shareholders by providing incentives in the form of incentive or non-qualified stock options or restricted stock grants of up to 500,000 shares to key employees and non-employee directors who contribute materially to the success and profitability of the Company. Under this Plan, restricted stock grants are not considered outstanding options upon grant but are considered issued and outstanding stock. When restricted stock awards are forfeited they are considered as available for grant. The equity awards typically vest ratably over five years from the date of the grant. All outstanding grants vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. At the Company’s annual meeting of shareholders on May 24, 2007, the shareholders approved an amendment to the 2004 Stock Compensation Plan to authorize an additional 500,000 shares under the Plan. As of December 31, 2007 and 2006, options to purchase 274,000 and 244,000 shares respectively, were outstanding, and 655,200 and 135,200 options, respectively, were available to be granted as options or restricted stock under this Plan.

Summary Stock Option Information

The fair value of each option grant is estimated on the date of grant using a Binomial options-pricing model. The Company’s stock-based compensation expense model uses graded vesting, with shares being earned per day under the accrual method. In addition, the Company estimates forfeitures on the date of grant. The following weighted-average assumptions were used for grants in the years ended December 31, 2007, 2006 and 2005, respectively; no dividend yield for all years; expected volatility of 63%, 62% and 62%; risk-free interest rates of approximately 3.8%, 4.7%, and 4.3%; and expected lives of 6.5, 7.6, and 5.4 years. The weighted average fair value of options granted during the years ended December 31, 2007, 2006 and 2005 were $3.01, $3.01, and $3.02, respectively.

A summary of the status of the Company’s stock option plans as of December 31, 2007, 2006 and 2005 and changes during the years ended on those dates is presented below:

	Options	Weighted Average Exercise Price
Outstanding as of January 1, 2005	1,042,200	$9.70

Granted	274,000	5.15
Exercised	(73,697)	4.58
Forfeited	(275,903)	9.36

Outstanding as of December 31, 2005	966,600	$8.91

Granted	110,000	4.45
Exercised	(2,800)	5.60
Forfeited	(254,700)	9.26

Outstanding as of December 31, 2006	819,100	$8.21

Granted	298,000	4.77
Exercised	(61,957)	5.15
Forfeited	(171,543)	7.87

Outstanding as of December 31, 2007	883,600	$7.33

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2007:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
All Outstanding Options
$ 3.80 – $ 5.85	651,800	7.9	$4.92
5.86 – 9.50	57,300	6.0	6.68
9.51 – 17.50	111,500	2.8	14.03
17.51 – 25.00	51,000	1.2	18.41
25.01 – 32.00	12,000	3.4	31.78

	883,600		$7.33

Exercisable Options
$ 3.80 – $ 5.85	178,866		$5.21
5.86 – 9.50	52,320		6.68
9.51 – 17.50	111,500		14.03
17.51 – 25.00	51,000		18.41
25.01 – 32.00	12,000		31.78

	405,686		$10.27

As of December 31, 2006 and December 31, 2005, there were 450,580 and 511,439 exercisable options outstanding at weighted average exercise prices of $10.70 and $11.72, respectively.

The following table summarizes option grant activity from January 1, 2007 through December 31, 2007:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at January 1, 2007	413,284	819,100	$8.21	5.90
Options authorized	500,000	—	—
Options expired	45,043	(79,943)	$10.89
Options granted	(298,000)	298,000	$4.77
Options and restricted stock cancelled	141,600	(91,600)	$5.24
Restricted stock awards	—	—	—
Options exercised	—	(61,957)	$5.15

Balance at December 31, 2007	801,927	883,600	$7.33	6.69

Options exercisable at December 31, 2007	—	405,686	$10.27	4.33

The weighted-average grant date fair value of options granted during the years ended December 31, 2007 and 2006 was $3.01 for both years. The total intrinsic value of options exercised in the years ended December 31, 2007 and 2006 was $13,600 and $10,000, respectively. As of December 31, 2007, there was $834,000 of unrecognized compensation cost related to non-vested options that is expected to be recognized over a weighted average period of 1.24 years. The total fair value of options vested during the years ended December 31, 2007 and 2006 was $783,000 and $572,000, respectively. The total fair value of options vested during the year ended December 31, 2007 that were issued prior to adoption of SFAS 123R was $213,000. The aggregate intrinsic value of options fully vested at December 31, 2007 was approximately $3,000. The aggregate intrinsic value of options outstanding at December 31, 2007 and expected to vest was $19,000.

The Company consistently used the binomial model for estimating the fair value of options granted in the years ended December 31, 2007 and 2006. The Company used historical data to estimate the option exercise and employee departure behavior used in the binomial valuation model. Forfeitures are estimated on the date of grant and shares vest on a graded schedule, with shares being earned per day under the accrual method. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The risk-free rates for periods within the contractual term of the options are based on the U.S. Treasury stripped coupon interest in effect at the end of the quarter. Because the binomial valuation model accommodates multiple input values, the risk free interest rates and expected term rates used in calculating the fair value of the options, are expressed in ranges.

Following are the weighted-average and range assumptions, where applicable, used for each respective period:

Twelve Months Ended
	December 31, 2007	December 31, 2006
(Binomial)
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.03 to 5.12%	4.46 to 5.19%
Weighted-average expected volatility	62.5%	61.5%
Expected term	1.8 to 9.4 years	3.1 to 8.9 years
Forfeiture rate	0.18 to 41.76%	0.29 to 17.51%
Respective service period	3 to 5 years	3 to 5 years

Restricted Stock Awards

In fiscal year 2006, the Company granted unvested common stock awards (“restricted stock”) to certain key employees pursuant to the 2004 Stock Compensation Plan. The shares vest ratably over five years. The restricted stock awards granted in 2006 were accounted for using the measurement and recognition principles of SFAS 123R. Compensation for restricted stock awards is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Compensation cost for all awards will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.

The Company recorded $76,000 and $126,000 in compensation expense related to the restricted stock that vested during the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, there was $223,000 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. That cost is expected to be recognized over a period of 3.0 years.

NOTE K - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Years ended December 31,
	2007	2006	2005
	(in 000’s except per share data)
Basic
Numerator:
Earnings (loss) available for common shareholders	$(3,193)	$(1,953)	$393

Denominator:
Weighted average shares outstanding	6,399	6,338	6,277

Earnings (loss) per common share—basic	$(0.50)	$(0.31)	$0.06

Diluted
Numerator:
Earnings (loss)	$(3,193)	$(1,953)	$393

Denominator:
Weighted average shares outstanding	6,399	6,338	6,277

Effect of dilutive securities:
Employee stock options	—	—	34

Weighted average shares outstanding—Diluted	6,399	6,338	6,311

Earnings (loss) per common share—diluted	$(0.50)	$(0.31)	$0.06

Options to purchase 820,675, 359,100 and 566,600 shares of common stock for the years ended December 31, 2007, 2006 and 2005, respectively, were not included in the computation of diluted earnings per common share, because the assumed proceeds per share were greater than the average market price, and therefore, were antidilutive. The dilutive effect of 44,185 and 460,000 options with assumed proceeds per share less than the average market price, were not included for the years ended December 31, 2007 and 2006, respectively, because the effect would be anti-dilutive due to the Company’s net loss for the period.

NOTE L - LEASE AGREEMENT

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

Future minimum lease payments expected to be received as of December 31, 2007 are as follows (in 000’s):

Year ending December 31
2008	$354
2009	364
2010	375
2011	387
2012	97

$1,577

Rental income, which is included in other income in the statements of operations, was approximately $305,000 for the year ended December 31, 2007.

NOTE M - SRI 401(k) PLAN

The Company sponsors the SRI/Surgical Express, Inc. 401(k) Plan (the “Plan”), a defined contribution plan established under Section 401(k) of the U.S. Internal Revenue Code. Employees are eligible to contribute voluntarily to the Plan after six months of continued service, satisfying 1,000 hours of service and attaining age 21. In addition to the employees’ contributions, at its discretion, the Company may contribute 50% of the first 4% of the employee’s contribution. The Plan allows for employee elective contributions up to an amount equivalent to 15% of salary. Employees are always vested in their contributed balance and vest ratably in the Company’s contribution over three years. For the years ended December 31, 2007, 2006, and 2005, the Company’s expense related to the Plan was approximately $228,000, $220,000, and $238,000, respectively.

NOTE N - RELATED PARTY TRANSACTIONS

The Company has a procurement agreement with Standard Textile under which the Company agrees to purchase 90% of its reusable surgical products from Standard Textile through 2008. Standard Textile is a shareholder of the Company. During the years ended December 31, 2007, 2006, and 2005, the Company purchased products in the amounts of $3.0 million, $3.3 million, and $6.0 million, respectively, from Standard Textile.

During the years ended December 31, 2007, 2006 and 2005, the Company paid approximately $13,500, $18,300, and $10,500, respectively, to a company to design and supply the components for water reclamation systems for Company facilities. A shareholder of the Company owns the business providing these services.

During the years ended December 31, 2007 and 2006, the Company paid approximately $243,000 and $172,000, respectively, in consulting fees to a director and shareholder of the Company for assistance with managing the facilities operations while the Company searches for a new operations leader.

NOTE O – SELECTED QUARTERLY FINANCIAL DATA

The following selected unaudited quarterly information is being disclosed in accordance with Regulation S-K (Item 302):

	Quarters Ended
	Mar. 31, 2007	Jun. 30, 2007	Sep. 30, 2007	Dec. 31, 2007
	(In thousands, except per share data)
Revenues	$23,377	$23,717	$23,151	$23,956
Gross profit	$5,369	$5,600	$4,545	$4,740
Net loss	$(589)	$(342)	$(645)	$(1,617)
Basic loss per share	$(0.09)	$(0.05)	$(0.10)	$(0.26)
Diluted loss per share	$(0.09)	$(0.05)	$(0.10)	$(0.26)

	Quarters Ended
	Mar. 31, 2006	Jun. 30, 2006	Sep. 30, 2006	Dec. 31, 2006
	(In thousands, except per share data)
Revenues	$23,506	$23,417	$23,111	$23,797
Gross profit	$5,882	$5,211	$5,331	$5,873
Net loss	$(278)	$(802)	$(239)	$(634)
Basic loss per share	$(0.04)	$(0.13)	$(0.04)	$(0.10)
Diluted loss per share	$(0.04)	$(0.13)	$(0.04)	$(0.10)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

SRI/SURGICAL EXPRESS, INC.

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Balance at end of Period
Allowance for doubtful accounts:
Year ended December 31, 2005	$276,000	$347,000	$(182,000)	$441,000
Year ended December 31, 2006 (1)	441,000	192,000	(159,000)	474,000
Year ended December 31, 2007	474,000	791,000	(400,000)	865,000

Reserve for shrinkage, obsolescence, and scrap: reusable surgical products
Year ended December 31, 2005	$1,869,000	$2,190,000	$(2,571,000)	$1,488,000
Year ended December 31, 2006	1,488,000	1,321,000	(1,255,000)	1,554,000
Year ended December 31, 2007	1,554,000	994,000	(1,337,000)	1,211,000

Reserve for shrinkage and obsolescence: disposable products
Year ended December 31, 2005	$371,000	$(46,000)	$(2,000)	$323,000
Year ended December 31, 2006	323,000	155,000	(78,000)	400,000
Year ended December 31, 2007	400,000	501,000	(376,000)	525,000

(1)	Includes allowance for a note receivable at December 31, 2006 totaling $239,000.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer (our “Executives”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, our Executives concluded that our disclosure controls and procedures were effective as of December 31, 2007 to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including the Executives, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f)). Our internal control over financial reporting process was designed to provide reasonable assurance to our management and our Board of Directors regarding the reliability of financial reporting and the preparation of our financial statements in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, based upon the criteria set forth by the Committee of Sponsoring Organizations of the

Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Item 9B.	Other Information

On March 21, 2008, we entered into a Fifth Amendment (the “Amendment”) to the Second Amended and Restated Credit and Security Agreement (the “Credit Agreement”), with Wachovia Bank, National Association, a national banking association (“Wachovia”), and LaSalle Bank National Association, a national banking association (“LaSalle”). The Amendment amended the Credit Agreement to:

•	reduce the Maximum Revolving Loan Amounts (as defined in the Credit Agreement) from $17,000,000 to $11,333,000 with respect to Wachovia and from $13,000,000 to $8,667,000 with respect to LaSalle;

•	reduce the Funds Flow Coverage Ratio (as defined in the Credit Agreement ) from 2.00 to 1.00 to 1.00 to 1.00 for each fiscal quarter ending March 31, 2008 and thereafter; and

•

reduce the Tangible Net Worth (as defined in the Credit Agreement ) requirement from at least $45,000,000 plus 75% of the cumulative net income (to the extent positive) generated after March 31, 2005 to $43,500,000 for each fiscal quarter ending March 31, 2008 and thereafter.

In connection with the execution of the Amendment, we paid to Wachovia and LaSalle aggregate fees of $10,000.

Except as provided in the Amendment, all other provisions of the Credit Agreement remain in full force and effect. The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, which is filed as Exhibit 10.43 to this Annual Report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item concerning our executive officers and directors is incorporated by reference to the information set forth under the captions “Proposal No. 1: Election of Directors,” “Executive Officer Compensation,” “Security Ownership of Directors, Officers and Principal Shareholders” and “Corporate Governance” in our Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2007.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the information set forth under the caption “Executive Officer Compensation” and “Director Compensation” in our Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth under the caption “Security Ownership of Directors, Officers and Principal Shareholders” and “Executive Officer Compensation” in our Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” and “Corporate Governance” in our Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2007.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth under the caption “Ratification of Appointment of Independent Auditors—Fees Paid to Independent Auditors” in our Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

        2. Financial Statement Schedules of the Registrant: See (c) below.

(b)	Exhibits: See Exhibit Index

(c)	Financial Statements Schedule: The valuation and qualifying accounts schedule is provided and all other financial statement schedules are omitted because of the absence of conditions requiring them.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1(1)	Restated Articles of Incorporation of the Company.

3.2(5)	First Amendment to Restated Articles of Incorporation dated as of August 31, 1998, of the Company (for Series A Preferred Stock).

3.3(24)	Amended and Restated Bylaws of the Company.

4.1(7)	Trust Indenture dated as of February 1, 1999, between First Union National Bank and the Industrial Development Board of Hamilton County, Tennessee.

4.2(8)	Trust Indenture dated as of June 1, 1999, between First Union National Bank and First Security Bank, National Association.

10.1(1)	1995 Stock Option Plan, as amended, of the Company.

10.2(1)	Form of Stock Option Agreement between the Company and participants under the 1995 Stock Option Plan.

10.3(1)	Texas Industrial Net Lease dated March 19, 1992, between the Trustees of the Estate of James Campbell, Deceased, and Amsco SRI/Surgical Express, Inc., as assigned to the Company.

10.4(1)	Lease dated March 30, 1992, between Walter D’Aloisio and Amsco SRI/Surgical Express, Inc., as assigned to the Company.

10.5(1)	Standard Industrial Lease -- Multi-Tenant (American Industrial Real Estate Association) dated February 24, 1992, between Borstein Enterprises and Amsco SRI/Surgical Express, Inc., as assigned to the Company.

10.6(1)	Carolina Central Industrial Center Lease dated April 22, 1992, between Industrial Development Associates and Amsco SRI/Surgical Express, Inc., as assigned to the Company.

10.7(1)	Lease Agreement dated September 2, 1993, between Price Pioneer Company, Ltd., and AmscoSRI/Surgical Express, Inc., as assigned to the Company.

10.8(1)	Service Center Lease dated December 4, 1991, between QP One Corporation and Amsco SRI/Surgical Express, Inc., as assigned to the Company.

Exhibit Number	Exhibit Description
10.9(1)	1996 Non-Employee Director Stock Option Plan of the Company.

10.10(3)	Amendments No. 2 and 3 to the 1995 Stock Option Plan of the Company.

10.11(4)	Corporate Service Agreement dated October 21, 1997, between Standard Textile Co., Inc. and the Company.

10.12(4)	1998 Stock Option Plan of the Company.

10.13(6)	Procurement Agreement dated August 31, 1998, between the Company and Standard Textile Co., Inc.

10.14(8)	Lease Agreement dated as of June 15, 1999, between the Company and ProLogis Limited Partnership IV.

10.15(9)	Lease Agreement dated as of June 10, 1999, between the Company and Riggs & Company, a division of Riggs Bank, N.A., as Trustee of the Multi-Employer Property Trust, a trust organized under 12 C.F.R. Section 9.18.

10.16(10)	Purchasing Agreement dated as of May 1, 2001, between the Company and HealthTrust Purchasing Group, L.P.

10.17(11)	Form of stock option agreement between the Company and non-employee directors.

10.18(13)	Joint Marketing Agreement dated as of March 1, 2003 between the Company and Aesculap, Inc.

10.19(16)	Employment Agreement dated as of December 1, 2004, between the Company and Christopher Carlton.

10.20(17)	2004 Stock Compensation Plan of the Company.

10.21(18)	Second Amended and Restated Credit and Security Agreement dated as of June 20, 2005, among the Company, Wachovia Bank, N.A. and LaSalle Bank, N.A.

10.22(18)	Renewal Revolving Promissory Note dated as of June 20, 2005, in favor of Wachovia Bank, N.A.

10.23(18)	Revolving Promissory Note dated as of June 20, 2005, in favor of LaSalle Bank, N.A.

10.24(18)	Employment Agreement dated as of July 1, 2005, between Wallace D. Ruiz and the Company.

10.25(19)	Purchase and Sale Agreement, dated December 13, 2005, between the Company and Coastal Hillsborough Partners, L.P.

10.26(19)	Amendment to Second Amended and Restated Credit Agreement, dated December 13, 2005, by and among the Company, LaSalle Bank, N.A. and Wachovia Bank, N.A.

10.27(19)	Promissory Note, dated December 13, 2005, issued to Wachovia Bank, N.A.

10.28(19)	Promissory Note, dated December 13, 2005, issued to LaSalle Bank, N.A.

10.29(19)	Mortgage, Security Agreement and Assignment of Leases, Rents and Profits, dated December 13, 2005, between the Company and Wachovia Bank, N.A., as collateral agent.

10.30(19)	Mutual Release Agreement, dated December 13, 2005, between the Company and Coastal Hillsborough Partners, L.P.

10.31(19)	Termination of Lease Agreement, dated December 13, 2005, between the Company and Coastal Hillsborough Partners, L.P.

10.32(20)	Notice of Restricted Stock Grant and Stock Restriction Agreement.

10.33(21)	Amendment No. 1 to 1998 Stock Option Plan of the Company (as Amended and Restated as of June 17, 2005).

Exhibit Number	Exhibit Description
10.34(21)	Amendment No. 1 to 2004 Stock Compensation Plan of the Company.

10.35(21)	Letter Agreement dated as of March 22, 2006, between Wayne R. Peterson and the Company.

10.36(21)	Amendment to Second Amended and Restated Credit Agreement dated May 8, 2006, by and among the Company, LaSalle Bank, N.A. and Wachovia Bank, N.A.

10.37(22)	Second Amendment to Second Amended and Restated Credit and Security Agreement dated August 31, 2006, among the Company, Wachovia Bank, N.A., and LaSalle Bank, N.A.

10.38(22)	Consulting Agreement dated as of November 1, 2006, between A.T. Kearney, Inc. and the Company.

10.39(23)	Retention Agreement dated as of February 2, 2005, between D. Jon McGuire and the Company.

10.40(23)	Separation Agreement dated as of February 5, 2007, between Christopher S. Carlton and the Company.

10.41(25)	Third Amendment to Second Amended and Restated Credit and Security Agreement dated June 14, 2007, by and among the Company, LaSalle Bank, N.A. and Wachovia Bank, N.A.

10.42(26)	Fourth Amendment to Second Amended and Restated Credit and Security Agreement dated as of November 20, 2007, by and among the Company, LaSalle Bank, N.A. and Wachovia Bank, N.A.

10.43(27)	Employment Agreement dated as of December 31, 2007, between Gerald Woodard and the Company.

10.44(28)	Restricted Stock Grant Agreement dated as of February 6, 2008, between Gerald Woodard and the Company.

10.45(28)	Stock Option Agreement dated as of February 6, 2008, between Gerald Woodard and the Company.

10.46	Fifth Amendment to Second Amended and Restated Credit and Security Agreement dated as of March 21, 2008, by and among the Company, LaSalle Bank, N.A. and Wachovia Bank, N.A.

23.1	Consent of Grant Thornton LLP.

31	Certifications by the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the CEO and CFO of the Company under Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission.)

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996.
(2)	Incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Registrant on July 18, 1996.
(3)	Incorporated by reference to the Annual Report on Form 10-K for the 1996 year filed by the Registrant on March 24, 1997.
(4)	Incorporated by reference to the Annual Report on Form 10-K for the 1997 year filed by the Registrant on March 30, 1998.
(5)	Incorporated by reference to the Current Report on Form 8-K dated August 31, 1998, and filed by the Registrant on September 9, 1998.
(6)	Incorporated by reference to the Quarterly Report on Form 10-Q for the third quarter of 1998 filed by the Registrant on November 13, 1998.
(7)	Incorporated by reference to the Quarterly Report on Form 10-Q for the 1998 third quarter filed by the Registrant on March 23, 1999.
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q for the 1999 third quarter filed by the Registrant on November 12, 1999.

(9)	Incorporated by reference to the Annual Report on Form 10-K for the 1999 year filed by the Registrant on March 30, 2000.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q for the 2001 second quarter filed by the Registrant on July 26, 2001.
(11)	Incorporated by reference to the Annual Report on Form 10-K for the 2001 year filed by the Registrant on April 1, 2002.
(12)	Incorporated by reference to the Annual Report on Form 10-K for the 2002 year filed by the Registrant on March 31, 2003.
(13)	Incorporated by reference to the Quarterly Report on Form 10-Q for the 2003 first quarter filed by the Registrant on May 14, 2003.
(14)	Incorporated by reference to the Annual Report on Form 10-K for the 2003 year filed by the Registrant on March 26, 2004.
(15)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on January 19, 2005.
(16)	Incorporated by reference to the Annual Report on Form 10-K for the 2004 year filed by the Registrant on March 28, 2005
(17)	Incorporated by reference to the Registration Statement on Form S-8 filed by the Registrant on March 28, 2005.
(18)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on June 24, 2005.
(19)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on December 19, 2005.
(20)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on February 3, 2006.
(21)	Incorporated by reference to the Quarterly Report on Form 10-Q for the 2006 first quarter filed by the Registrant on May 9, 2006.
(22)	Incorporated by reference to the Quarterly Report on Form 10-Q for the 2006 third quarter filed by the Registrant on November 6, 2006.
(23)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on February 5, 2007.
(24)	Incorporated by reference to the Annual Report on Form 10-K for the 2006 year filed by the Registrant on March 23, 2007.
(25)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on June 26, 2007.
(26)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on December 7, 2007.
(27)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on January 7, 2008.
(28)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on February 7, 2008.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

SRI/SURGICAL EXPRESS, INC.

BY:	/s/ GERALD WOODARD	BY:	/s/ WALLACE D. RUIZ
	Gerald Woodard, Chief Executive Officer		Wallace D. Ruiz, Sr. Vice President & Chief Financial Officer

Dated: March 26, 2008

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ CHARLES W. FEDERICO Charles W. Federico	Chairman and Director	March 26, 2008

/s/ GERALD WOODARD Gerald Woodard	Chief Executive Officer	March 26, 2008

/s/ WALLACE D. RUIZ Wallace D. Ruiz	Sr. Vice President & Chief Financial Officer	March 26, 2008

/s/ JAMES T. BOOSALES James T. Boosales	Director	March 26, 2008

/s/ JAMES M. EMANUEL James M. Emanuel	Director	March 26, 2008

/s/ N. JOHN SIMMONS, JR. N. John Simmons, Jr.	Director	March 26, 2008

/s/ CHARLES T. ORSATTI Charles T. Orsatti	Director	March 26, 2008

/s/ WAYNE R. PETERSON Wayne R. Peterson	Director	March 26, 2008