Form 10-Q
period 2008-03-31
SRI SURGICAL EXPRESS INC
filed 2008-05-05
CIK 1014041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(813) 891-9550

(Registrant’s Telephone Number)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of outstanding shares of each class of registrant’s common stock as of April 30, 2008:

Common Stock, par value $.001 – 6,470,978

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SRI/SURGICAL EXPRESS, INC.

BALANCE SHEETS

(In thousands)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS

Cash and cash equivalents	$524	$656
Accounts receivable, net	12,990	11,613
Inventories, net	6,531	6,159
Prepaid expenses and other assets	2,002	2,847
Reusable surgical products, net	19,719	19,416
Property, plant and equipment, net	30,816	31,277

Total assets	$72,582	$71,968

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Notes payable	$4,030	$2,493
Accounts payable	8,817	7,984
Employee-related accrued expenses	1,413	1,572
Other accrued expenses	3,642	3,892
Mortgage payable	4,226	4,286
Bonds payable	6,895	7,060
Deferred tax liability, net	—	55

Total liabilities	29,023	27,342

Shareholders’ equity:
Preferred stock-authorized 5,000,000 shares of $0.001 par value; no shares issued and outstanding at March 31, 2008 and December 31, 2007.	—	—
Common stock-authorized 30,000,000 shares of $0.001 par value; issued and outstanding 6,470,978 at March 31, 2008 and December 31, 2007.	6	6

Additional paid-in capital	31,681	31,454
Retained earnings	11,872	13,166

Total shareholders’ equity	43,559	44,626

Total liabilities and shareholders’ equity	$72,582	$71,968

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues	$23,968	$23,377
Cost of revenues	18,925	18,008

Gross profit	5,043	5,369
Distribution expenses	1,758	1,571
Selling and administrative expenses	4,450	4,351

Loss from operations	(1,165)	(553)
Interest expense	275	333
Other income	(94)	—

Loss before income taxes	(1,346)	(886)
Income tax benefit	(52)	(297)

Net loss	$(1,294)	$(589)

Loss per share:
Basic	$(0.20)	$(0.09)

Diluted	$(0.20)	$(0.09)

Weighted average common shares outstanding:
Basic	6,391	6,357

Diluted	6,391	6,357

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,294)	$(589)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	869	848
Amortization of reusable surgical products	1,379	1,443
Stock-based compensation expense	227	144
Provision for doubtful accounts	20	102
Provision for slow moving inventory	38	69
Provision for slow moving reusable surgical products and shrinkage	201	90
Deferred income taxes	(55)	(297)
Change in operating assets and liabilities:
Increase in accounts receivable	(1,397)	(3,448)
Increase in inventories	(409)	(1,010)
Decrease (increase) in prepaid expenses and other assets, net	612	(409)
Increase in accounts payable	833	1,865
(Decrease) increase in employee-related and other accrued expenses	(403)	415

Net cash provided by (used in) operating activities	621	(777)

Cash flows from investing activities:
Purchases of property, plant and equipment	(408)	(622)
Purchases of reusable surgical products	(1,883)	(1,475)

Net cash used in investing activities	(2,291)	(2,097)

Cash flows from financing activities:
Borrowings on notes payable	12,582	9,039
Repayments on notes payable	(10,813)	(6,017)
Repayment on mortgage payable	(60)	(59)
Repayment on bonds payable	(165)	(165)
Payments on obligation under capital lease	(6)	—

Net cash provided by (used in) financing activities	1,538	2,798

Increase (decrease) in cash and cash equivalents	(132)	(76)
Cash and cash equivalents at beginning of period	656	283

Cash and cash equivalents at end of period	$524	$207

Supplemental cash flow information:
Cash paid for interest	$318	$346

Cash (received) paid for income taxes	$(382)	$23

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements of SRI/Surgical Express, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they omit or condense footnotes and certain other information normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments of a normal recurring nature that are necessary to present fairly the financial information for the interim periods reported have been made. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2007, filed with the SEC. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2008.

The Company presents an unclassified balance sheet as a result of the extended amortization period (predominantly three to six years) of its reusable surgical products. The Company provides reusable surgical products to its customers on a per use basis similar to a rental arrangement.

The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited financial statements are reflected as of March 31, 2008 and 2007 for presentation purposes only. The actual end of each period was March 30, 2008 and April 1, 2007, respectively. There are 13 weeks included for each of the three-month periods ended March 31, 2008 and 2007.

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

Accounts Receivable, net

The Company has accounts receivable from hospitals and surgery centers. The Company does not believe that there is substantial credit risks associated with those receivables to require a form of collateral from its customers. The allowance for doubtful accounts as of March 31, 2008, and December 31, 2007, was approximately $885,000 and $865,000, respectively. The allowance for doubtful accounts relates to accounts receivable not expected to be collected and is based on management’s assessment of specific customer balances, the overall aging of the balances, and the financial stability of the customers. The Company does not customarily charge interest on accounts receivable.

Inventories, net

Inventories consist of raw materials, principally consumables, supplies, and disposable surgical products; work in progress; and finished goods consisting of company-assembled packs of various combinations of raw materials and reusable surgical products. Inventories are valued at the lower of cost or market, with cost being determined on the first-in, first-out method.

As of March 31, 2008 and December 31, 2007, inventory consists of the following:

	March 31, 2008	December 31, 2007
	(in 000’s)
Raw materials	$3,229	$3,092
Work in progress	182	232
Finished goods	3,683	3,360

	7,094	6,684
Less: Inventory reserve	(563)	(525)

	$6,531	$6,159

Reusable Surgical Products, net

The Company’s reusable surgical products, consisting principally of linens (gowns, towels, drapes), basins (stainless steel medicine cups, carafes, trays, basins), and surgical instruments, are stated at cost. Amortization of linens and basins is computed on a basis similar to the units of production method. Estimated useful lives for each product are based on the estimated total number of available uses for each product. The expected total available usage for its linen products using the three principal fabrics (accounting for approximately 80% of the reusable surgical products) is 75, 100, and 125 uses, based on several factors, including the Company’s actual historical experience with these products. The Company believes Radio Frequency Identification (“RFID”) technology enables it to evaluate the useful lives of linen products more efficiently. Basins are amortized over their estimated useful life, which ranges from 25 to 200 uses. Owned surgical instruments are amortized straight-line over a period of four years. Accumulated amortization as of March 31, 2008 and December 31, 2007, was approximately $13.3 million and $13.2 million, respectively.

As of March 31, 2008, and December 31, 2007, the Company had reserves for shrinkage, obsolescence, and scrap related to reusable surgical products of approximately $1,274,000 and $1,211,000, respectively.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with the provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payments, (“SFAS 123R”). Under SFAS 123R, all stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The cost for all stock-based awards granted subsequent to December 31, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123R, utilizing the binomial (Lattice) model. Stock-based compensation expense was

$227,000 and $144,000 or $152,000 and $96,000, net of income tax, for the three month periods ended March 31, 2008 and 2007, respectively, which contributed to a $0.02 reduction in basic and diluted earnings per share for each of the three month periods ended March 31, 2008 and 2007.

The Company did not receive any proceeds from stock option exercises under all share-based payment arrangements for the three-month periods ended March 31, 2008 and 2007. There were no capitalized stock-based compensation costs at March 31, 2008 or 2007.

Stock Option Plans

The 1995 Stock Option Plan

The 1995 Stock Option Plan is designed to provide employees with incentive or non-qualified options to purchase up to 700,000 shares of common stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement or termination of employment. As of March 31, 2008 and 2007, options to purchase 117,700 and 152,600 shares, respectively, were outstanding. The 1995 Stock Option Plan terminated on December 21, 2005, although that termination does not adversely affect any options outstanding under the Plan.

The 1996 Non-Employee Director Plan

As amended on May 16, 2001, the Non-Employee Director Plan is designed to provide for the grant of non-qualified stock options to purchase up to 200,000 shares of common stock to members of the Board of Directors who are not employees of the Company. At the completion of the Company’s initial public offering, each non-employee director was granted options to purchase 4,000 shares of common stock for each full remaining year of the director’s term. Thereafter, on the date on which a new non-employee director was first elected or appointed, he or she was automatically granted options to purchase 4,000 shares of common stock for each year of his or her initial term, and was granted options to purchase 4,000 shares of common stock for each year of any subsequent term to which he or she was elected. As of March 2006, the equity component of the director compensation plan was restructured, so that each non-employee director will receive an annual grant of options to purchase 7,500 shares of common stock as of the date of the Annual Shareholder Meeting, beginning with the 2006 Annual Meeting. All options vest ratably over a three year term and have an exercise price equal to the fair market value of the common stock on the date of grant. As of March 31, 2008 and 2007, options to purchase 120,000 shares were outstanding, and no options were available to be granted under this Plan. The 1996 Non-Employee Director Plan terminated on July 14, 2006, although that termination does not adversely affect any options outstanding under the Plan.

The 1998 Stock Option Plan

As amended on May 16, 2001, the 1998 Stock Option Plan is designed to provide employees with incentive or non-qualified options to purchase up to 600,000 shares of common stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. As of March 31, 2008 and 2007, options to purchase 399,900 and 415,500 shares, respectively, were outstanding, and 118,727 and 165,084 options, respectively, were available to be granted under this Plan. The 1998 Stock Option Plan terminated on February 17, 2008, although that termination does not adversely affect any options outstanding under the Plan.

The 2004 Stock Compensation Plan

The 2004 Stock Compensation Plan is designed to further the interests of the Company and its shareholders by providing incentives in the form of incentive or non-qualified stock options or restricted stock grants to key employees and non-employee directors who contribute materially to the success and profitability of the Company. Under this Plan, restricted stock grants are not considered outstanding options upon grant but are considered issued and outstanding stock. When restricted stock awards are forfeited they are considered as available for grant. The equity awards typically vest ratably over five years from the date of the grant. All outstanding grants vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. At the Company’s annual meeting of shareholders on May 24, 2007, the shareholders approved an amendment to the 2004 Stock Compensation Plan to authorize an additional 500,000 shares under the Plan. As of March 31, 2008 and 2007, options to purchase 265,000 and 242,000 shares respectively, were outstanding, and 664,200 and 175,200 shares, respectively, were available to be granted as options or restricted stock under this Plan.

The following table summarizes option and restricted stock grant activity from January 1, 2008 through March 31, 2008:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at December 31, 2007	801,927	883,600	$7.33	6.69
Options and restricted stock authorized	175,000	—	—
Options expired	—	—	—
Options granted	(213,000)	188,000	4.51
Options and restricted stock cancelled	19,000	(19,000)	4.55
Options exercised	—	—	—

Balance at March 31, 2008	782,927	1,052,600	$6.88	6.95

Options exercisable at March 31, 2008	—	463,726	$9.60	4.42

In February 2008, the Company granted 25,000 shares of restricted stock and options to purchase 150,000 shares of common stock to the Company’s newly hired chief executive officer, which is included in the 175,000 options and restricted stock authorized in the above table. The option award vests evenly over a three-year period. The 25,000 shares of restricted stock vest entirely on the earlier of the third anniversary date from the date of grant or upon involuntary termination. The compensation cost and derived service periods were estimated using an assumed volatility of 65.1% and a risk free interest rate of 3.14%. The weighted-average fair value of these option shares range from $2.94 to $4.50 and the expected term is 7.01 years.

The weighted-average grant date fair value of options granted during the three months ended March 31, 2008 and 2007 was $2.94 and $2.92, respectively. There were no options exercised in the three months ended March 31, 2008 or 2007. As of March 31, 2008, there was $1.4 million of unrecognized compensation cost related to non-vested options and restricted stock that is expected to be recognized over a weighted average period of 1.26 years. The total fair value of options and restricted stock vested during the three months ended March 31, 2008 and 2007 was $227,000 and $120,000, respectively.

The Company consistently used the binomial model for estimating the fair value of options granted in the three-month periods ended March 31, 2008 and 2007. The Company used historical data to estimate the option exercise and employee departure behavior used in the binomial valuation model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The risk-free rates for periods within the contractual term of the options are based on the U.S. Treasury stripped coupon interest in effect at the end of the quarter. Because the binomial valuation model accommodates multiple input values, the risk free interest rates and expected term rates used in calculating the fair value of the options, are expressed in ranges.

Following are the weighted-average and range assumptions, where applicable, used for each respective period:

	Three Months Ended
	March 31, 2008	March 31, 2007
	(Binomial)
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.55 to 3.87%	4.12 to 4.82%
Weighted-average expected volatility	65.1%	60.7%
Expected term	1.8 to 9.4 years	3.6 to 9.2 years
Respective service period	3 - 5 years	3 - 5 years

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

The Company recorded $24,000 and $25,000, respectively, in compensation expense related to the restricted stock that vested during the three month periods ended March 31, 2008 and 2007, respectively. As of March 31, 2008 and 2007, there was $311,000 and $347,000 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. Unrecognized compensation cost of $205,000 related to the 2004 Stock Compensation Plan is expected to be recognized over a period of 2.75 years while unrecognized compensation cost of $106,000 related to the option grant to the Company’s Chief Executive Officer is expected to be recognized over a period of 3 years.

Uncertain Tax Positions

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which clarifies the accounting for and disclosure of uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with tax positions. The provisions of FIN 48 were effective January 1, 2007. The Company completed an assessment of FIN 48 and determined that FIN 48 did not have a material impact on its financial statements in any period presented.

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

Recently Issued Financial Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 creates a fair value hierarchy, which prioritizes the inputs to be used in determining fair value. The three hierarchy levels are based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, such as quoted market prices in active markets for identical assets and liabilities. Level 2 includes observable inputs other than those included in Level 1. For example, quoted market prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets. Level 3 generally requires significant management judgment as the inputs reflect management’s own assumptions used in pricing the asset or liability. Companies are required to disclose relevant fair value information in their financial statements that allows users to assess inputs used to measure fair value, and the effect of those measurements on earnings for the periods presented. Companies are also required to separately reconcile the beginning and ending balances for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, the FASB delayed the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. Examples of nonfinancial assets and liabilities include goodwill and intangible assets that are not amortized. The Company has elected to defer this aspect of SFAS 157. The Company is in the process of evaluating the impact of SFAS 157, relating to its nonfinancial assets and liabilities, but believes its adoption will not have a material impact on its financial statements. There were no fair value measurements requiring the application of SFAS 157 in the current period.

In April 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value where entities will report unrealized gains and losses in earnings at each subsequent reporting date. The standard allows entities to elect fair value application on an instrument-by-instrument basis with certain exceptions. The fair value option election is irrevocable in most cases. The new standard establishes presentation and disclosure requirements and assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company’s financial statements.

NOTE C – INCOME TAX

SFAS 109 requires a valuation allowance to reduce reported deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, an allowance of $1.0 million has been established at March 31, 2008 to reduce the deferred tax assets to the amount that will more likely than not be realized. The allowance at December 31, 2007 was $544,000 relating to certain state tax credit carryforwards. The change in valuation allowance for the three months ended March 31, 2008 of $468,000 is attributable to the operating losses incurred during the three-month period this year.

NOTE D – NOTES PAYABLE

The Company has a $20 million revolving credit facility with two financial institutions. The credit facility is secured by substantially all of the Company’s assets and has an interest rate that varies between 200 and 300 basis points over LIBOR (2.70% as of March 31, 2008) depending on the quarterly results under the Company’s consolidated leverage ratio covenant. The credit facility agreement was amended in March 2008 to revise the funds flow coverage ratio and the tangible net worth requirement. The available credit under the facility is subject to limitation based upon the consolidated leverage ratio of the Company. The amended credit facility requires the Company to maintain (a) a quarterly consolidated leverage ratio of not more than 2.50 to 1.00 for fiscal quarters ending June 30, 2006 and thereafter; (b) a funds flow coverage ratio of not less than 1.00 to 1.00; and (c) a tangible net worth at the end of each fiscal quarter beginning March 31, 2008, of at least $43.5 million. The amendment also reduced the amount of the credit facility to $20.0 million from $30 million. The interest rate and the unused fee is 300 basis points over LIBOR and 0.35%, respectively, until the funds flow coverage ratio returns to not less than 2.25 to 1.00 for two consecutive quarters. The credit facility places a number of restrictions on the Company, including without limitation: the paying of dividends, incurring additional indebtedness, making loans and investments, encumbering its assets, entering into a new business, and entering into certain merger, consolidation or liquidation transactions.

The Company did not satisfy the consolidated leverage ratio or the funds flow coverage ratio required by the amended credit facility for the first quarter of 2008. The financial institutions waived the requirement of the Company to meet these covenants as of March 31, 2008. There can be no assurance that the Company’s lenders will issue a waiver or grant an amendment in a future period, if required.

As of March 31, 2008, the Company had the ability to borrow an additional $7.9 million under the facility, which takes into consideration the amounts already outstanding under the credit facility and certain letters of credit principally associated with the Company’s bonds payable.

The credit facility allows the Company to repurchase its common stock through open market purchases at prevailing market prices. During the first three months of 2008 and fiscal year 2007, the Company did not repurchase any shares of its common stock.

In March 2008, the credit facility was also amended to extend the expiration date to September 21, 2008. The Company is currently negotiating with its lenders to enter into a new credit facility.

On August 20, 2007, the Company entered into a short-term agreement with AIG to finance the annual premiums under certain of its insurance contracts. The amount outstanding under the agreement was $233,000 at March 31, 2008. The agreement calls for equal monthly payments of principal and interest over a term of nine months, with the final payment due on May 1, 2008. The stated interest rate under the agreement is 5.63%.

NOTE E – LOSS PER SHARE

The following table sets forth the Company’s computation of basic and diluted loss per share:

	Three Months Ended
	March 31, 2008	March 31, 2007
	(In thousands, except per share data) (unaudited)
Basic
Numerator:
Net loss	$(1,294)	$(589)

Denominator:
Weighted average shares outstanding	6,391	6,357

Loss per common share, basic	$(0.20)	$(0.09)

Diluted
Numerator:
Net loss	$(1,294)	$(589)

Denominator:
Weighted average shares outstanding	6,391	6,357
Effect of dilutive securities - employee stock options	—	—

	6,391	6,357

Loss per common share, diluted	$(0.20)	$(0.09)

Options to purchase 995,754 and 406,100 shares of common stock for the three-month periods ended March 31, 2008 and March 31, 2007, respectively, were not included in the computation of diluted earnings per common share, because the assumed proceeds per share were greater than the average market price, and therefore, were antidilutive. There were no options with a dilutive effect due to assumed proceeds per share less than the average market price for the three-month period ended March 31, 2008. The dilutive effect of 524,000 options with assumed proceeds per share less than the average market price, were not included for the three-month period ended March 31, 2007 because the effect would be anti-dilutive due to the Company’s net loss for the period.

NOTE F – LEASE AGREEMENT

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

Future minimum lease payments expected to be received as of March 31, 2008 are as follows (in 000’s):

Year ending December 31

2008	$267
2009	364
2010	375
2011	387
2012	97

$1,490

Rental income, which is included in the statements of operations, was approximately $94,000 and $32,000, respectively, for the three months ended March 31, 2008 and 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read with our financial statements and the notes thereto included elsewhere in this report. This discussion and analysis contains trend analysis and might contain forward-looking statements. These statements are based on current expectations, and actual results might differ materially. Among the factors that could cause actual results to vary are those described in “Critical Accounting Policies” and “Certain Considerations” included in this report and “Risk Factors” included in this report and our 2007 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

Overview

We provide daily processing, assembly and delivery of reusable and disposable products and instruments required for surgery through our state-of-the-art, FDA-regulated service centers. Our integrated “closed-loop” process starts with daily delivery of reusable and disposable surgical supplies and instruments to the healthcare providers. At the same time, we pick up the reusable textiles, basins and instruments used in surgery and return them to our processing facilities. Used products arriving at our processing facilities are sorted, cleaned, inspected, packaged, sterilized, and subsequently, shipped back to the healthcare providers. In addition, we manage the instrumentation and supply chain of hospitals, surgery centers and operating rooms and their central sterilization facilities.

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

Most of our surgical instrument supply arrangements with customers utilize instruments owned by Aesculap, Inc. (“Aesculap”), which receives an agreed upon fee for each procedure based on the number and kinds of procedures performed with its instruments and the number and combination of instruments used for each procedure. This arrangement allows us to limit our cost of capital for instrument programs. In addition to the Aesculap-owned instruments, we purchase surgical instruments from other vendors to service customers who have requirements that Aesculap cannot fulfill. We expect instrument revenues will continue to grow and, as a result, we expect our instrument inventory will continue to grow. We estimate that our expenditures in 2008 for instrument inventory will be approximately $2.4 million.

Our profitability is primarily determined by our revenues, the efficiency with which we deliver products and services to customers, and our ability to control our costs. We incurred operating and net losses for our three-month period ended March 31, 2008 and for the year ended December 31, 2007, primarily due to lower gross margins as a result of industry pricing trends, increased material costs from disposable products and loss and scrapped linens, labor costs, amortization expense associated with our owned instruments, and an accrual for changes in our vacation pay policy. Although sales to customers who predominantly purchase reusable textiles declined, we continue to see growth in other products sold with our ReadyCaseSM case cart management system (combining instruments, reusable textiles and disposable products).

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

In the fourth quarter of 2006, we engaged a global management consulting firm to conduct an in-depth business assessment and develop specific plans to optimize our performance and growth. During the second quarter of 2007, we re-engaged the management consulting firm to assist us in developing a plan for improving the effectiveness of our sales and service organizations which involves reorganizing and retraining our sales force, developing a customer service and sales training function, and implementing a technology platform to support our sales force and customer service initiatives. We expect to incur additional costs on a continuing basis to implement the plan. We expect that the costs will relate primarily to compensation, training and travel expenses associated with this reorganization as well as the implementation of technology. We expect these changes will generate revenue growth and, in the longer run, improve our financial performance. See “Certain Considerations – Our restructuring of our sales, service and operations might disrupt our business”.

We continue to seek ways to improve the efficiency and effectiveness of our operations. During 2007, we completed a lean transformation at our Tampa and Cincinnati facilities. This process involved a review of every element of our operations to identify cost savings opportunities and generate efficiencies. In 2008, we will continue to roll out the resulting cost-saving measures to our other facilities. We expect this initiative to have a positive impact on our performance in the years ahead.

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

Amortization of Reusable Surgical Products and Instruments. Our reusable surgical products are stated at cost. We amortize linens and basins on a basis similar to the units of production method. Estimated useful lives for each product are based on the estimated total number of available uses for each product. The expected total available usage for our linen products using the three principal fabrics (accounting for approximately 80% of the reusable surgical products) is 75, 100, and 125 uses, based on several factors, including our actual historical experience with these products. We believe our RFID technology enables us to evaluate the useful lives of linen products more often. Basins are amortized over their estimated useful life, which ranges from 25 to 200 uses. We amortize owned surgical instruments on the straight-line method based on a four-year useful life. If our actual use experience with these products is shorter than these assumptions, our amortization rates for reusable products and instruments would increase, which could adversely affect our results of operations.

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

Stock-Based Compensation. In accordance with the Statements of Financial Accounting Standards Statement No. 123R, Share-Based Payments, (“SFAS 123R”) and the Security and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”), we recognize stock-based compensation expense in our statement of operations. We have elected to use the binomial model to determine the fair value of our issued options. Option pricing models require the input of subjective assumptions, including the expected life of the option, the price volatility of the underlying stock, expected interest rates and forfeitures. If actual results differ significantly from our assumptions, stock-based compensation could increase or decrease. For further discussion of our stock-based compensation, see Note B-Summary of Significant Accounting Policies - Stock-Based Compensation to the financial statements.

Recently Issued Financial Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 creates a fair value hierarchy, which prioritizes the inputs to be used in determining fair value. The three hierarchy levels are based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, such as quoted market prices in active markets for identical assets and liabilities. Level 2 includes observable inputs other than those included in Level 1. For example, quoted market prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets. Level 3 generally requires significant management judgment as the inputs reflect management’s own assumptions used in pricing the asset or liability. Companies are required to disclose relevant fair value information in their financial statements that allows users to assess inputs used to measure fair value, and the effect of those measurements on earnings for the periods presented. Companies are also required to separately reconcile the beginning and ending balances for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, the FASB delayed the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. Examples of nonfinancial assets and liabilities include goodwill and intangible assets that are not amortized. We have elected to defer this aspect of SFAS 157. We are in the process of evaluating the impact of SFAS 157, relating to our nonfinancial assets and liabilities; however, we believe its adoption will not have a material impact on our financial statements. There were no fair value measurements requiring the application of SFAS 157 in the current period.

In April 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value where entities will report unrealized gains and losses in earnings at each subsequent reporting date. The standard allows entities to elect fair value application on an instrument-by-instrument basis with certain exceptions. The fair value option election is irrevocable in most cases. The new standard establishes presentation and disclosure requirements and assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on our financial statements.

Results of Operations

We operate on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited financial statements are reflected as of March 31, 2008 and 2007 for presentation purposes only. The actual end of each period was March 30, 2008 and April 1, 2007, respectively. There are 13 weeks included for each of the three-month periods ended March 31, 2008 and 2007.

The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in our statements of income:

	Three Months Ended March 31,
	2008	2007
Revenues	100.0%	100.0%
Cost of revenues	79.0	77.0

Gross profit	21.0	23.0
Distribution expenses	7.3	6.7
Selling and administrative expenses	18.6	18.6

Loss from operations	(4.9)	(2.3)
Interest expense	1.1	1.4
Other income	(0.4)	—

Loss before income taxes	(5.6)	(3.7)
Income tax benefit	(0.2)	(1.3)

Net loss	(5.4)%	(2.4)%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues. Revenues increased $591,000, or 2.5%, to $24.0 million for the three months ended March 31, 2008, compared to $23.4 million for the three months ended March 31, 2007. The increase in revenues in the three-month period ended March 31, 2008 is primarily attributable to an increase in the growth of our on-site management of hospital and surgery center instrumentation supply chain and sterilization services and -ReadyCaseSM delivery system.

Gross Profit. Gross profit decreased $326,000 for the three-month period ended March 31, 2008, as compared to the same period in the prior year. As a percentage of revenues, gross profit decreased by 2.0% for the three-month period ended March 31, 2008, as compared to the same period in the prior year. For the three months ended March 31, 2008, the decrease in gross profit was primarily due to continued industry pricing trends, higher material costs from disposable products, lost and scrapped linens, depreciation expense from a higher level of owned instruments and labor costs, partially offset by lower workers’ compensation insurance costs.

Distribution Expenses. Distribution expenses for the three-month period ended March 31, 2008 were $1.8 million (7.3% of revenues) compared to $1.6 million (6.7% of revenues) for the three-month period ended March 31, 2007. The increase in distribution expenses for the three months ended March 31, 2008 when compared to the prior year is primarily due to higher vehicle fuel costs and labor related costs.

Selling and Administrative Expenses. Selling and administrative expenses increased $99,000, or 2.3%, to $4.5 million for the three months ended March 31, 2008 compared to $4.4 million for the same period in the prior year. Selling and administrative expenses for the three-month period ended March 31, 2008 were higher than the prior year primarily as a result of higher compensation costs, stock option expense, professional service fees, a change in vacation policy and software related costs, partially offset by lower severance expenses for our former President and CEO and a decrease in our provision for doubtful accounts.

Interest Expense. Interest expense for the three-month period ended March 31, 2008 was $275,000 compared to $333,000 for the three-month period ended March 31, 2007. The decrease is due to lower average outstanding amounts under our line of credit agreement during the quarter and generally lower interest rates.

Other Income. Other income was $94,000 for the three-month period ended March 31, 2008, primarily as a result of rental income. Effective March 1, 2007, we entered into an agreement to lease to a third party a portion of our corporate headquarters under the terms of a non-cancelable operating lease.

Income Tax Benefit. Our effective tax rate is based on expected income and statutory tax rates in the various jurisdictions in which we operate. Income taxes are a function of our net income (loss) and effective tax rate. The effective tax rate for the three months ended March 31, 2008 was 3.9% compared to 33.6% for the three months ended March 31, 2007. The lower effective tax rate in the three-month period ended March 31, 2008 when compared to the three-month period ended March 31, 2007 is primarily attributable to an allowance to reduce certain deferred tax assets to the amount that will more likely than not be realized. Our effective tax rate depends upon our forecast of tax expense or benefit based upon the expected results for the fiscal year. Each quarter, we evaluate our forecasted fiscal year results and adjust our tax provision to reflect the effective tax rate on a cumulative basis. Our effective tax rate may increase or decrease during the remainder of 2008 depending upon actual results of operations.

Liquidity and Capital Resources

Our principal sources of capital have been cash flows from operations and borrowings under our revolving credit facility. As of March 31, 2008, we had approximately $524,000 in cash and cash equivalents, compared to approximately $656,000 as of December 31, 2007. In addition, as of March 31, 2008, we had $7.9 million available under our credit facility, which takes into consideration the amounts already outstanding under the credit facility and certain letters of credit principally associated with the bonds payable. Net cash provided by operations for the three-months ended March 31, 2008 was $621,000 compared to net cash used in operations of $777,000 in the prior year. The increase in net cash provided by operations during the three-months ended March 31, 2008 is primarily attributable to an increase in depreciation and amortization expense of $2.2 million, a decrease in prepaid expenses and other assets of $612,000, and an increase in our accounts payable and accrued expenses of $424,000, partially offset by higher accounts receivable of $1.4 million, higher inventory levels of $409,000, and a net loss of $1.3 million.

Net cash used in investing activities during the three-months ended March 31, 2008 was $2.3 million compared to $2.1 million in the prior year period. Cash used in investing activities during the three-months ended March 31, 2008 is primarily related to purchases of property, plant and equipment and reusable surgical products. We estimate that our expenditures in 2008 for property, plant and equipment will be approximately $2.0 million. We estimate that our expenditures in 2008 for reusable surgical products will be approximately $6.0 million, an amount that may fluctuate depending on the growth of our business. We expect instrument revenues to continue to grow and, as a result, we expect our instrument inventory will continue to grow. We estimate that our expenditures in 2008 for instrument inventory will be approximately $2.4 million.

Net cash provided by financing activities in the three-months ended March 31, 2008 was $1.5 million compared to net cash used of $2.8 million for the three-months ended March 31, 2007. Cash provided was primarily a result of the borrowings on our notes payable, partially offset by our repayments on our notes payable, mortgage payable and bonds payable.

We have a $20 million revolving credit facility with two financial institutions, of which $4.0 million was outstanding at March 31, 2008, and a $700,000 letter of credit against the credit facility to support our bonds described below. The credit facility is secured by substantially all of our assets and has an interest rate that varies between 200 and 300 basis points over LIBOR (2.70% as of March 31, 2008) depending on the quarterly results under our consolidated leverage ratio covenant. The available credit under the facility is subject to limitation based upon our consolidated leverage ratio. The credit facility, as amended in March 2008, requires us to maintain (a) a quarterly consolidated leverage ratio of not more than 2.50 to 1.00; (b) a funds flow coverage ratio of not less than 1.00 to 1.00; and (c) a tangible net worth at the end of each fiscal quarter beginning March 31, 2008, of at least $43.5 million. The amendment also reduced the amount of the credit facility to $20 million from $30 million. The interest rate and the unused fee is at the highest allowed under the facility (300 basis points over LIBOR and 0.35%, respectively) until the funds flow coverage ratio returns to not less than 2.25 to 1.00 for two consecutive quarters. The credit facility places restrictions on us, including without limitation: the paying of dividends, incurring additional indebtedness, making loans and investments, encumbering our assets, entering into a new business, and entering into certain merger, consolidation or liquidation transactions.

We did not satisfy the consolidated leverage ratio or the funds flow coverage ratio required by the amended credit facility for the first quarter of 2008. The financial institutions waived the requirement to meet these covenants as of March 31, 2008.

As of March 31, 2008, we had $7.9 million total available to be borrowed under the credit facility, which takes into consideration the $4.0 million outstanding under the credit facility and certain letters of credit principally associated with our bonds payable.

In March 2008, the revolving credit facility was amended to extend the maturity date to September 21, 2008. We are negotiating with our lenders a new credit facility to commence prior to the expiration of the current credit facility. There is no assurance that we will be able to do so. See “Certain Considerations – Capital requirements and credit facility expiration.”

We are also obligated under a mortgage from our primary lenders for approximately $4.2 million, which we incurred to finance the purchase of our corporate headquarters in 2005. The mortgage has a term of five years and an amortization schedule based on 20 years, with a balloon payment of $3.6 million in 2010. The mortgage bears an interest rate of 250 basis points over LIBOR.

We have outstanding public bonds that we issued to fund the construction of two of our reusable processing facilities. The aggregate principal amount of these bonds as of March 31, 2008 is $6.9 million. Interest expense on these bonds adjusts based on rates that approximate LIBOR (3.97% at March 31, 2008). Starting in 2004, we began amortizing the bonds through quarterly payments of $165,000. Balloon principal payments of $3.1 million are due on the bonds in 2014. The bonds are secured by the two reusable processing facilities and backed by our lenders under our credit agreement. The letters of credit must be renewed in January of each year through maturity in 2014. As noted above, we are in the process of discussing with our lenders the substitution of a new credit facility. Under our credit agreement, if the lenders notify us before July 1, 2008, of their intention not to extend the existing facility, we must substitute new letters of credit by September 1, 2008, or trigger a default under the bonds.

On August 20, 2007, we entered into a short-term agreement with AIG to finance the annual premiums under certain of our insurance contracts. The amount outstanding under the agreement was $233,000 at March 31, 2008. The agreement calls for equal monthly payments of principal and interest over a term of nine months, with the final payment due on May 1, 2008. The stated interest rate under the agreement is 5.63%.

We believe that our existing cash and cash equivalents together with expected cash provided by operations and the revolving credit facility will be adequate to finance our operations. Although it is difficult for us to predict our future liquidity needs with certainty, our ability to continue accessing the credit facility and our lenders’ willingness to extend or renew our credit facility after September 2008 is an essential requirement for our continued operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our principal exposure to market risk is change in interest rates under our various debt instruments and borrowings. The outstanding balance under our revolving credit facility was approximately $4.0 million as of March 31, 2008. The credit facility’s interest rate varies between 200 and 300 basis points over LIBOR (2.70% as of March 31, 2008), depending on our leverage ratio (earnings coverage of debt). We are subject to changes in our interest expense on this facility based on fluctuations in interest rates. Assuming an outstanding balance of this facility of $4.0 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $10,000 per quarter.

The outstanding balance under our real estate mortgage was approximately $4.2 million as of March 31, 2008. The mortgage bears an interest rate of 250 basis points over LIBOR. Assuming an outstanding balance of this facility of $4.2 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $10,500 per quarter.

Interest on our bonds that financed two of our facilities is at a rate that approximates LIBOR. We are subject to changes in our interest expense on these bonds based on fluctuations in interest rates. Assuming an outstanding balance of these bonds of $6.9 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $17,250 per quarter.

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

Our restructuring of our sales, service and operations might disrupt our business. We continue to implement the recommendations of our management consulting firm for a reorganization of our sales, service and operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”. We are subject to risks that the reorganization might not be successful, and might result in business disruption and higher costs than anticipated.

We might need additional capital in the future, which might not be available; potential impact of covenant default and credit facility expiration. Our business is capital intensive and requires annual capital expenditures for additional surgical products. Should we need or otherwise decide to raise additional funds, we may not be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competitive pressures or unanticipated requirements or otherwise support our operations. In recent quarters, including the first quarter of 2008, we have been unable to comply with certain financial covenants in our credit facility. Although our lenders waived our compliance with these covenants, there is no assurance that our lenders will waive our compliance for future periods, if such a waiver is needed. The revolving credit facility expires in September 2008. We are negotiating a new credit facility to commence before the current credit facility expires. We might not be able to renew the credit facility, which would materially and adversely affect us by eliminating the availability of further advances under our credit facility, requiring the repayment of amounts outstanding under the credit facility, and triggering a default under our facility bonds. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

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

The loss of a significant customer or purchasing organization could adversely affect our operating results. During the three-month period ended March 31, 2008, hospitals belonging to three group purchasing organizations (“GPOs”), Novation, LLC, HealthTrust Purchasing Group, L.P. and MedAssets, Inc. accounted for approximately 64% of our sales. One customer, a healthcare provider, accounted for approximately 11% of our revenues for the three-months ended March 31, 2008. Our business with these GPOs is pursuant to short-term agreements, which are subject to renewal from time to time through competitive processes. Although each GPO member hospital currently makes its purchasing decisions on an individual basis, the loss of a substantial portion of the GPO hospitals’ business would adversely affect our revenues and results of operations.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our “Executives”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of our most recent fiscal quarter. Based on that evaluation, we concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including the Executives, as appropriate, to allow timely decisions regarding required disclosure.

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

We have not materially amended our risk factors from those stated in our Annual Report on Form 10-K filed with the SEC on March 26, 2008. See “Certain Considerations” above.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported in our Current Report on Form 8-K filed on February 7, 2008, we issued 25,000 shares of restricted stock to Gerald Woodard, our Chief Executive Officer, on February 1, 2008 pursuant to his employment agreement. This grant to Mr. Woodard was an inducement grant made outside of our equity compensation plans pursuant to an exemption from NASDAQ’s shareholder approval requirements under Section 4350(i)(1)(A)(iv) of the NASDAQ Marketplace Rules. We relied on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), for exemption from the registration requirements of the Securities Act because no public offering was involved.

Item 5.	Other Information

As an inducement to Gerald Woodard entering into an Employment Agreement with the Company, the Company agreed to pay Mr. Woodard a one-time cash signing bonus of $100,000. On May 2, 2008, Gerald Woodard waived his right to receive this signing bonus.

Item 6.	Exhibits and Reports on Form 8-K

Exhibit Number	Exhibit Description
3.1(1)	Restated Articles of Incorporation of the Company.

3.2(2)	First Amendment to Restated Articles of Incorporation dated as of August 31, 1998, of the Company (for Series A Preferred Stock).

3.3(3)	Amended and Restated Bylaws of the Company.

31.1	Certification by the Chief Executive Officer (CEO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Sr. Vice President (SVP) and Chief Financial Officer (CFO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the CEO of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

32.1	Certification by the SVP and CFO of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996.
(2)	Incorporated by reference to the Current Report on Form 8-K dated August 31, 1998, and filed by the Registrant on September 9, 1998.
(3)	Incorporated by reference to the Annual Report on Form 10-K for 2006 filed by the Registrant on March 23, 2007.

Reports on Form 8-K

We filed a report on Form 8-K dated January 7, 2008 to announce the appointment of Gerald Woodard as Chief Executive Officer and a member of the Board of Directors (pursuant to Item 5.02 of Form 8-K).

We filed a report on Form 8-K dated February 7, 2008 to furnish information related to stock option agreements between the Company and Gerald Woodard, our newly appointed Chief Executive Officer (pursuant to Item 5.02 of Form 8-K).

We filed a report on Form 8-K dated March 10, 2008 to furnish information related to our announcement of our operating results for our fourth quarter and 12-month period ended December 31, 2007 (pursuant to Item 12 of Form 8-K).

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1(1)	Restated Articles of Incorporation of the Company.

3.2(2)	First Amendment to Restated Articles of Incorporation dated as of August 31, 1998, of the Company (for Series A Preferred Stock).

3.3(3)	Amended and Restated Bylaws of the Company.

31.1	Certification by the Chief Executive Officer (CEO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Sr. Vice President (SVP) and Chief Financial Officer (CFO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

32.2	Certification by the SVP and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996.
(2)	Incorporated by reference to the Current Report on Form 8-K dated August 31, 1998, and filed by the Registrant on September 9, 1998.
(3)	Incorporated by reference to the Annual Report on Form 10-K for 2006 filed by the Registration on March 23, 2007.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRI/SURGICAL EXPRESS, INC.

Date: May 5, 2008	By:	/s/ Wallace D. Ruiz
Sr. Vice President and Chief Financial Officer