Form 10-Q
period 2008-06-30
SRI SURGICAL EXPRESS INC
filed 2008-08-13
CIK 1014041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Number of outstanding shares of each class of registrant’s common stock as of August 6, 2008:

Common Stock, par value $.001 – 6,495,978

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SRI/SURGICAL EXPRESS, INC.

BALANCE SHEETS

(In thousands)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Cash and cash equivalents	$628	$656
Accounts receivable, net	12,481	11,613
Inventories, net	6,011	6,159
Prepaid expenses and other assets	1,538	2,847
Reusable surgical products, net	20,735	19,416
Property, plant and equipment, net	30,838	31,277

Total assets	$72,231	$71,968

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable	$3,724	$2,493
Accounts payable	9,137	7,984
Employee-related accrued expenses	1,622	1,572
Other accrued expenses	3,448	3,892
Mortgage payable	4,167	4,286
Bonds payable	6,730	7,060
Deferred tax liability, net	—	55

Total liabilities	28,828	27,342

Shareholders’ equity:
Preferred stock-authorized 5,000,000 shares of $0.001 par value; no shares issued and outstanding at June 30, 2008 and December 31, 2007.	—	—
Common stock-authorized 30,000,000 shares of $0.001 par value; issued and outstanding 6,495,978 and 6,470,978 at June 30, 2008 and December 31, 2007, respectively.	6	6
Additional paid-in capital	31,915	31,454
Retained earnings	11,482	13,166

Total shareholders’ equity	43,403	44,626

Total liabilities and shareholders’ equity	$72,231	$71,968

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$25,113	$23,717	$49,081	$47,094
Cost of revenues	19,266	18,117	38,191	36,125

Gross profit	5,847	5,600	10,890	10,969
Distribution expenses	1,862	1,570	3,620	3,141
Selling and administrative expenses	4,207	4,301	8,657	8,652

Loss from operations	(222)	(271)	(1,387)	(824)
Interest expense	254	372	529	737
Other income	(91)	(90)	(185)	(122)

Loss before income taxes	(385)	(553)	(1,731)	(1,439)
Income tax expense (benefit)	5	(211)	(47)	(508)

Net loss	$(390)	$(342)	$(1,684)	$(931)

Loss per share:
Basic	$(0.06)	$(0.05)	$(0.26)	$(0.15)

Diluted	$(0.06)	$(0.05)	$(0.26)	$(0.15)

Weighted average common shares outstanding:
Basic	6,387	6,394	6,386	6,376

Diluted	6,387	6,394	6,386	6,376

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,684)	$(931)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,736	1,700
Amortization of reusable surgical products	2,673	2,753
Stock-based compensation expense	461	324
(Reduction) provision for doubtful accounts	(1)	139
Provision for slow moving inventory	29	190
Provision for slow moving reusable surgical products and shrinkage	328	363
Deferred income taxes	(55)	(420)
Change in operating assets and liabilities:
Increase in accounts receivable	(867)	(1,128)
Decrease (increase) in inventories	119	(1,094)
Decrease in prepaid expenses and other assets	1,309	208
Increase in accounts payable	1,153	909
(Decrease) increase in employee-related and other accrued expenses	(354)	964

Net cash provided by operating activities	4,847	3,977

Cash flows from investing activities:
Purchases of property, plant and equipment	(944)	(909)
Purchases of reusable surgical products	(4,320)	(2,698)

Net cash used in investing activities	(5,264)	(3,607)

Cash flows from financing activities:
Borrowings on notes payable	22,606	17,226
Repayments on notes payable	(21,759)	(17,408)
Repayment on mortgage payable	(119)	(119)
Repayment on bonds payable	(330)	(330)
Proceeds from exercise of stock options	—	249
Payments on obligation under capital lease	(9)	—

Net cash provided by (used in) financing activities	389	(382)

Decrease in cash and cash equivalents	(28)	(12)
Cash and cash equivalents at beginning of period	656	283

Cash and cash equivalents at end of period	$628	$271

Supplemental cash flow information:
Cash paid for interest	$609	$720

Cash received for income taxes	$(418)	$(385)

Supplemental cash flow information:
Assets acquired under capital lease	$353	$0

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements of SRI/Surgical Express, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they omit or condense footnotes and certain other information normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments of a normal recurring nature that are necessary to present fairly the financial information for the interim periods reported have been made. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2007, filed with the SEC. The results of operations for the six months ended June 30, 2008, are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2008.

The Company presents an unclassified balance sheet as a result of the extended amortization period (predominantly three to six years) of its reusable surgical products. The Company provides reusable surgical products to its customers on a per use basis similar to a rental arrangement.

The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited financial statements are reflected as of June 30, 2008 and 2007 for presentation purposes only. The actual end of each period was June 29, 2008 and July 1, 2007, respectively. There are 26 weeks included for each of the six month periods ended June 30, 2008 and 2007.

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

Accounts Receivable, net

The Company has accounts receivable from hospitals and surgery centers. The Company does not believe that there are substantial credit risks associated with those receivables that should lead it to require a form of collateral from its customers. The allowance for doubtful accounts as of June 30, 2008, and December 31, 2007, was approximately $827,000 and $865,000, respectively. The allowance for doubtful accounts relates to accounts receivable not expected to be collected and is based on management’s assessment of specific customer balances, the overall aging of the balances, and the financial stability of the customers. The Company does not customarily charge interest on accounts receivable.

Inventories, net

Inventories consist of raw materials, principally consumables, supplies, and disposable surgical products; work in progress; and finished goods consisting of company-assembled packs of various combinations of raw materials and reusable surgical products. Inventories are valued at the lower of cost or market, with cost being determined on the first-in, first-out method.

As of June 30, 2008 and December 31, 2007, inventory consists of the following:

	June 30, 2008	December 31, 2007
	(in 000’s)
Raw materials	$3,015	$3,092
Work in progress	211	232
Finished goods	3,339	3,360

	6,565	6,684
Less: Inventory reserve	(554)	(525)

	$6,011	$6,159

Reusable Surgical Products, net

The Company’s reusable surgical products, consisting principally of linens (gowns, towels, drapes), basins (stainless steel medicine cups, carafes, trays, basins), and surgical instruments, are stated at cost. Amortization of linens and basins is computed on a basis similar to the units of production method. Estimated useful lives for each product are based on the estimated total number of available uses for each product. The expected total available usage for its linen products using the three principal fabrics (accounting for approximately 80% of the reusable surgical products) is 75, 100, and 125 uses, based on several factors, including the Company’s actual historical experience with these products. The Company believes Radio Frequency Identification (“RFID”) technology enables it to evaluate the useful lives of linen products more efficiently. Basins are amortized over their estimated useful life, which ranges from 25 to 200 uses. Owned surgical instruments are amortized straight-line over a period of four years. Accumulated amortization as of June 30, 2008 and December 31, 2007, was approximately $13.7 million and $13.2 million, respectively.

As of June 30, 2008, and December 31, 2007, the Company had reserves for shrinkage, obsolescence, and scrap related to reusable surgical products of approximately $1,265,000 and $1,211,000, respectively.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with the provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payments, (“SFAS 123R”). Under SFAS 123R, all stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The cost for all stock-based awards granted subsequent to December 31, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123R, utilizing the binomial (Lattice) model. Stock-based compensation expense was $234,000 and $180,000, or $234,000 and $131,000, net of income tax, for the three months ended June 30, 2008 and 2007, respectively, which contributed to a $0.04 and $0.02 reduction in basic and diluted earnings per share for each of the three months ended June 30, 2008 and 2007, respectively. Stock-based compensation expense was $461,000 and $324,000, or $461,000 and $244,000, net of income tax, for the six months ended June 30, 2008 and 2007, respectively, which contributed to a $0.07 and $0.04 reduction in basic and diluted earnings per share for the six-months ended June 30, 2008 and 2007, respectively.

The Company did not receive any proceeds from stock option exercises under all share-based payment arrangements for each of the three and six months ended June 30, 2008. The proceeds from stock option exercises under all stock-based payment arrangements for each of the three and six months ended June 30, 2007 were $249,000. There were no capitalized stock-based compensation costs at June 30, 2008 or 2007.

Stock Option Plans

The 1995 Stock Option Plan

The 1995 Stock Option Plan is designed to provide employees with incentive or non-qualified options to purchase up to 700,000 shares of common stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement or termination of employment. As of June 30, 2008 and 2007, options to purchase 81,700 and 119,600 shares, respectively, were outstanding under this Plan. The 1995 Stock Option Plan terminated on December 21, 2005, although that termination does not adversely affect any options outstanding under the Plan.

The 1996 Non-Employee Director Plan

As amended on May 16, 2001, the Non-Employee Director Plan is designed to provide for the grant of non-qualified stock options to purchase up to 200,000 shares of common stock to members of the Board of Directors who are not employees of the Company. At the completion of the Company’s initial public offering, each non-employee director was granted options to purchase 4,000 shares of common stock for each full remaining year of the director’s term. Thereafter, on the date on which a new non-employee director was first elected or appointed, he or she was automatically granted options to purchase 4,000 shares of common stock for each year of his or her initial term, and was granted options to purchase 4,000 shares of common stock for each year of any subsequent term to which he or she was elected. As of March 2006, the equity component of the director compensation plan was restructured, so that each non-employee director receives an annual grant of options to purchase 7,500 shares of common stock as of the date of the Annual Shareholder Meeting, beginning with the 2006 Annual Meeting. All options vest ratably over a three-year term and have an exercise price equal to the fair market value of the common stock on the date of grant. As of June 30, 2008 and 2007, options to purchase 120,000 shares were outstanding, and no options were available to be granted under this Plan. The 1996 Non-Employee Director Plan terminated on July 14, 2006, although that termination does not adversely affect any options outstanding under the Plan.

The 1998 Stock Option Plan

As amended on May 16, 2001, the 1998 Stock Option Plan is designed to provide employees with incentive or non-qualified options to purchase up to 600,000 shares of common stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. As of June 30, 2008 and 2007, options to purchase 392,400 and 356,720 shares, respectively, were outstanding, and 0 and 176,084 options, respectively, were available to be granted under this Plan. The 1998 Stock Option Plan terminated on February 17, 2008, although that termination does not adversely affect any options outstanding under the Plan.

The 2004 Stock Compensation Plan

The 2004 Stock Compensation Plan is designed to further the interests of the Company and its shareholders by providing incentives in the form of incentive or non-qualified stock options or restricted stock grants to key employees and non-employee directors who contribute materially to the success and profitability of the Company. Under this Plan, restricted stock grants are not considered outstanding options upon grant but are considered issued and outstanding stock. Any forfeited restricted stock awards are considered to be available for grant. The equity awards typically vest ratably over five years from the date of the grant. All outstanding grants vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. At the Company’s annual meeting of shareholders on May 24, 2007, the shareholders approved an amendment to the 2004 Stock Compensation Plan to authorize an additional 500,000 shares under the Plan. As of June 30, 2008 and 2007, restricted stock and options to purchase 311,500 and 281,000 shares, respectively, were outstanding, and 617,700 and 648,200 shares, respectively, were available to be granted as options or restricted stock under this Plan.

The following table summarizes option and restricted stock grant activity from January 1, 2008 through June 30, 2008:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at December 31, 2007	801,927	883,600	$7.33	6.69
Options and restricted stock authorized	175,000	—	—
Options expired	11,000	(47,000)	14.88
Options granted	(265,500)	240,500	4.39
Options and restricted stock forfeited	21,500	(21,500)	4.62
Options cancelled	(126,277)	—	—
Options exercised	—	—	—

Balance at June 30, 2008	617,700	1,055,600	$6.38	7.16

Options exercisable at June 30, 2008	—	437,526	$8.82	4.84

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

The weighted average grant date fair value of options granted during the six months ended June 30, 2008 and 2007 was $2.96 and $3.09, respectively. There were no options exercised in the six months ended June 30, 2008. The total intrinsic value of options exercised in the six months ended June 30, 2007 was $8,700. As of June 30, 2008, there was $1.4 million of unrecognized compensation cost related to non-vested options and restricted stock that is expected to be recognized over a weighted average period of 1.18 years. The total fair value of options and restricted stock vested during the three months ended June 30, 2008 and 2007 was $234,000 and $165,000, respectively. The total fair value of options and restricted stock vested during the six months ended June 30, 2008 and 2007 was $461,000 and $285,000, respectively.

The Company consistently used the binomial model for estimating the fair value of options granted during the six months ended June 30, 2008 and 2007. The Company used historical data to estimate the option exercise and employee departure behavior used in the binomial valuation model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The risk free rates for periods within the contractual term of the options are based on the U.S. Treasury stripped coupon interest in effect at the end of the quarter. Because the binomial valuation model accommodates multiple input values, the risk free interest rates and expected term rates used in calculating the fair value of the options are expressed in ranges.

Following are the weighted average and range assumptions, where applicable, used for each respective period:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Binomial)		(Binomial)
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.57 to 4.34%	4.80 to 5.12%	1.55 to 4.34%	4.12 to 5.12%
Weighted-average expected volatility	68.2%	59.1%	65.1 to 68.2%	59.1 to 60.7%
Expected term	1.82 to 9.46 years	1.82 to 9.36 years	1.82 to 9.46 years	1.82 to 9.36 years
Respective service period	3-5 years	5 years	3-5 years	5 years

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

The Company recorded $28,000 and $15,000, respectively, in compensation expense related to the restricted stock that vested during the three months ended June 30, 2008 and 2007, respectively. The Company recorded $52,000 and $40,000 in compensation expense related to the restricted stock that vested during the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008 and 2007, there was $284,000 and $260,000, respectively, of total unrecognized compensation cost related to restricted stock awards granted under the Plan. Unrecognized compensation cost of $187,000 related to the 2004 Stock Compensation Plan is expected to be recognized over a period of 2.50 years while unrecognized compensation cost of $97,000 related to the option grant to the Company’s Chief Executive Officer is expected to be recognized over a period of 2.75 years.

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

In April 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value where entities will report unrealized gains and losses in earnings at each subsequent reporting date. The standard allows entities to elect fair value application on an instrument-by-instrument basis with certain exceptions. The fair value option election is irrevocable in most cases. The new standard establishes presentation and disclosure requirements and assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141(R)”), Business Combinations, which revises SFAS No. 141, Business Combinations. SFAS 141(R) essentially requires the following: (a) Upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated; (b) Contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. The concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt, will no longer be applicable; and (c) All transaction costs will be expensed as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption of this standard will only affect the Company’s financial statements in the event of a future business combination.

NOTE C – INCOME TAX

SFAS 109 requires a valuation allowance to reduce reported deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, an allowance of $1.1 million has been established at June 30, 2008 to reduce the deferred tax assets to the amount that will more likely than not be realized. The allowance at December 31, 2007 was $544,000 relating to certain state tax credit carry forwards. The change in valuation allowance for the six months ended June 30, 2008 of $582,000 is attributable to the operating losses incurred during the first six months of this year.

NOTE D – NOTES PAYABLE

As of June 30, 2008, the Company had a $20 million revolving credit facility with two financial institutions, of which $3.4 million was outstanding. The credit facility was secured by substantially all of the Company’s assets and had an interest rate that varied between 200 and 300 basis points over LIBOR (2.46% as of June 30, 2008) depending on the quarterly results under the Company’s consolidated leverage ratio covenant. As of June 30, 2008, the Company had the ability to borrow an additional $8.7 million under the facility.

In March 2008, the credit facility was amended to extend its expiration date to September 21, 2008. The Company was not in compliance with the covenants required under the revolving credit facility as of June 30, 2008; however on August 7, 2008 the Company terminated this facility and entered into a new credit facility (See Note F – Subsequent Event for additional information).

The Company entered into an agreement to purchase certain instrument processing equipment with an equipment financing company. The amount outstanding under the agreement was $254,000 at June 30, 2008. The agreement calls for equal monthly principal and interest payments over its term, with the final payment due December 19, 2009. The stated interest rate under the agreement is 8.25%.

NOTE E – LOSS PER SHARE

The following table sets forth the Company’s computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(In thousands, except per share data) (unaudited)
Basic
Numerator:
Net loss	$(390)	$(342)	$(1,684)	$(931)

Denominator:
Weighted average shares outstanding	6,387	6,394	6,386	6,376

Loss per common share, basic	$(0.06)	$(0.05)	$(0.26)	$(0.15)

Diluted
Numerator:
Net loss	$(390)	$(342)	$(1,684)	$(931)

Denominator:
Weighted average shares outstanding	6,387	6,394	6,386	6,376
Effect of dilutive securities—employee stock options	—	—	—	—

	6,387	6,394	6,386	6,376

Loss per common share, diluted	$(0.06)	$(0.05)	$(0.26)	$(0.15)

Options to purchase 1,047,491 and 1,021,621 shares of common stock for the three and six months ended June 30, 2008, respectively, were not included in the computation of diluted earnings per common share, because the assumed proceeds per share were greater than the average market price, and therefore, were antidilutive. Options to purchase 832,462 and 800,666 shares of common stock for the three and six months ended June 30, 2007, respectively, were not included in the computation of diluted earnings per common share, because the assumed proceeds per share were greater than the average market price, and therefore, were antidilutive. There were no options with a dilutive effect due to assumed proceeds per share less than the average market price for the three and six months ended June 30, 2008. The dilutive effect of 55,285 and 58,643 options with assumed proceeds per share less than the average market price, were not included for the three and six months ended June 30, 2007, respectively, because the effect would be anti-dilutive due to the Company’s net loss for the period.

NOTE F – SUBSEQUENT EVENT

On August 7, 2008, the Company entered into a new $24.3 million credit facility with Bank of America, N.A., one of its existing lenders, which replaced its $20 million credit facility and its $4.2 million mortgage loan on its Tampa headquarters. The new credit facility includes a $4.3 million term loan, which replaces the mortgage loan, and a revolving loan of up to $20 million for working capital, letters of credit issued to support the Company’s bonds for two of its processing facilities, capital expenditures and other purposes. Actual amounts available under the revolving loan are tied to a borrowing base. As of the closing date, the Company had drawn the full term loan and used $12.8 million of the revolving loan, including $5.6 million of advances and $7.2 million of availability for letters of credit to support the Company’s bonds. The term loan amortizes based on a 20-year schedule, with the remaining principal balance due on the maturity date for the entire facility, which is August 7, 2011.

The new credit facility is secured by substantially all of the Company’s assets. The interest rate on the revolving loan varies between 150 and 275 basis points over LIBOR depending on excess availability under the facility. Interest on the term loan varies between 200 and 300 basis points over LIBOR depending on excess availability under the facility. Through December 31, 2008, the interest rates on the term loan and revolving loan will be 250 and 225 basis points, respectively, over LIBOR.

The credit facility requires the Company to comply with (a) a minimum tangible net worth requirement of $39.5 million from the closing date through June 30, 2009, and $40.0 million thereafter, (b) from the closing date through May 31, 2009, a minimum annual EBITDA requirement, measured monthly, of $5 million during the 12 months ending July 31, 2008, increasing incrementally to $7.5 million on May 31, 2009, and (c) beginning June 30, 2009, a fixed charge coverage ratio, initially of 0.85 to one, increasing incrementally to 1.10 to one on December 31, 2009, and continuing thereafter. The credit facility includes typical negative covenants, including provisions restricting the Company from paying dividends, incurring more debt, making loans and investments, encumbering its assets, entering into a new business, or entering into certain merger, consolidation, or liquidation transactions.

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

Overview

We provide daily processing, assembly and delivery of reusable and disposable products and instruments required for surgery through our state-of-the-art, FDA-regulated service centers. Our integrated “closed-loop” process starts with daily delivery of reusable and disposable surgical supplies and instruments to the healthcare providers. After use, we pick up the reusable textiles, basins and instruments used in surgery and return them to our processing facilities. Used products arriving at our processing facilities are sorted, cleaned, inspected, packaged, sterilized, and shipped back to the healthcare providers. In addition, we manage the instrumentation and supply chain of hospitals, surgery centers and operating rooms and their central sterilization facilities.

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

Our profitability is primarily determined by our revenues, the efficiency with which we deliver products and services to our customers, and our ability to control our costs. We incurred operating and net losses for our six-month period ended June 30, 2008 and for the year ended December 31, 2007, primarily due to lower gross margins as a result of industry pricing trends, increased material costs from disposable products, higher consumable, labor related and instrument repair related costs, as well as higher amortization expense associated with our owned instruments. Although sales to customers who predominantly purchase reusable textiles declined, we continue to see growth in other products sold with our ReadyCaseSM case cart management system (combining instruments, reusable textiles and disposable products).

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

We continue to seek ways to improve the efficiency and effectiveness of our operations. During 2007, we completed a lean transformation at our Tampa and Cincinnati facilities. This process involved a review of every element of our operations to identify cost savings opportunities and generate efficiencies. During the first six months of 2008, we completed the roll out of this transformation process to all of our processing facilities. We expect this initiative will have a positive impact on our performance in the years ahead.

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

Amortization of Reusable Surgical Products and Instruments. Our reusable surgical products are stated at cost. We amortize linens and basins on a basis similar to the units of production method. Estimated useful lives for each product are based on the estimated total number of available uses for each product. The expected total available usage for our linen products using the three principal fabrics (accounting for approximately 78% of the reusable surgical products) is 75, 100, and 125 uses, based on several factors, including our actual historical experience with these products. We believe our RFID technology enables us to evaluate the useful lives of linen products more often. Basins are amortized over their estimated useful life, which ranges from 25 to 200 uses. We amortize owned surgical instruments on the straight-line method based on a four-year useful life. If our actual use experience with these products is shorter than these assumptions, our amortization rates for reusable products and instruments would increase, which could adversely affect our results of operations.

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

Stock-Based Compensation. In accordance with the Statements of Financial Accounting Standards Statement No. 123R, Share-Based Payments, (“SFAS 123R”) and the Security and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”), we recognize stock-based compensation expense in our statements of operations. We have elected to use the binomial model to determine the fair value of our issued options. Option pricing models require the input of subjective assumptions, including the expected life of the option, the price volatility of the underlying stock, expected interest rates and forfeitures. If actual results differ significantly from our assumptions, stock-based compensation could increase or decrease. For further discussion of our stock-based compensation, see Note B-Summary of Significant Accounting Policies—Stock-Based Compensation to the financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141(R)”), Business Combinations, which revises SFAS No. 141, Business Combinations. SFAS 141(R) essentially requires the following: (a) Upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated; (b) Contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. The concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt, will no longer be applicable; and (c) All transaction costs will be expensed as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption of this standard will only affect our financial statements in the event of a future business combination.

Results of Operations

We operate on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited financial statements are reflected as of June 30, 2008 and 2007 for presentation purposes only. The actual end of each period was June 29, 2008 and July 1, 2007, respectively. There are 26 weeks included for each of the six-month periods ended June 30, 2008 and 2007.

The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in our statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	76.7	76.4	77.8	76.7

Gross profit	23.3	23.6	22.2	23.3

Distribution expenses	7.4	6.6	7.4	6.7
Selling and administrative expenses	16.8	18.1	17.6	18.4

Loss from operations	(0.9)	(1.1)	(2.8)	(1.8)

Interest expense	1.0	1.6	1.1	1.6
Other income	(0.4)	(0.4)	(0.4)	(0.3)

Loss before income taxes	(1.5)	(2.3)	(3.5)	(3.1)

Income tax expense (benefit)	—	(0.9)	(0.1)	(1.1)

Net loss	(1.5)%	(1.4)%	(3.4)%	(2.0)%

Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007

Revenues. Revenues increased $1.4 million, or 5.9%, to $25.1 million for the three months ended June 30, 2008, compared to $23.7 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, revenues increased $2.0 million, or 4.2% to $49.1 million compared to $47.1 million for the six months ended June 30, 2007. The increase in revenues in the three months and six months ended June 30, 2008 is primarily attributable to an increase in the growth of our on-site management of hospital and surgery center instrumentation, supply chain and sterilization facilities; ReadyCaseSM delivery system; and the reversal of an accrued customer discount that was not realized.

Gross Profit. Gross profit increased $247,000 and decreased $79,000 for the three months and six months ended June 30, 2008, respectively, as compared to the same periods in the prior year. As a percentage of revenues, gross profit decreased by 0.3% and 1.1% for the three months and six months ended June 30, 2008, respectively, as compared to the same periods in the prior year. For the three months ended June 30, 2008, the increase in gross profit was primarily due to the reversal of the accrued customer discount noted above, and lower amortization of reusable products, partially offset by continued industry pricing trends, higher material costs of disposable products, higher pack consumable, labor related and instrument repair costs, as well as higher amortization expense from a higher level of owned instruments. For the six months ended June 30, 2008, the decrease in gross profit was primarily due to continued industry pricing trends, higher material costs of disposable products and higher production labor and instrument repair related costs, partially offset by lower amortization of reusable products and the reversal of the accrued customer discount that was not realized.

Distribution Expenses. Distribution expenses for the three months ended June 30, 2008 increased $292,000 to $1.9 million (7.4% of revenues) compared to $1.6 million (6.6% of revenues) for the three months ended June 30, 2007. For the six months ended June 30, 2008 and 2007, distribution expenses were $3.6 million (7.4% of revenues) and $3.1 million (6.7% of revenues), respectively. The increase in distribution expenses for the three months and six months ended June 30, 2008 when compared to the prior year is primarily due to higher vehicle fuel costs and labor related costs.

Selling and Administrative Expenses. Selling and administrative expenses decreased $94,000, or 2.2%, to $4.2 million for the three months ended June 30, 2008 compared to $4.3 million for the same period in the prior year. Selling and administrative expenses for the six months ended June 30, 2008 were $8.7 million, essentially unchanged when compared to the same period in the prior year. Selling and administrative expenses for the three months ended June 30, 2008 were lower than the prior year primarily as a result of lower marketing related expenses, professional fees and provisions for doubtful accounts, partially offset by higher compensation costs, stock option expense and bank charges.

Interest Expense. Interest expense for the three months ended June 30, 2008 was $254,000 compared to $372,000 for the three months ended June 30, 2007. For the six months ended June 30, 2008, interest expense decreased $208,000, or 28.2% to $529,000 compared to the same period in the prior year. The decrease for both the three months and six months ended June 30, 2008 is due to lower average outstanding balances under our line of credit agreement and generally lower interest rates.

Other Income. Other income was $91,000 for the three months ended June 30, 2008, essentially the same as the prior year. Other income increased $63,000 to $185,000 for the six months ended June 30, 2008. Other income is primarily rental income. Effective March 1, 2007, we entered into an agreement to lease to a third party a portion of our corporate headquarters under the terms of a non-cancelable operating lease.

Income Tax Expense (Benefit). Our effective tax rate is based on expected income and statutory tax rates in the various jurisdictions in which we operate. Income taxes are a function of our net income (loss) and effective tax rate. The effective tax rate for the three months ended June 30, 2008 was 1.3% compared to 38.2% for the three months ended June 30, 2007. For the six months ended June 30, 2008, the effective tax rate was 2.7% compared to 35.3% for the six months ended June 30, 2007. The lower effective tax rate in the three months and six months ended June 30, 2008 when compared to the three months and six months ended June 30, 2007 is primarily attributable to an allowance to reduce certain deferred tax assets to the amount that will more likely than not be realized. Our effective tax rate depends upon our forecast of tax expense or benefit based upon the expected results for the fiscal year. Each quarter, we evaluate our forecasted fiscal year results and adjust our tax provision to reflect the effective tax rate on a cumulative basis. Our effective tax rate may increase or decrease during the remainder of 2008 depending upon actual results of operations.

Liquidity and Capital Resources

Our principal sources of capital have been cash flows from operations and borrowings under our revolving credit facility. As of June 30, 2008, we had approximately $628,000 in cash and cash equivalents, compared to approximately $656,000 as of December 31, 2007. In addition, as of June 30, 2008, we had $8.7 million available under our credit facility, which takes into consideration the amounts already outstanding under the credit facility and certain letters of credit principally associated with the bonds payable. Net cash provided by operations for the six months ended June 30, 2008 was $4.8 million compared to $4.0 million in the prior year. Net cash provided by operations during the six months ended June 30, 2008 is primarily attributable to depreciation and amortization expense of $4.4 million, a decrease in prepaid expenses and other assets of $1.3 million, and an increase in our accounts payable and accrued expenses of $799,000, partially offset by higher accounts receivable of $867,000 million and a net loss of $1.7 million.

Net cash used in investing activities during the six months ended June 30, 2008 was $5.3 million compared to $3.6 million in the prior year period. Cash used in investing activities during the six months ended June 30, 2008 is the result of purchases of property, plant and equipment and reusable surgical products. We estimate that our expenditures in 2008 for property, plant and equipment will be approximately $2.0 million. We estimate that our expenditures in 2008 for reusable surgical products will be approximately $5.0 million, an amount that may fluctuate depending on the growth of our business. We expect continued growth in our instrument revenues and instrument inventory. We estimate that our expenditures in 2008 for instrument inventory will be approximately $2.4 million.

Net cash provided by financing activities in the six months ended June 30, 2008 was $389,000 compared to net cash used of $382,000 for the six months ended June 30, 2007. Cash provided was primarily a result of the borrowings on our notes payable, partially offset by our repayments on our notes payable, mortgage payable and bonds payable.

As of June 30, 2008, we had a $20 million revolving credit facility with two financial institutions, of which $3.4 million was outstanding at June 30, 2008, and $7.4 million was reserved for letters of credit issued to support our bonds described below. The credit facility was secured by substantially all of our assets and had an interest rate that varied between 200 and 300 basis points over LIBOR (2.46% as of June 30, 2008) depending on the quarterly results under our consolidated leverage ratio covenant. The available credit under the facility was subject to limitation based upon our consolidated leverage ratio.

As of June 30, 2008, we were also obligated under a mortgage from our primary lenders for approximately $4.2 million on our corporate headquarters. The mortgage had a term of five years and an amortization schedule based on 20 years, with a balloon payment of $3.6 million in 2010. The interest rate on the mortgage was 250 basis points over LIBOR.

On August 7, 2008, we entered into a new credit facility with Bank of America, N.A., one of its existing lenders, which replaces our $20 million credit facility and the $4.2 million mortgage loan on our Tampa headquarters. The new credit facility includes a $4.3 million term loan and a revolving loan of up to $20 million for working capital, letters of credit issued to support our bonds for two of our reusable facilities described below, capital expenditures, and other purposes. Actual amounts available under the revolving loan are tied to a borrowing base. As of the closing date, we had drawn $4.1 million of the term loan and used $12.8 million of the revolving loan, including $5.6 million of advances and $7.2 million of availability for letters of credit to support our bonds. The term loan amortizes based on a 20-year schedule, with the remaining principal balance due on the maturity date for the entire facility, which is August 7, 2011.

The new credit facility is secured by substantially all of our assets. The interest rate on the revolving loan varies between 150 and 275 basis points over LIBOR depending on excess availability under the facility. Interest on the term loan varies between 200 and 300 basis points over LIBOR depending on excess availability under the facility. Through December 31, 2008, the interest rates on the term loan and revolving loan will be 250 and 225 basis points, respectively, over LIBOR.

The credit facility requires us to comply with (a) a minimum tangible net worth requirement of $39.5 million from the closing date through June 30, 2009, and $40.0 million thereafter, (b) from the closing date through May 31, 2009, a minimum annual EBITDA requirement, measured monthly, of $5 million during the 12 months ending July 31, 2008, increasing incrementally to $7.5 million on May 31, 2009, and (c) beginning June 30, 2009, a fixed charge coverage ratio, initially of 0.85 to one, increasing incrementally to 1.10 to one on December 31, 2009, and continuing thereafter. The credit facility includes typical negative covenants, including provisions restricting us from paying dividends, incurring more debt, making loans and investments, encumbering our assets, entering into a new business, or entering into certain merger, consolidation or liquidation transactions.

We have outstanding public bonds that we issued to fund the construction of two of our reusable processing facilities. The aggregate principal amount of these bonds as of June 30, 2008 is $6.7 million. Interest expense on these bonds adjusts based on rates that approximate LIBOR (2.46% at June 30, 2008). Starting in 2004, we began amortizing the bonds through quarterly payments of $165,000. Balloon principal payments of $3.1 million are due on the bonds in 2014. The bonds are secured by the two reusable processing facilities and backed by our lenders under our credit agreement. The letters of credit must be renewed in January of each year through maturity in 2014.

We believe that our existing cash and cash equivalents together with expected cash provided by operations and our new credit facility will be adequate to finance our operations for at least the next 12 months, although it is difficult for us to predict our future liquidity needs with certainty.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our principal exposure to market risk is change in interest rates under our various debt instruments and borrowings. We entered into a new credit facility as of August 7, 2008, as noted above. On the closing date, the term loan portion of our new credit facility was $4.3 million and the revolving loan portion of the credit facility was $5.6 million. The interest rate on the term loan portion of our credit facility varies between 200 and 300 basis points over LIBOR. The interest rate on the revolving portion of the credit facility varies between 150 and 270 basis points over LIBOR. Based on the total outstanding balances on these loans of $9.9 million on August 7, 2008, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $24,750 per quarter.

Interest on our bonds that financed two of our facilities is at a rate that approximates LIBOR. We are subject to changes in our interest expense on these bonds based on fluctuations in interest rates. Assuming an outstanding balance of these bonds of $6.7 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $16,750 per quarter.

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

The loss of a significant customer or purchasing organization could adversely affect our operating results. During the six-month period ended June 30, 2008, hospitals belonging to three group purchasing organizations (“GPOs”), Novation, LLC, HealthTrust Purchasing Group, L.P. and MedAssets, Inc. accounted for approximately 64% of our sales. One customer, a healthcare provider, accounted for approximately 11% of our revenues for the six months ended June 30, 2008. Our business with these GPOs is pursuant to short-term agreements, which are subject to renewal from time to time through competitive processes. Although each GPO member hospital currently makes its purchasing decisions on an individual basis, the loss of a substantial portion of the GPO hospitals’ business would adversely affect our revenues and results of operations.

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

At the annual meeting of our shareholders on May 22, 2008, the shareholders approved a proposal to elect James M. Emanuel, Charles W. Federico and Gerald Woodard as Directors of the Company to serve until the 2011 annual meeting of shareholders. The following sets forth the votes in this election:

Director	Votes For	Votes Against or Withheld
James M. Emanuel	4,945,893	46,385
Charles W. Federico	4,945,893	46,385
Gerald Woodard	4,945,943	46,335

James T. Boosales, Charles T. Orsatti, Wayne R. Peterson and N. John Simmons, Jr. continue to serve as Directors of the Company.

Shareholders also approved the ratification of Grant Thornton LLP as our independent auditors. The following sets forth the votes in this election:

Issue	Votes For	Votes Against
Ratification of Grant Thornton LLP	4,951,172	39,274

Item 6.	Exhibits and Reports on Form 8-K

Exhibit Number	Exhibit Description
3.1(1)	Restated Articles of Incorporation of the Company.

3.2(2)	First Amendment to Restated Articles of Incorporation dated as of August 31, 1998, of the Company (for Series A Preferred Stock).

3.3(3)	Amended and Restated Bylaws of the Company.

10.1	Loan and Security Agreement dated August 7, 2008, between the Company and Bank of America, N.A.

10.2	Revolving Loan Note dated August 7, 2008, executed by the Company in favor of Bank of America, N.A.

10.3	Term Loan Note dated August 7, 2008, executed by the Company in favor of Bank of America, N.A.

31.1	Certification by the Chief Executive Officer (CEO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Sr. Vice President (SVP) and Chief Financial Officer (CFO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the CEO of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

32.2	Certification by the SVP and CFO of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996.
(2)	Incorporated by reference to the Current Report on Form 8-K dated August 31, 1998, and filed by the Registrant on September 9, 1998.
(3)	Incorporated by reference to the Annual Report on Form 10-K for 2006 filed by the Registrant on March 23, 2007.

Reports on Form 8-K

We filed a report on Form 8-K/A dated May 7, 2008 to amend information on the original Form 8-K filing related to our announcement of our operating results for our first quarter period ended March 31, 2008 (pursuant to Item 2.02 of Form 8-K).

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1(1)	Restated Articles of Incorporation of the Company.

3.2(2)	First Amendment to Restated Articles of Incorporation dated as of August 31, 1998, of the Company (for Series A Preferred Stock).

3.3(3)	Amended and Restated Bylaws of the Company.

10.1	Loan and Security Agreement dated August 7, 2008, between the Company and Bank of America, N.A.

10.2	Revolving Loan Note dated August 7, 2008, executed by the Company in favor of Bank of America, N.A.

10.3	Term Loan Note dated August 7, 2008, executed by the Company in favor of Bank of America, N.A.

31.1	Certification by the Chief Executive Officer (CEO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Sr. Vice President (SVP) and Chief Financial Officer (CFO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

32.2	Certification by the SVP and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996.
(2)	Incorporated by reference to the Current Report on Form 8-K dated August 31, 1998, and filed by the Registrant on September 9, 1998.
(3)	Incorporated by reference to the Annual Report on Form 10-K for 2006 filed by the Registration on March 23, 2007.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRI/SURGICAL EXPRESS, INC.

Date: August 13, 2008	By:	/s/ Wallace D. Ruiz
Sr. Vice President and Chief Financial Officer