Form 10-Q
period 2008-09-30
SRI SURGICAL EXPRESS INC
filed 2008-11-04
CIK 1014041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Number of outstanding shares of each class of registrant’s common stock as of October 27, 2008:

Common Stock, par value $.001 – 6,495,978

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SRI/SURGICAL EXPRESS, INC.

BALANCE SHEETS

(In thousands)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Cash and cash equivalents	$2,185	$656
Accounts receivable, net	10,871	11,613
Inventories, net	5,768	6,159
Prepaid expenses and other assets	2,373	2,847
Reusable surgical products, net	21,247	19,416
Property, plant and equipment, net	30,482	31,277

Total assets	$72,926	$71,968

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable	$5,334	$2,493
Accounts payable	8,429	7,984
Employee-related accrued expenses	1,490	1,572
Other accrued expenses	3,371	3,892
Mortgage payable	4,282	4,286
Bonds payable	6,565	7,060
Deferred tax liability, net	—	55

Total liabilities	29,471	27,342

Shareholders’ equity:
Preferred stock-authorized 5,000,000 shares of $0.001 par value; no shares issued and outstanding at September 30, 2008 and December 31, 2007.	—	—
Common stock-authorized 30,000,000 shares of $0.001 par value; issued and outstanding 6,495,978 and 6,470,978 at September 30, 2008 and December 31, 2007, respectively.	6	6
Additional paid-in capital	32,140	31,454
Retained earnings	11,309	13,166

Total shareholders’ equity	43,455	44,626

Total liabilities and shareholders’ equity	$72,926	$71,968

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2007	2008	2007
Revenues	$23,959	$23,151	$73,041	$70,245
Cost of revenues	18,641	18,606	56,832	54,731

Gross profit	5,318	4,545	16,209	15,514

Distribution expenses	1,855	1,554	5,475	4,695
Selling and administrative expenses	3,385	3,745	12,042	12,397

Income (loss) from operations	78	(754)	(1,308)	(1,578)

Interest expense	302	331	832	1,067
Other income	(90)	(128)	(275)	(250)

Loss before income taxes	(134)	(957)	(1,865)	(2,395)

Income tax expense (benefit)	39	(312)	(8)	(820)

Net loss	$(173)	$(645)	$(1,857)	$(1,575)

Loss per share:
Basic	$(0.03)	$(0.10)	$(0.29)	$(0.25)

Diluted	$(0.03)	$(0.10)	$(0.29)	$(0.25)

Weighted average common shares outstanding:
Basic	6,387	6,420	6,386	6,390

Diluted	6,387	6,420	6,386	6,390

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,857)	$(1,575)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,570	2,461
Amortization of reusable surgical products	3,768	3,939
Gain on sale of property, plant and equipment	—	(44)
Stock-based compensation expense	686	510
(Reduction) provision for doubtful accounts	(596)	168
(Reduction) provision for slow moving inventory	(179)	331
Provision for slow moving reusable surgical products and shrinkage	757	385
Deferred income taxes	(55)	(497)
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,338	(1,563)
Decrease (increase) in inventories	569	(818)
Decrease in prepaid expenses and other assets	1,687	66
Increase in accounts payable	445	1,193
(Decrease) increase in employee-related and other accrued expenses	(562)	835

Net cash provided by operating activities	8,571	5,391

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,421)	(1,411)
Purchases of reusable surgical products	(6,356)	(3,767)
Proceeds from sale of property, plant and equipment	—	87

Net cash used in investing activities	(7,777)	(5,091)

Cash flows from financing activities:
Borrowings on notes payable	31,642	26,425
Repayments on notes payable	(29,639)	(26,213)
Proceeds from mortgage refinancing	4,300	—
Repayment on expiring mortgage	(4,286)	—
Repayments on mortgage payable	(18)	(179)
Repayments on bonds payable	(495)	(495)
Repayments on short term notes payable	(749)	—
Proceeds from exercise of stock options	—	318
Payments on obligation under capital lease	(20)	(5)

Net cash provided by (used in) financing activities	735	(149)

Increase in cash and cash equivalents	1,529	151
Cash and cash equivalents at beginning of period	656	283

Cash and cash equivalents at end of period	$2,185	$434

Supplemental cash flow information:
Cash paid for interest	$877	$1,053

Cash received for income taxes	$(418)	$(385)

Noncash insurance financing	$782	$931

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements of SRI/Surgical Express, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they omit or condense footnotes and certain other information normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments of a normal recurring nature that are necessary to present fairly the financial information for the interim periods reported have been made. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2007, filed with the SEC. The results of operations for the nine months ended September 30, 2008, are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2008.

The Company presents an unclassified balance sheet as a result of the extended amortization period (predominantly three to six years) of its reusable surgical products. The Company provides reusable surgical products to its customers on a per use basis similar to a rental arrangement.

The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited financial statements are reflected as of September 30, 2008 and 2007 for presentation purposes only. The actual end of each period was September 28, 2008 and September 30, 2007, respectively. There are 39 weeks included for each of the nine month periods ended September 30, 2008 and 2007.

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

Accounts Receivable, net

The Company has accounts receivable from hospitals and surgery centers. The Company does not believe that there are substantial credit risks associated with those receivables that should lead it to require a form of collateral from its customers. The allowance for doubtful accounts as of September 30, 2008, and December 31, 2007, was approximately $269,000 and $865,000, respectively. During the third quarter, the Company reduced its reserve for doubtful accounts by $423,000 for a customer that made substantial steps and their account is now current. The Company had previously established a reserve for this customer’s account. The allowance for doubtful accounts relates to accounts receivable not expected to be collected and is based on management’s assessment of specific customer balances, the overall aging of the balances, and the financial stability of the customers. The Company does not customarily charge interest on accounts receivable.

Inventories, net

Inventories consist of raw materials, principally consumables, supplies, and disposable surgical products; work in progress; and finished goods consisting of company-assembled packs of various combinations of raw materials and reusable surgical products. Inventories are valued at the lower of cost or market, with cost being determined on the first-in, first-out method.

As of September 30, 2008 and December 31, 2007, inventory consists of the following:

	September 30, 2008	December 31, 2007
	(in 000’s)
Raw materials	$2,765	$3,092
Work in progress	173	232
Finished goods	3,176	3,360

	6,114	6,684
Less: Inventory reserve	(346)	(525)

	$5,768	$6,159

Reusable Surgical Products, net

The Company’s reusable surgical products, consisting principally of linens (gowns, towels, drapes), basins (stainless steel medicine cups, carafes, trays, basins), and surgical instruments, are stated at cost. Amortization of linens and basins is computed on a basis similar to the units of production method. Estimated useful lives for each product are based on the estimated total number of available uses for each product. The expected total available usage for its linen products using the three principal fabrics (accounting for approximately 79% of the reusable surgical products) is 75, 100, and 125 uses, based on several factors, including the Company’s actual historical experience with these products. The Company believes Radio Frequency Identification (“RFID”) technology enables it to evaluate the useful lives of linen products more efficiently. Basins are amortized over their estimated useful life, which ranges from 25 to 200 uses. Owned surgical instruments are amortized straight-line over a period of four years. Accumulated amortization as of September 30, 2008 and December 31, 2007, was approximately $14.0 million and $13.2 million, respectively.

As of September 30, 2008, and December 31, 2007, the Company had reserves for shrinkage, obsolescence, and scrap related to reusable surgical products of approximately $1,281,000 and $1,211,000, respectively.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with the provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payments, (“SFAS 123R”). Under SFAS 123R, all stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The cost for all stock-based awards granted subsequent to December 31, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123R, utilizing the binomial (Lattice) model. Stock-based compensation expense was $225,000 and $186,000, or $225,000 and $131,000, net of income tax, for the three months ended September 30, 2008 and 2007, respectively, which contributed to a $0.04 and $0.02 reduction in basic and diluted earnings per share for each of the three months ended September 30, 2008 and 2007, respectively. Stock-based compensation expense was $686,000 and $510,000, or $686,000 and $375,000, net of income tax, for the nine months ended September 30, 2008 and 2007, respectively, which contributed to a $0.11 and $0.06 reduction in basic and diluted earnings per share for the nine months ended September 30, 2008 and 2007, respectively.

The Company did not receive any proceeds from stock option exercises under all share-based payment arrangements for each of the three and nine months ended September 30, 2008, because there were not any exercises during those periods. The proceeds from stock option exercises under all stock-based payment arrangements for each of the three and nine months ended September 30, 2007 were $69,000 and $319,000, respectively. There were no capitalized stock-based compensation costs at September 30, 2008 or 2007.

Stock Option Plans

The 1995 Stock Option Plan

The 1995 Stock Option Plan is designed to provide employees with incentive or non-qualified options to purchase up to 700,000 shares of common stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement or termination of employment. As of September 30, 2008 and 2007, options to purchase 81,500 and 119,600 shares, respectively, were outstanding under this Plan. The 1995 Stock Option Plan terminated on December 21, 2005, although that termination does not adversely affect any options outstanding under the Plan.

The 1996 Non-Employee Director Plan

As amended on May 16, 2001, the Non-Employee Director Plan is designed to provide for the grant of non-qualified stock options to purchase up to 200,000 shares of common stock to members of the Board of Directors who are not employees of the Company. At the completion of the Company’s initial public offering, each non-employee director was granted options to purchase 4,000 shares of common stock for each full remaining year of the director’s term. Thereafter, on the date on which a new non-employee director was first elected or appointed, he or she was automatically granted options to purchase 4,000 shares of common stock for each year of his or her initial term, and was granted options to purchase 4,000 shares of common stock for each year of any subsequent term to which he or she was elected. As of March 2006, the equity component of the director compensation plan was restructured, so that each non-employee director receives an annual grant of options to purchase 7,500 shares of common stock as of the date of the Annual Shareholder Meeting, beginning with the 2006 Annual Meeting. All options vest ratably over a three-year term and have an exercise price equal to the fair market value of the common stock on the date of grant. As of September 30, 2008 and 2007, options to purchase 120,000 shares were outstanding, and no options were available to be granted under this Plan. The 1996 Non-Employee Director Plan terminated on July 14, 2006, although that termination does not adversely affect any options outstanding under the Plan.

The 1998 Stock Option Plan

As amended on May 16, 2001, the 1998 Stock Option Plan is designed to provide employees with incentive or non-qualified options to purchase up to 600,000 shares of common stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. As of September 30, 2008 and 2007, options to purchase 381,600 and 355,500 shares, respectively, were outstanding, and 0 and 163,127 options, respectively, were available to be granted under this Plan. The 1998 Stock Option Plan terminated on February 17, 2008, although that termination does not adversely affect any options outstanding under the Plan.

The 2004 Stock Compensation Plan

The 2004 Stock Compensation Plan is designed to further the interests of the Company and its shareholders by providing incentives in the form of incentive or non-qualified stock options or restricted stock grants to key employees and non-employee directors who contribute materially to the success and profitability of the Company. Under this Plan, restricted stock grants are not considered outstanding options upon grant but are considered issued and outstanding stock. Any forfeited restricted stock awards are considered to be available for grant. The equity awards typically vest ratably over five years from the date of the grant. All outstanding grants vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. At the Company’s annual meeting of shareholders on May 24, 2007, the shareholders approved an amendment to the 2004 Stock Compensation Plan to authorize an additional 500,000 shares under the Plan. As of September 30, 2008 and 2007, restricted stock and options to purchase 308,500 and 277,000 shares, respectively, were outstanding, and 620,700 and 652,200 shares, respectively, were available to be granted as options or restricted stock under this Plan.

The following table summarizes option and restricted stock grant activity from January 1, 2008 through September 30, 2008:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at December 31, 2007	801,927	883,600	$7.33	6.69

Options and restricted stock authorized	175,000	—	—
Options expired	12,520	(48,720)	14.61
Options granted	(265,500)	240,500	4.39
Options and restricted stock forfeited	33,780	(33,780)	4.67
Options cancelled	(137,027)	—	—
Options exercised	—	—	—

Balance at September 30, 2008	620,700	1,041,600	$6.40	6.86

Options exercisable at September 30, 2008	—	482,733	$8.43	4.81

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

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2008 and 2007 was $2.96 and $3.06, respectively. There were no options exercised in the nine months ended September 30, 2008. The total intrinsic value of options exercised in the nine months ended September 30, 2007 was $12,800. As of September 30, 2008, there was $1.1 million of unrecognized compensation cost related to non-vested options and restricted stock that is expected to be recognized over a weighted average period of 1.12 years. The total fair value of options and restricted stock vested during the three months ended September 30, 2008 and 2007 was $225,000 and $167,000, respectively. The total fair value of options and restricted stock vested during the nine months ended September 30, 2008 and 2007 was $686,000 and $452,000, respectively.

The Company consistently used the binomial model for estimating the fair value of options granted during the nine months ended September 30, 2008 and 2007. The Company used historical data to estimate the option exercise and employee departure behavior used in the binomial valuation model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The risk-free rates for periods within the contractual term of the options are based on the U.S. Treasury stripped coupon interest in effect at the end of the quarter. Because the binomial valuation model accommodates multiple input values, the risk free interest rates and expected term rates used in calculating the fair value of the options are expressed in ranges.

Following are the weighted-average and range assumptions, where applicable, used for each respective period:

	Three Months Ended		Nine months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(Binomial)		(Binomial)
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.55 to 4.02%	4.09 to 4.78%	1.55 to 4.34%	4.09 to 5.12%
Weighted-average expected volatility	67.8%	59.4%	65.1 to 68.2%	59.1 to 60.7%
Expected term	1.82 to 9.46 years	1.82 to 9.36 years	1.82 to 9.46 years	1.82 to 9.36 years
Respective service period	3-5 years	5 years	3-5 years	5 years

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

The Company recorded $28,000 and $18,000, respectively, in compensation expense related to the restricted stock that vested during the three months ended September 30, 2008 and 2007, respectively. The Company recorded $79,000 and $58,000 in compensation expense related to the restricted stock that vested during the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008 and 2007, there was $256,000 and $241,000, respectively, of total unrecognized compensation cost related to restricted stock awards granted under the Plan. Unrecognized compensation cost of $169,000 related to the 2004 Stock Compensation Plan is expected to be recognized over a period of 2.25 years while unrecognized compensation cost of $88,000 related to the option grant to the Company’s Chief Executive Officer is expected to be recognized over a period of 2.50 years.

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

NOTE C – INCOME TAX

SFAS 109 requires a valuation allowance to reduce reported deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, an allowance of $1.7 million has been established at September 30, 2008 to reduce the deferred tax assets to the amount that will more likely than not be realized. The allowance at December 31, 2007 was $544,000 relating to certain state tax credit carry forwards. The change in valuation allowance for the nine months ended September 30, 2008 of $1.2 million is attributable to the operating losses incurred during the first nine months of this year.

NOTE D – NOTES PAYABLE

On August 7, 2008, the Company entered into a three-year $24.3 million credit facility with a financial institution, to replace the expiring $20 million credit facility and $4.2 million mortgage loan on its Tampa headquarters. The new credit facility includes a revolving loan of up to $20 million for working capital, letters of credit, capital expenditures and other purposes, and a $4.3 million term loan, which replaces the mortgage loan. Actual amounts available under the revolving loan are determined by a defined borrowing base, which primarily relates to outstanding receivables, inventories and reusable surgical products. As of September 30, 2008, the Company had used $14.6 million of the revolving loan, including $4.4 million of advances and $8.0 million of availability for letters of credit to support the Company’s bonds and self-insurance policies. The Company also maintains a reserve of $2.2 million for the revolving loan. As a result, at September 30, 2008, the Company had excess availability of $5.4 million. As of September 30, 2008, the Company had drawn the full amount of the term loan, which is classified as a mortgage payable. The term loan amortizes based on a 20-year schedule, with the remaining principal balance due on the expiration date of the facility, which is August 7, 2011.

The new credit facility is secured by substantially all of the Company’s assets. The interest rate on the revolving loan varies between 150 and 275 basis points over LIBOR or between zero and 25 basis points over the Prime Rate, depending on excess availability under the facility. Interest on the term loan varies between 200 and 300 basis points over LIBOR or between zero and 25 basis points over the Prime Rate. The type of interest rate is an election made periodically by the Company. As of September 30, 2008, all amounts outstanding are at the Prime Rate. Through December 31, 2008, the interest rates on both the revolving and term loans will be 225 and 250 basis points, respectively, over LIBOR, or at the Prime Rate.

The credit facility requires the Company to comply with (a) a minimum tangible net worth of $39.5 million from the closing date through September 30, 2009, and $40.0 million thereafter, (b) a minimum annual EBITDA requirement, measured monthly, of $5 million during the 12 months ending July 31, 2008, increasing incrementally to $7.5 million on May 31, 2009, and (c) beginning June 30, 2009, a fixed charge coverage ratio of 0.85 to one, increasing incrementally to 1.10 to one on December 31, 2009, and continuing thereafter. The credit facility includes typical provisions restricting the Company from paying dividends, incurring additional debt, making loans and investments, encumbering its assets, entering into a business outside of current operations, or entering into certain merger, consolidation, or liquidation transactions. The Company is in compliance with all the financial and non-financial covenants under the credit facility as of September 30, 2008.

On July 18, 2008, the Company entered into a short-term agreement to finance the annual premiums under certain of its insurance contracts. The amount outstanding under the agreement was $707,000 at September 30, 2008. The agreement calls for equal monthly payments of principal and interest over a term of nine months, with the final payment due on May 1, 2009. The stated interest rate under the agreement is 3.85%.

NOTE E – LOSS PER SHARE

The following table sets forth the Company’s computation of basic and diluted loss per share:

	Three Months Ended		Nine months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(In thousands, except per share data) (unaudited)
Basic
Numerator:
Net loss	$(173)	$(645)	$(1,857)	$(1,575)

Denominator:
Weighted average shares outstanding	6,387	6,420	6,386	6,390

Loss per common share, basic	$(0.03)	$(0.10)	$(0.29)	$(0.25)

Diluted
Numerator:
Net loss	$(173)	$(645)	$(1,857)	$(1,575)

Denominator:
Weighted average shares outstanding	6,387	6,420	6,386	6,390
Effect of dilutive securities - employee stock options	—	—	—	—

	6,387	6,420	6,386	6,390

Loss per common share, diluted	$(0.03)	$(0.10)	$(0.29)	$(0.25)

Options to purchase 1,046,290 and 1,028,918 shares of common stock for the three and nine months ended September 30, 2008, respectively, were not included in the computation of diluted earnings per common share, because the assumed proceeds per share were greater than the average market price, and therefore, were antidilutive. Options to purchase 846,956 and 814,277 shares of common stock for the three and nine months ended September 30, 2007, respectively, were not included in the computation of diluted earnings per common share, because the assumed proceeds per share were greater than the average market price, and therefore, were antidilutive. There were no options with a dilutive effect due to assumed proceeds per share less than the average market price for the three and nine months ended September 30, 2008. The dilutive effect of 27,000 and 49,913 options with assumed proceeds per share less than the average market price, were not included for the three and nine months ended September 30, 2007, respectively, because the effect would be anti-dilutive due to the Company’s net loss for the period.

NOTE F – SUBSEQUENT EVENT

In October 2008, $6.0 million of the Company’s bonds have been tendered. The amounts of the tendered bonds amounts will be drawn against the letters of credit under our credit facility and will be reflected as outstanding notes payable until they are remarketed. Under the terms of the indentures relating to the bonds, the tendered bonds can be remarketed at any time prior to their maturity in 2014.

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

Most of our surgical instrument supply arrangements with customers utilize instruments owned by Aesculap, Inc. (“Aesculap”), which receives an agreed upon fee for each procedure based on the number and kinds of procedures performed with its instruments and the number and combination of instruments used for each procedure. This arrangement allows us to limit our cost of capital for instrument programs. In addition to the Aesculap-owned instruments, we purchase surgical instruments from other vendors to service customers who have requirements that Aesculap cannot fulfill. We expect instrument revenues will continue to grow and, as a result, we expect our instrument inventory will continue to grow. We estimate that our expenditures in 2008 for instrument inventory will be approximately $2.0 million.

Our profitability is primarily determined by our revenues, the efficiency with which we deliver products and services to our customers, and our ability to control our costs. We incurred operating and net losses for our nine month period ended September 30, 2008 and for the year ended December 31, 2007, primarily due to increased material costs from disposable products, higher consumables, labor and instrument repair related costs, as well as higher amortization expense associated with owned instruments and distribution expenses primarily related to higher fuel costs. Although sales to customers who predominantly purchase reusable textiles declined, we continue to see growth in other products sold with our ReadyCaseSM case cart management system (combining instruments, reusable textiles and disposable products).

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

Amortization of Reusable Surgical Products and Instruments. Our reusable surgical products are stated at cost. We amortize linens and basins on a basis similar to the units of production method. Estimated useful lives for each product are based on the estimated total number of available uses for each product. The expected total available usage for our linen products using the three principal fabrics (accounting for approximately 79% of the reusable surgical products) is 75, 100, and 125 uses, based on several factors, including our actual historical experience with these products. We believe our RFID technology enables us to evaluate the useful lives of linen products more often. Basins are amortized over their estimated useful life, which ranges from 25 to 200 uses. We amortize owned surgical instruments on the straight-line method based on a four-year useful life. If our actual use experience with these products is shorter than these assumptions, our amortization rates for reusable products and instruments would increase, which could adversely affect our results of operations.

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

Workers’ Compensation Insurance Reserve. Our workers’ compensation insurance program is a large dollar deductible, self-funded plan. We retain a liability of $250,000 for each claim occurrence. Our insurance policy covers each claim above our retention level to $1 million. Our policy has an annual aggregate liability limit of $1.5 million. We base our reserve on historical claims experience and reported claims. We accrue workers’ compensation insurance costs using estimates to approximate the liability for reported claims and claims incurred but not reported. We review this reserve quarterly. If actual claims differ from our estimates, the reserve would increase or decrease accordingly, which could adversely affect our results of operations.

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

Stock-Based Compensation. In accordance with the Statement of Financial Accounting Standards Statement No. 123R, Share-Based Payments, (“SFAS 123R”) and the Security and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”), we recognize stock-based compensation expense in our statements of operations. We have elected to use the binomial model to determine the fair value of our issued options. Option pricing models require the input of subjective assumptions, including the expected life of the option, the price volatility of the underlying stock, expected interest rates and forfeitures. If actual results differ significantly from our assumptions, stock-based compensation could increase or decrease. For further discussion of our stock-based compensation, see Note B-Summary of Significant Accounting Policies—Stock-Based Compensation to the financial statements.

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

Results of Operations

We operate on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited financial statements are reflected as of September 30, 2008 and 2007 for presentation purposes only. The actual end of each period was September 28, 2008 and September 30, 2007, respectively. There are 39 weeks included for each of the nine-month periods ended September 30, 2008 and 2007.

The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in our statements of income:

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	77.8	80.4	77.8	77.9

Gross profit	22.2	19.6	22.2	22.1
Distribution expenses	7.7	6.7	7.5	6.7
Selling and administrative expenses	14.2	16.2	16.6	17.6

Income (loss) from operations	0.3	(3.3)	(1.9)	(2.2)
Interest expense	1.3	1.4	1.1	1.5
Other income	(0.4)	(0.6)	(0.4)	(0.3)

Loss before income taxes	(0.6)	(4.1)	(2.6)	(3.4)
Income tax expense (benefit)	0.1	(1.3)	—	(1.2)

Net loss	(0.7)%	(2.8)%	(2.6)%	(2.2)%

Three and Nine months Ended September 30, 2008 Compared to Three and Nine months Ended September 30, 2007

Revenues. Revenues increased $808,000, or 3.5%, to $24.0 million for the three months ended September 30, 2008, compared to $23.2 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, revenues increased $2.8 million, or 4.0% to $73.0 million compared to $70.2 million for the nine months ended September 30, 2007. The increase in revenues in the three months and nine months ended September 30, 2008 is primarily attributable to an increase in the growth of our on-site management of hospital and surgery center instrumentation, supply chain and sterilization facilities and ReadyCaseSM delivery system. Our revenues for the nine months ended September 30, 2008 were also favorably affected by the reversal of an accrued customer discount of $440,000 that was not realized.

Gross Profit. Gross profit increased $773,000 and $695,000 for the three months and nine months ended September 30, 2008, respectively, as compared to the same periods in the prior year. As a percentage of revenues, gross profit increased by 2.6 and 0.1 percentage points for the three months and nine months ended September 30, 2008, respectively, as compared to the same periods in the prior year. For the three months ended September 30, 2008, the increase in gross profit was primarily due to lower disposable material costs, amortization of reusable products and laundry expense, partially offset by higher labor, instrument repair and instrument supply costs, as well as higher depreciation expense of owned instruments. For the nine months ended September 30, 2008, the increase in gross profit was primarily due to the reversal of the accrued customer discount noted above, and lower amortization of reusable products, partially offset by higher production labor and instrument repair and instrument supply costs, as well as higher amortization expense from a higher level of owned instruments.

Distribution Expenses. Distribution expenses for the three months ended September 30, 2008 increased $301,000 to $1.9 million (7.7% of revenues) compared to $1.6 million (6.7% of revenues) for the three months ended September 30, 2007. For the nine months ended September 30, 2008 and 2007, distribution expenses were $5.5 million (7.5% of revenues) and $4.7 million (6.7% of revenues), respectively. The increase in distribution expenses for the three months and nine months ended September 30, 2008 when compared to the prior year is primarily due to higher vehicle fuel costs and labor related costs.

Selling and Administrative Expenses. Selling and administrative expenses decreased $360,000, or 9.6%, to $3.4 million for the three months ended September 30, 2008 compared to $3.7 million for the same period in the prior year. Selling and administrative expenses for the nine months ended September 30, 2008 were $12.0 million, $355,000 lower than the same period in the prior year. Selling and administrative expenses for the three months ended September 30, 2008 were lower than the prior year primarily as a result of lower marketing expenses and professional fees, as well as a reduction of the provision for doubtful accounts, partially offset by higher compensation costs, stock option expense and bank charges. Selling and administrative expenses for the nine months ended September 30, 2008 were lower than the prior year primarily as a result of $392,000 lower severance expenses for our former President and CEO, professional fees and marketing expenses, as well as a reduction of the provisions for doubtful accounts, partially offset by higher compensation costs, stock option expense and bank charges. In the third quarter, we reduced our provision for doubtful accounts by $423,000 after a customer made significant steps to bring its account current.

Interest Expense. Interest expense for the three months ended September 30, 2008 was $302,000 compared to $331,000 for the three months ended September 30, 2007. For the nine months ended September 30, 2008, interest expense decreased $235,000, or 22.0% to $832,000 compared to the same period in the prior year. The decrease for both the three months and nine months ended September 30, 2008 is due to lower average outstanding balances under our line of credit agreement and generally lower interest rates.

Other Income. Other income was $90,000 for the three months ended September 30, 2008, compared to $128,000 in the prior year. Other income increased $25,000 to $275,000 for the nine months ended September 30, 2008. Other income is primarily rental income. Effective March 1, 2007, we entered into an agreement to lease to a third party a portion of our corporate headquarters under the terms of a non-cancelable operating lease.

Income Tax Expense (Benefit). Our effective tax rate is based on expected income and statutory tax rates as well as minimum taxes in the various jurisdictions in which we operate and the need for valuation allowance adjustments. Income taxes are a function of our net income (loss) and effective tax rate. The effective tax rate for the three months ended September 30, 2008 was 29.1% compared to 32.4% for the three months ended September 30, 2007. For the nine months ended September 30, 2008, the effective tax rate was 0.43% compared to 34.2% for the nine months ended September 30, 2007. The lower effective tax rate in the three and nine months ended September 30, 2008 when compared to the prior year is primarily attributable to the recording of an allowance in 2008 to reduce certain deferred tax assets to the amount that will more likely than not be realized. Our effective tax rate depends upon our forecast of tax expense or benefit based upon the expected results for the fiscal year. Each quarter, we evaluate our forecasted fiscal year results and adjust our tax provision to reflect the effective tax rate on a cumulative basis. Our effective tax rate may increase or decrease during the remainder of 2008 depending upon actual results of operations.

Liquidity and Capital Resources

Our principal sources of capital have been cash flows from operations and borrowings under our revolving credit facility. As of September 30, 2008, we had approximately $2.2 million in cash and cash equivalents, compared to approximately $656,000 as of December 31, 2007. In addition, as of September 30, 2008, we had $5.4 million available under our credit facility, which takes into consideration the amounts already outstanding under the credit facility, certain letters of credit principally associated with the bonds payable and a general reserve. Net cash provided by operations for the nine months ended September 30, 2008 was $8.6 million compared to $5.4 million in the prior year. Net cash provided by operations during the nine months ended September 30, 2008 is primarily attributable to depreciation and amortization expense of $6.3 million, a decrease in prepaid expenses and other assets of $1.7 million, and a decrease in our accounts receivable of $1.3 million and a decrease in our inventory of $569,000, partially offset by a decrease in our provision for doubtful accounts of $596,000, a decrease in our accrued expenses of $562,000 and a net loss of $1.9 million.

Net cash used in investing activities during the nine months ended September 30, 2008 was $7.8 million compared to $5.1 million in the prior year period. Cash used in investing activities during the nine months ended September 30, 2008 is the result of purchases of property, plant and equipment and reusable surgical products. We estimate that our expenditures in 2008 for property, plant and equipment will be approximately $2.0 million. We estimate that our expenditures in 2008 for reusable surgical products will be approximately $7.5 million, an amount that may fluctuate depending on the growth of our business. We expect continued growth in our instrument revenues and instrument inventory. We estimate that our expenditures in 2008 for instrument inventory will be approximately $2.0 million.

Net cash provided by financing activities in the nine months ended September 30, 2008 was $735,000 compared to net cash used of $149,000 for the nine months ended September 30, 2007. Cash provided was primarily a result of the borrowings on our notes payable, partially offset by our repayments on our notes payable, mortgage payable and bonds payable.

On August 7, 2008, we entered into a three-year credit facility with a financial institution to replace the expiring $20 million credit facility and the $4.2 million mortgage loan on our Tampa headquarters. The new credit facility includes a revolving loan of up to $20 million for working capital, letters of credit capital expenditures, and other purposes, and a $4.3 million term loan, which replaces the mortgage loan. Actual amounts available under the revolving loan are determined by a defined borrowing base, which primarily relates to certain outstanding receivables, inventories and reusable surgical products. As of September 30, 2008, we had used $14.6 million of the revolving loan, including $4.4 million of advances and $8.0 million of availability for letters of credit to support our bonds and self-insurance policies. We also maintain a reserve of $2.2 million for the revolving loan. As a result, at September 30, 2008, we had excess availability of $5.4 million. As of September 30, 2008, we had drawn the full amount of the term loan, which is classified as a mortgage payable. The term loan amortizes based on a 20-year schedule, with the remaining principal balance due on the expiration of the facility, which is August 7, 2011.

The credit facility is secured by substantially all of our assets. The interest rate on the revolving loan varies between 150 and 275 basis points over LIBOR or between zero and 25 basis points over the Prime Rate, depending on excess availability under the facility. Interest on the term loan varies between 200 and 300 basis points over LIBOR or between zero and 25 basis points over the Prime Rate. We periodically elect the type of interest rate. As of September 30, 2008, all amounts outstanding are at Prime. Through December 31, 2008, the interest rates on the revolving and term loans will be 225 and 250 basis points, respectively, over LIBOR, or at the Prime Rate.

The credit facility requires us to comply with (a) a minimum tangible net worth of $39.5 million from the closing date through September 30, 2009, and $40.0 million thereafter, (b) a minimum annual EBITDA requirement, measured monthly, of $5 million during the 12 months ending July 31, 2008, increasing incrementally to $7.5 million on May 31, 2009, and (c) beginning June 30, 2009, a fixed charge coverage ratio of 0.85 to one, increasing incrementally to 1.10 to one on December 31, 2009, and continuing thereafter. The credit facility includes typical provisions restricting us from paying dividends, incurring additional debt, making loans and investments, encumbering our assets, entering into a business outside our current operations, or entering into certain merger, consolidation or liquidation transactions. We are in compliance with all the financial and non-financial covenants under the credit facility as of September 30, 2008.

We have outstanding public bonds that we issued to fund the construction of two of our reusable processing facilities. The aggregate principal amount of these bonds as of our quarter ending September 30, 2008 is $6.6 million. Interest expense on these bonds adjusts based on rates that approximate LIBOR (3.93% at September 30, 2008). Starting in 2004, we began amortizing the bonds through quarterly payments of $165,000. Balloon principal payments of $3.1 million are due on the bonds in 2014. The bonds are secured by the two reusable processing facilities and backed by our lender under our credit agreement. The letters of credit must be renewed in January of each year through maturity in 2014.

Because of current U.S. credit conditions, $6.0 million of the bonds were tendered since the end of the quarter ended September 30, 2008. The amount of the tendered bonds will be drawn against the letters of credit under our credit facility and will be reflected as outstanding notes payable until they are remarketed. Under the terms of the indenture relating to the bonds, the tendered bonds can be remarketed at any time prior to their maturity in 2014.

We believe that our existing cash and cash equivalents together with expected cash provided by operations and our new credit facility will be adequate to finance our operations for at least the next 12 months, although it is difficult for us to predict our future liquidity needs with certainty.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our principal exposure to market risk is change in interest rates under our various debt instruments and borrowings. We entered into a new credit facility as of August 7, 2008, as noted above. The outstanding balance under our revolving credit facility was approximately $4.4 million as of September 30, 2008. The credit facility’s interest rate varies between zero and 25 basis points over Prime (5.0% at September 30, 2008). We are subject to changes in our interest rate on this facility based on fluctuations in interest rates. Assuming an outstanding balance on this facility of $4.4 million, if the Prime Rate were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $11,000 per quarter.

The outstanding balance under the term loan portion of our new credit facility was approximately $4.3 million as of September 30, 2008. The term loan bears an interest rate at the Prime Rate. Assuming an outstanding balance of this facility of $4.3 million, if the Prime Rate were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $10,700 per quarter.

Interest on our bonds that financed two of our facilities is at a rate that approximates LIBOR. We are subject to changes in our interest expense on these bonds based on fluctuations in interest rates. Assuming an outstanding balance of these bonds of $6.6 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $16,500 per quarter.

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

Our restructuring of our sales, service and operations might disrupt our business. The reorganization of our sales, service and operations that began in 2007, might not be successful, and might result in business disruption and higher costs than anticipated.

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

We rely on key suppliers. We rely on Aesculap, Inc. (“Aesculap”) as our major source of supply of instruments for our instrument processing programs. Any failure of Aesculap to furnish instruments for any reason would materially and adversely affect our ability to service these programs until we secured one or more alternative suppliers. We had a procurement agreement with Standard Textile Co., Inc. (“Standard Textile”) as our supply source for our reusable surgical products which expired in August 2008. We are currently working with Standard Textile on a month to month basis until a new agreement can be reached. If Standard Textile were unable to continue to supply reusable surgical products or if we are unable to find a suitable alternative, we would be materially and adversely affected.

The loss of a significant customer or purchasing organization could adversely affect our operating results. During the nine months ended September 30, 2008, hospitals belonging to three group purchasing organizations (“GPOs”), Novation, LLC, HealthTrust Purchasing Group, L.P. and MedAssets, Inc. accounted for approximately 65% of our sales. Two customers, both healthcare providers, accounted for approximately 19% of our revenues for the nine months ended September 30, 2008. Our business with these GPOs is pursuant to short-term agreements, which are subject to renewal from time to time through competitive processes. Although each GPO member hospital currently makes its purchasing decisions on an individual basis, the loss of a substantial portion of the GPO hospitals’ business would adversely affect our revenues and results of operations.

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

Item 5.	Other Information.

Effective as of November 4, 2008, we amended our existing retention agreement with David J. McGuire, our Senior Vice President of Sales. The amendment extends the period during which the Company will continue to pay Mr. McGuire his base salary and health insurance benefits following termination of his employment for any reason other than cause, death or disability from 180 days to 270 days. For purposes of Mr. McGuire’s retention agreement, “cause” generally includes Mr. McGuire being charged with a felony, disclosure of our trade secrets or other confidential information, or misconduct, insubordination or violation of Company policies. In connection with the amendment to his retention agreement, Mr. McGuire also reconfirmed his obligations under a non-competition and confidentiality agreement with the Company, pursuant to which Mr. McGuire is prohibited from competing with the Company during the one-year period following termination of his employment, and the foregoing severance is conditioned upon Mr. McGuire’s compliance with such competition and confidentiality agreement and his execution of a release in favor of the Company.

A copy of the amendment to the retention agreement is attached hereto as Exhibit 10.1 and incorporated herein by this reference. The summary of the amended retention agreement set forth above is qualified in its entirety by reference to the text of the retention agreement and the amendment thereto.

Item 6.	Exhibits and Reports on Form 8-K

Exhibit Number	Exhibit Description
3.1(1)	Restated Articles of Incorporation of the Company.

3.2(2)	First Amendment to Restated Articles of Incorporation dated as of August 31, 1998, of the Company (for Series A Preferred Stock).

3.3(3)	Amended and Restated Bylaws of the Company.

10.1	First Amendment to Retention Agreement dated November 4, 2008 between D. Jon McGuire and the Company.

31.1	Certification by the Chief Executive Officer (CEO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Sr. Vice President (SVP) and Chief Financial Officer (CFO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the CEO of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

32.2	Certification by the SVP and CFO of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996.

(2)	Incorporated by reference to the Current Report on Form 8-K dated August 31, 1998, and filed by the Registrant on September 9, 1998.
(3)	Incorporated by reference to the Annual Report on Form 10-K for 2006 filed by the Registrant on March 23, 2007.

Reports on Form 8-K

We filed a report on Form 8-K dated August 11, 2008 to furnish information related to our announcement of our operating results for our second quarter period ended June 30, 2008 (pursuant to Item 2.02 of Form 8-K).

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1(1)	Restated Articles of Incorporation of the Company.

3.2(2)	First Amendment to Restated Articles of Incorporation dated as of August 31, 1998, of the Company (for Series A Preferred Stock).

3.3(3)	Amended and Restated Bylaws of the Company.

10.1	First Amendment to Retention Agreement dated November 4, 2008 between D. Jon McGuire and the Company.

31.1	Certification by the Chief Executive Officer (CEO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Sr. Vice President (SVP) and Chief Financial Officer (CFO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

32.2	Certification by the SVP and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996.
(2)	Incorporated by reference to the Current Report on Form 8-K dated August 31, 1998, and filed by the Registrant on September 9, 1998.
(3)	Incorporated by reference to the Annual Report on Form 10-K for 2006 filed by the Registration on March 23, 2007.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRI/SURGICAL EXPRESS, INC.

Date: November 4, 2008	By:	/s/ Wallace D. Ruiz
Sr. Vice President and Chief Financial Officer