Form 10-K
period 2008-12-31
SRI SURGICAL EXPRESS INC
filed 2009-03-10
CIK 1014041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Small reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing sale price of the common stock on June 30, 2008, as reported on the NASDAQ Global Market, was approximately $14,650,000. For purposes of this determination, the registrant excluded shares of common stock known to be held by officers, directors, and 10% shareholders, because those persons might be deemed affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The registrant had 6,495,978 shares of common stock outstanding as of February 27, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated.

Portions of the Proxy Statement for the registrant’s 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SRI/SURGICAL EXPRESS, INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2008

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

The Company

SRI Surgical Express, Inc. (“SRI Surgical”, the “Company”, “we”, “us” or “our”) provides management solutions for operating room (“OR”) supply chains and central sterilization departments of hospitals and surgery centers across the United States. Our solutions include daily processing, assembly and delivery of reusable and disposable products and instruments required for surgery through our state-of-the-art, Food and Drug Administration (“FDA”) regulated service centers. We believe that this service establishes new benchmarks for hospital efficiency and OR productivity. We believe that our daily delivery of surgical supplies and instruments improves our hospital customers’ OR turnover and throughput and that our consistently high product quality and service levels enhance their physician and staff satisfaction and employee retention. Our surgical instruments’ functionality and availability help ensure patient safety through standardized patient care. The Company only has one operating segment.

Our unique service model makes high-quality reusable textiles and basins, competitively priced alternatives to single-use disposable products. We offer an extensive reusable product offering designed to meet the requirements of the procedure and the physician, including gowns, back table and Mayo stand covers, towels, procedure and patient drapes and basin sets. We provide daily delivery, retrieval, processing, inspection, assembly and sterilization of reusable textiles from ten processing facilities located strategically across the United States. We use technologically advanced materials in our gowns and drapes to provide unmatched comfort and exceptional barrier protection. Because our products are prepackaged to our customers’ specific requirements, we do not include excess items that drive up costs and increase waste. Our patented Radio Frequency Identification (“RFID”) process allows us to track product usage and test barrier properties at specified intervals. Reusable surgical products reduce the amount of environmental waste generated by the healthcare industry. For situations in which disposable products are necessary, customized disposable accessory packs supplement our reusable textiles to provide our customers a complete OR supply solution.

We also offer expert daily instrument processing at both our facilities (off-site) and our customers’ facilities (on-site). This innovative service provides customized, high-quality surgical instrument sets on a per-procedure fee basis. Sets processed at our FDA-regulated facilities have a consistently high level of quality built into every set. After each use, our highly trained instrument-processing technicians follow a thorough inspection and cleaning process to help ensure that the instruments are in proper working order. We ensure instrument availability and functionality, which offers our customers an opportunity to achieve high efficiency levels. In addition, we manage the instrumentation and supply chain of hospitals, surgery centers and operating rooms and their central sterilization facilities. In this setting, by using our expertise in implementing and managing FDA-regulated instrument processing facilities, we can deliver desired quality and performance levels that our customers seek.

Our integrated “closed-loop” process starts with daily delivery of reusable and disposable surgical supplies and instruments to healthcare providers. After use, we pick up the reusable textiles, basins, and instruments used in surgery and return them to our processing facilities. Used products arriving at our processing facilities are sorted, cleaned, inspected, packaged, sterilized, and shipped back to the healthcare providers. This “closed-loop” system eliminates the need for healthcare providers to stock on-hand inventory and greatly simplifies our customers’ surgical supply chain process. This process also allows healthcare providers to reduce medical waste disposal costs and increase the quality of products used by their staff and physicians. Additionally, with our daily just-in-time delivery model, our customers’ working capital requirements are favorably affected by their ability to carry less on-hand inventory of disposable products to support their surgical procedures.

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

On November 26, 2008, we entered into a Supply and Co-Marketing Agreement (the “Co-Marketing Agreement”) with Cardinal Health 200, Inc. (“Cardinal”), an affiliate of Cardinal Health, Inc. The Co-Marketing Agreement provides for a new product offering, the Hybrid Preference Pack™, in which we will combine our reusable surgical packs with Cardinal Health’s disposable surgical packs. This new product will couple the convenience of disposables with the waste-wise benefits of our reusable products. This environmentally friendly solution reduces packaging and medical waste, saves water and energy consumption, reduces chemical usage and provides just-in-time delivery and retrieval. In addition, the Co-Marketing Agreement appoints Cardinal the exclusive provider of our complete line of more than 400 disposable surgical kits.

The principal terms of the Co-Marketing Agreement include:

•	We will share profits from sales of the Hybrid Preference Pack™ based on an agreed margin split.

•

Cardinal is paying us $1,250,000 to partially reimburse us for expenses incurred for marketing, opening depots in territories not currently being served by us, and to close our disposable products assembly plant, payable $1,000,000 on January 2, 2009, with the balance due on January 4, 2010.

•	Cardinal is our exclusive supplier of disposable surgical packs at a specified margin.

•	Cardinal will purchase our disposable component inventory at our actual cost.

•	The term is five (5) years, renewable annually thereafter.

The Co-Marketing Agreement gives us an opportunity to focus on our strengths: reusable surgical products, instrumentation and management of central sterilization and supply chain activities. The Co-Marketing Agreement gives our environmentally friendly solution greater reach and visibility throughout the healthcare market. It brings together the strengths of two organizations that are market leaders in their segments for a more efficient and effective delivery of healthcare solutions.

We began the process of closing our disposable products assembly facility in Plant City in January 2009. The cost of closing the assembly operations, which we believe will be completed by the end of March 2009, is expected to be approximately $500,000. The costs expected to be incurred as part of the closure include, but are not limited to, retention, severance and rent expense. The Cardinal payment described above will be used to offset these costs.

We maintain an internet website located at www.srisurgical.com. On our website we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished to the Securities and Exchange Commission (“SEC”). This

information is made available as soon as reasonably practicable after we electronically file with or furnish it to the SEC. Our Code of Ethics and Corporate Compliance Policies are also posted on our website. Information contained on our website, whether currently posted or posted in the future, is not part of this document or any documents incorporated by reference in this document.

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

According to the American Hospital Association and Verispan, a healthcare consulting organization, the United States healthcare market includes approximately 5,700 acute care hospitals and 5,000 freestanding surgery centers.

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

Concern Regarding the Transmission of Infectious Diseases. The healthcare industry must manage the risk of infectious disease. These concerns increase the need for surgical barrier fabrics that protect surgeons and surgical staff from bloodborne pathogens. Industry response to these concerns led to the promulgation of the Association for the Advancement of Medical Instrumentation (“AAMI”) PB70 standard which establishes levels I, II, III and IV indicating increasing barrier protection. Using this standard as a guideline the FDA has required companies to label their products accordingly. Our line of ComfortSureTM gowns helps to prevent liquid and viral strike-through in critical areas during surgical procedures and is approved by the FDA for appropriate barrier labeling. Additionally, our FDA-regulated processes for decontamination and reprocessing of surgical instrumentation enable healthcare providers to better manage the risk of transmission of infectious diseases.

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

Activities by Hospitals and Hospital Groups to Become Better Stewards of the Environment and to Create Facilities that Practice Environmental Sustainability. Increasing governmental pressure and public awareness are driving healthcare institutions to develop plans and implement policies to control their impact upon the communities in which they reside. The realization that the healthcare industry ranks second only to the food industry in waste generation is fueling increased interest in methods to control and eliminate waste through more aggressive efforts to reduce, reuse, and recycle. Our products are ideally suited to enable these institutions to respond aggressively by reducing waste through reuse of their surgical linens and basin sets.

Customers

As of December 31, 2008, we served a customer base of approximately 400 hospitals and surgery centers located throughout the United States. Our strategy is to further expand upon the supply chain management needs of our current customer base, and grow our customer base by focusing on hospitals and surgery centers that are surgical procedure intensive.

We maintain short-term agreements to supply several group purchasing organizations (“GPOs”), including Novation, LLC, HealthTrust Purchasing Group, L.P., MedAssets, Inc., Broadlane, Inc. (for Tenet Healthcare Corporation), Consorta, Inc., Premier Purchasing Partners, L.P., and Shared Services Healthcare, Inc. Novation is the supply company for Voluntary Hospitals of America, Inc. and University Health System Consortium. HealthTrust Purchasing is a GPO representing over 4,300 hospitals and surgery centers. MedAssets is the largest independent healthcare purchasing group in the United States. Tenet owns and operates 55 acute care hospitals in 12 states. Consorta is a leading healthcare resource management and GPO, with shareholders consisting of faith-based or non-profit health systems. Premier has more than 2,000 member hospitals and 49,000 other healthcare sites. Shared Services is a southeastern GPO. Through these relationships our products and services are potentially available to the vast majority of providers and surgery centers in our service areas. We continue to pursue additional GPO contracts that would allow us opportunities to further penetrate the healthcare market.

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

Our ComfortSureTM Premium Liquid Resistant Level III and Liquid Proof Level IV gowns are made of some of the most technologically advanced materials available, providing users with a highly breathable gown and excellent protection. This added protection is critical to healthcare providers given the continuing concerns of doctors, staff, and regulatory authorities regarding transmission of bloodborne pathogens, including HIV and hepatitis viruses. The Premium Liquid Resistant and Liquid Proof gowns are ideal for procedures with high bodily fluid volume and of longer duration. Our standard gown is made from an advanced micro-fiber polyester liquid resistant fabric, ensuring a high degree of comfort to the user, and is a cost-effective alternative to higher priced gowns. We believe this gown is ideal for procedures with minimal fluid exposure and of shorter duration. In November 2008, we obtained FDA 510(k) clearance to market our Level III and Level IV surgical gowns and our Level IV surgical drape, which is intended for use in healthcare facilities, as they are in compliance with AAMI PB70 standard.

We utilize RFID technology in our ten processing facilities. RFID technology is a method for identifying and tracking objects based on the use of a small tag that stores a unique code. We utilize “multi-read” RFID tags in our reusable surgical gowns and drapes, which allow us to replace the use of labor-intensive bar code scanning to track product usage. This technology offers us improved inventory control and monitoring of product quality. SRI Surgical holds a patent covering this process.

We contract with third-party vendors for cutting and sewing of gowns and drapes. We had a procurement agreement with Standard Textile Co., Inc. (“Standard Textile”) as our supply source for our reusable surgical products, which expired in August 2008. We continue to work with Standard Textile on a month to month basis and are currently in discussions with Standard Textile regarding a new agreement.

To complement our reusable surgical products, we offer disposable packs containing single-use disposable products, such as gauze, needles, syringes, and tubing. These packs are developed to a customer’s specifications, and in combination with our reusable line of surgical products, offer a cost-effective, high-quality alternative to custom procedure packs containing all disposable products. As mentioned above, in November 2008 we signed the Co-Marketing Agreement with Cardinal (see “Item 1. Business—the Company”). Under this agreement, Cardinal is appointed our sole vendor of disposable surgical packs. In addition, this agreement provides for a new product offering known as the Hybrid Preference PackTM. The Hybrid Preference PackTM combines our reusable products with Cardinal’s disposable surgical packs. This combined product responds to hospital and surgery center green initiatives by providing environmentally preferred purchasing options that maximize value and minimize waste.

Our instrument-processing program, called AccuSetSM, offers our customers the benefit of consistently available surgical instruments processed at an FDA-regulated facility. Our thorough cleaning and inspection process assures that surgical instruments are functional and meet rigorous quality standards. We offer general, laparoscopic, orthopedic, arthroscopic, ophthalmic, neurological, ENT (ear, nose and throat) and L&D (labor and delivery) instrument processing at our facilities. We have introduced an overnight instrument processing program, ReadyCaseSM OnDemand. The program makes available to hospitals and surgery centers additional processing capabilities at our FDA-regulated facilities should they find themselves in sudden need. As of December 31, 2008, we serviced instrument programs at 73 hospitals.

We offer instruments as part of the AccuSetSM program pursuant to a Joint Marketing Agreement with Aesculap, Inc. (“Aesculap”), one of the oldest and largest worldwide suppliers of surgical instruments. In March 2003, we signed a 10-year Joint Marketing Agreement with Aesculap whereby Aesculap provides most of the surgical instruments our customers use in their procedures. Aesculap receives an agreed upon fee for each procedure based on the number and kinds of procedures performed with its instruments and the number and combination of instruments used for each procedure. We have also developed vendor relationships with many leading manufacturers of surgical instruments to procure instrumentation preferred by our customers and that Aesculap does not manufacture. These vendor relationships expand the range of solutions that we offer our customers. We expect our instrument-processing program will continue to grow and, as a result, we expect our instrument inventory will continue to grow.

ReadyCaseSM, our surgical supply and instrument delivery system, combines reusable products, disposable packs, surgical instruments, and physician preference items to provide most of the products required for a surgical procedure. The system allows our healthcare customers to develop and implement best practice protocols. We believe that ReadyCaseSM is the most complete case cart system available in the market. By delivering a high percentage of surgical products and instruments used in a procedure, ReadyCaseSM offers our customers the potential to reduce their supply chain management costs, improve their operational efficiency, and increase their revenue by improving throughput in their surgical area.

We also provide an outsource solution for our customers’ instrument processing and sterilization needs. Utilizing our expertise in managing FDA-regulated instrument processing facilities, we offer cost-effective management of hospital and surgery center instrumentation supply chain and central sterilization facilities.

Employees

As of December 31, 2008, we employed 858 people. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.

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

Regulation

Substantially all of our products and services are subject to extensive government regulation in the United States by federal, state, and local governmental agencies, including the FDA, the Department of Transportation (“DOT”), and the Occupational Safety and Health Administration (“OSHA”).

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

We and our hospital customers also must comply with regulations of OSHA, including the blood borne pathogen standards requiring “standard (universal) precautions” which must be observed to minimize exposure to blood and other bodily fluids. To comply with these requirements, our employees wear appropriate personal protective equipment when handling soiled linens and materials in the facility’s decontamination area. Properly used, our products allow our hospital customers to protect their employees in compliance with the OSHA regulations. Additionally, we must comply with local regulations governing the discharge of water used in our operations. We use locally licensed contractors to dispose of any biohazardous waste generated by our customers and received by us and therefore do not need to obtain permits for biohazardous waste disposal. We must comply with DOT and OSHA regulations governing the transportation of biohazardous materials, which include containing and labeling waste as well as reporting various discharges. We comply with these regulations by confining soiled products inside marked liquid proof bags for transport within secured and appropriately labeled transfer carts. A third-party contractor provides sterilization of our disposable accessory packs. The use of ethylene oxide by the contractor in the sterilization of our disposable accessory packs is subject to regulation by FDA, OSHA, and the Environmental Protection Agency.

In addition, other federal, state and local regulatory authorities, including those enforcing laws which relate to the environment, fire hazard control, and working conditions, have jurisdiction to take actions that could have a material adverse effect on us. We make expenditures from time to time to comply with environmental regulations, but do not expect to make any material capital expenditures for environmental compliance during 2009. However, current environmental estimates could be modified as a result of changes in our plans, legal requirements or other factors.

Item 1A.	Risk Factors

The cautionary statements set forth below, as well as factors described elsewhere in this Annual Report on Form 10-K and in other SEC filings, discuss important factors that could cause actual results to differ materially from any forward-looking statements.

We may need additional capital in the future, which might not be available. Our business is capital intensive and requires annual expenditures for additional surgical products. Should we need or otherwise decide to raise additional funds, we may not be able to obtain financing on favorable terms, if at all. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competitive pressures or unanticipated requirements or otherwise support our operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

Failure to comply with certain covenants in our credit facility could adversely affect our ability to conduct our business. As of December 31, 2008, we had $12.2 million outstanding and $7.8 million available for borrowings under our credit facility with bank (the “Credit Facility”). The Credit Facility contains operating and financial restrictions and covenants. These place restrictions on, among other things, our ability to pay dividends, incur more debt, make loans and investments, encumber our assets, enter into a new business, or enter into certain merger, consolidation, or liquidation transactions.

In addition, the Credit Facility requires us to maintain certain financial ratios, including: (i) a minimum tangible net worth requirement, (ii) until May 31, 2009, a minimum annual EBITDA requirement, and (iii) beginning June 30, 2009, a fixed charge coverage ratio. As of December 31, 2008, we were in compliance with all our covenants under the Credit Facility.

Our ability to comply with these covenants and financial ratios may be affected by events beyond our control. A breach of any of the covenants in the Credit Facility could result in an event of default, which, if not cured or waived, could have a material adverse effect on us. In the event of any default under the Credit Facility, we may be restricted from accessing our revolving credit line and the payment of all outstanding borrowings under the Credit Facility could be accelerated, together with accrued and unpaid interest and other fees. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

Recent turmoil in the credit markets and financial services industry could negatively impact our business, results of operations, financial condition or liquidity. Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions, an unprecedented level of intervention from the United States federal government and other foreign governments and tighter availability of credit. While the ultimate outcome of these events cannot be predicted, they could have a negative impact on our liquidity and financial condition if our ability to borrow money to finance operations or obtain credit from creditors were to be impaired.

Bank of America, N.A. is our lender under the Credit Facility. If Bank of America is adversely affected by the conditions of the U.S. and international capital markets, it may become unable to fund borrowings under its credit commitments to us or otherwise fulfill its obligations under the Credit Facility, which could have a material and adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures and other corporate purposes.

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

The Supply and Co-Marketing Agreement with Cardinal may not be successful. We signed a five-year Co-Marketing Agreement with an affiliate of Cardinal Health, Inc. See “Item 1. Business – The Company”. The Co-Marketing Agreement appoints Cardinal as our exclusive supplier of disposable products and provides for co-marketing of an environmentally friendly healthcare solution, the Hybrid Preference PackTM, a reusable and disposable products pack. The Co-Marketing Agreement requires us to make additional investments in personnel, equipment and programs. If our Hybrid Preference PackTM initiative is not accepted by the marketplace, it would materially and adversely affect us.

We rely on key suppliers. We rely on Aesculap as our major source of supply of instruments for our instrument processing programs. Any failure of Aesculap to furnish instruments for any reason could materially and adversely affect our ability to service these programs until we secured one or more alternative suppliers. We had a procurement agreement with Standard Textile as our supply source for our reusable surgical products through August 2008. We are currently working with Standard Textile on a month-to-month basis until a new agreement can be reached. If Standard Textile were unable to perform or if we are unable to reach an agreement with Standard Textile or another supplier on favorable terms, we would be materially and adversely affected.

In November 2008, we entered into a Co-Marketing Agreement with Cardinal. The Co-Marketing Agreement appoints Cardinal the exclusive supplier of disposable products for our customers. As a result of the Co-Marketing Agreement, we agreed to close our disposable products assembly facility. If the agreement does not provide the results we expect under its terms, we would be materially and adversely affected.

The loss of a significant customer or purchasing organization could adversely affect our operating results. During the year ended December 31, 2008, hospitals belonging to three group purchasing organizations (“GPOs”), Novation, LLC, HealthTrust Purchasing Group, L.P. and MedAssets, Inc. accounted for approximately 65% of our sales. One customer, a healthcare provider, accounted for approximately 11% of our revenues in 2008. Our business with these GPOs is pursuant to short-term agreements, which are subject to renewal from time to time through competitive processes. Although each GPO member hospital currently makes its purchasing decisions on an individual basis, the loss of a substantial portion of the GPO hospitals’ business would adversely affect our revenues and results of operations.

Intense competition in the markets in which we operate could adversely affect us. Our business is highly competitive. Competitors include a number of distributors and manufacturers, as well as the in-house reprocessing operations of hospitals. Certain of our existing and potential competitors possess substantially greater resources than we possess. Some of our competitors, including Allegiance Corporation (a subsidiary of Cardinal Health, Inc.) and Medline Industries, Inc., serve as the sole supplier of a wide assortment of products to a significant number of hospitals. While we have a substantial array of surgical products, many of our competitors have a greater number of products for the entire hospital, which in some instances is a competitive disadvantage for us. There is no assurance that we will be able to compete effectively with existing or potential competitors. See “Item 1. Business—Competition.”

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

Changes in federal or state regulations could materially adversely affect us. Significant aspects of our business are subject to federal, state and local statutes and regulations governing, among other things, medical waste-disposal and workplace health and safety. In addition, most of the products furnished or sold by us are subject to regulation as medical devices by the FDA, as well as by other federal, state and local agencies. Our facilities are subject to quality systems inspections by FDA officials. The FDA has the power to enjoin future violations, seize adulterated or misbranded devices, and require the manufacturer to remove products from the market, and publicize relevant facts. Federal, state or local governments might impose additional restrictions or adopt interpretations of existing laws that could materially adversely affect us. See “Item 1. Business—Regulation.”

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

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

During 2008, we operated a disposable accessory products facility in Plant City, Florida, where we assembled and packaged single-use surgical products into customized disposable accessory packs. We transported these disposable accessory packs to a third-party facility for sterilization before they are sent to our processing facilities for final delivery. As part of the Co-Marketing Agreement we signed with Cardinal Health in November 2008, we agreed to close the Plant City facility in the first quarter of 2009. We began the process of closing our disposable products assembly facility in Plant City in January 2009, which we expect will be completed by the end of March 2009. As a result, we will source our disposable products through Cardinal Health.

We own our Chattanooga, Cincinnati, Houston, and Stockton processing facilities and our corporate headquarters; we lease the remaining processing facilities, service centers, and the disposable accessory products facility.

We believe that our existing facilities adequately serve our current requirements. The table below summarizes our properties and the major markets they serve as of December 31, 2008:

	Square Footage (Approx.)	Lease Expiration	Selected Markets Served
Processing Facilities:
Baltimore, Maryland	58,700	May 31, 2012 (Options to 2022)	Baltimore, Philadelphia, Richmond, New Jersey

Chattanooga, Tennessee	50,000	Owned	Atlanta, Birmingham, Nashville, Mississippi

Cincinnati, Ohio	50,000	Owned	Columbus, Cincinnati, Louisville, Lexington, Detroit, Cleveland

Dallas, Texas	31,000	March 31, 2013	Dallas, Oklahoma City, Tulsa

Houston, Texas	30,000	Owned	Houston, San Antonio, Austin

Los Angeles, California	30,400	November 30, 2012	San Diego, Los Angeles

Raleigh, North Carolina	63,500	March 31, 2012 (Options to 2022)	South Carolina, North Carolina

Salt Lake City, Utah	31,800	July 6, 2009	Utah, Idaho

Stockton, California	57,000	Owned	Sacramento, San Francisco, Oakland

Tampa, Florida	63,000	January 23, 2012 (Options to 2032)	Florida

Service Centers:
Detroit, Michigan	7,300	November 30, 2012

Louisville, Kentucky	10,000	December 31, 2010

Miami, Florida	4,000	January 31, 2010

Oklahoma City, Oklahoma	3,600	February 28, 2009

Disposable Products:
Plant City, Florida	40,800	February 28, 2010 (Options to 2013)

Corporate Office:
Tampa, Florida	42,000	Owned

Item 3.	Legal Proceedings

From time to time, we are subject to legal proceedings that arise in the ordinary course of our business. We do not believe these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of 2008.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

Our common stock trades publicly on The NASDAQ Stock Market LLC (NASDAQ Global Market) (the “NASDAQ”) under the symbol “STRC”. On February 27, 2009, there were approximately 37 holders of record of our common stock. The table below sets forth the high and low sales prices for our common stock for fiscal years 2007 and 2008, as reported on the NASDAQ.

Common Stock Price Range

Year ended December 31, 2007	High	Low
First quarter	$6.34	$4.40
Second quarter	$5.95	$4.31
Third quarter	$6.50	$4.01
Fourth quarter	$7.40	$3.67

Year ended December 31, 2008
First quarter	$6.44	$3.52
Second quarter	$4.69	$3.00
Third quarter	$4.10	$3.30
Fourth quarter	$3.96	$0.59

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

Stock Performance Graph

The following graph shows a comparison of our cumulative total shareholder return, NASDAQ Global Market (U.S.), and the NASDAQ Health Care Index. This graph assumes that $100 was invested on December 31, 2004 in our common stock and in the other indices and in each case, assumes reinvestment of all dividends. Historic stock price performance does not necessarily indicate future stock price performance.

Item 6.	Selected Financial Data

The following table contains certain selected financial data that have been derived from our audited financial statements. The data should be read in conjunction with the Financial Statements and Notes thereto incorporated into Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” incorporated into Item 7.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Statement of operations data:
Revenues	$97,028	$94,201	$93,831	$91,734	$91,310
Cost of revenues	75,599	73,947	71,534	68,554	68,412

Gross profit	21,429	20,254	22,297	23,180	22,898
Distribution expenses	7,227	6,394	6,327	6,261	6,135
Selling and administrative expenses	16,289	17,775	17,574	15,092	15,436
Impairment of goodwill	—	—	—	—	5,244

Income (loss) from operations	(2,087)	(3,915)	(1,604)	1,827	(3,917)
Interest expense	1,077	1,385	1,206	1,197	1,015
Other income	(396)	(342)	—	—	—

Income (loss) before income taxes	(2,768)	(4,958)	(2,810)	630	(4,932)
Income tax expense (benefit)	(212)	(1,765)	(857)	237	66

Net income (loss)	$(2,556)	$(3,193)	$(1,953)	$393	$(4,998)

Basic earnings (loss) per common share:
Earnings (loss) per common share	$(0.40)	$(0.50)	$(0.31)	$0.06	$(0.80)

Basic earnings (loss) per diluted share:
Earnings (loss) per diluted share	$(0.40)	$(0.50)	$(0.31)	$0.06	$(0.80)

Weighted average common shares outstanding:
Basic	6,434	6,399	6,338	6,277	6,263

Diluted	6,434	6,399	6,338	6,311	6,263

Balance sheet data (at end of period):
Reusable surgical products, net	$20,577	$19,416	$20,954	$22,416	$23,506
Total assets	69,746	71,968	74,354	76,432	80,686
Notes payable	8,434	2,493	2,497	3,229	4,981
Mortgages payable	4,228	4,286	4,524	4,763	—
Bonds payable	520	7,060	7,720	8,380	9,040
Obligation under capital lease	—	—	—	6	4,987
Total liabilities	26,764	27,342	27,636	28,349	33,372
Shareholders’ equity	42,982	44,626	46,718	48,083	47,314

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We provide daily processing, assembly and delivery of reusable and disposable surgical products and instruments through our state-of-the-art, FDA-regulated service centers. Our integrated “closed-loop” process starts with daily delivery of reusable and disposable surgical supplies and instruments to healthcare providers. After use, we pick up the reusable textiles, basins and instruments used in surgery and return them to our processing facilities. Used products arriving at our processing facilities are sorted, cleaned, inspected, packaged, sterilized and shipped back to the healthcare providers. In addition, we manage the instrumentation and supply chain of hospitals, surgery centers and operating rooms and their central sterilization facilities.

We believe our facilities are strategically situated to capitalize on future market opportunities. These facilities have significant available capacity to access more of the national market.

We derive our revenue from the sale and servicing of reusable and disposable surgical products and instruments and the management of our customers’ supply chain and central sterilization functions. Reusable products include linens (gowns, towels and drapes) and basins (stainless steel cups, carafes, trays and basins). Disposable accessory packs supplement the reusable products with highly customizable components. We sell our products and services through a direct sales force located throughout most of the major markets in the United States. Our revenue growth is primarily determined by the number of customers, the number and type of surgical procedures that we service for each customer, and pricing for our various types of surgical packs and procedures. Revenues are recognized as the agreed upon products and services are delivered, generally daily. We incur most of our cost of revenues from processing the reusable surgical products and instruments at our processing facilities. In November 2008, we signed a five-year Co-Marketing Agreement with Cardinal under which both companies will market an environmentally friendly combined reusable and disposable surgical pack. In addition, we appointed Cardinal as our exclusive provider of disposable surgical products. See “Item 1. Business—The Company.”

Most of our surgical instrument supply arrangements with customers use instruments owned by Aesculap, which receives an agreed upon fee for each procedure based on the number and kinds of procedures performed with its instruments and the number and combination of instruments used for each procedure. This arrangement allows us to limit our cost of capital for instrument programs. In addition to the Aesculap-owned instruments, we purchase surgical instruments from other vendors to service customers who have requirements that Aesculap cannot fulfill. We expect instrument revenues will continue to grow and, as a result, we expect our instrument inventory will continue to grow.

Our profitability is primarily determined by our revenues, the efficiency with which we deliver products and services to customers, and our ability to control our costs. We incurred operating and net losses in 2008, as our revenues were short of expectations and we experienced lower margins. In the current economic environment we have seen a decrease in the number of elective procedures being performed, which reduced our revenues. We expect this trend to continue until the economic environment improves. Although sales to customers who predominantly purchase reusable textiles declined, we continue to see growth in other products sold with our ReadyCaseSM case cart management system (combining instruments, reusable textiles and disposable products). In addition, we are encountering compressed margins, primarily as a result of industry pricing trends, along with higher consumable expenses, instrument labor, instrument repair-related costs, higher amortization expense associated with owned instruments and distribution expenses primarily related to higher fuel costs.

Our principal strategic opportunity to improve our operating results is to capitalize on our service capabilities and considerable infrastructure by leveraging our current relationships with existing customers and adding new customers. We continue to focus on introducing our current and potential new customers to our physician-specific ReadyCaseSM case cart management system, which has been our principal source of new sales. In addition, we have entered into a co-marketing relationship with Cardinal to jointly market and distribute the Hybrid Preference PackTM. The Co-Marketing Agreement gives us the opportunity to focus on our strengths: reusable surgical products, instrumentation, and management of central sterilization and supply chain activities. The agreement gives our environmentally friendly solution greater reach and visibility throughout the healthcare market. It brings together the strengths of two organizations that are leaders in their segments for a more efficient and effective delivery of healthcare solutions. See “Item 1. Business—The Company.”

We continue to seek ways to improve the efficiency and effectiveness of our operations. During 2007, we completed a lean transformation at our Tampa and Cincinnati facilities. This process involved a review of every element of our operations to identify cost savings opportunities and generate efficiencies. During the first six months of 2008, we completed the roll out of this transformation process to our remaining processing facilities. We expect this initiative will have a positive impact on our performance in the years ahead.

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

Allowance for Doubtful Accounts. Our allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the overall aging of the balances and the financial stability of the customer. The use of different estimates or assumptions could produce different allowance balances. If a major customer’s creditworthiness deteriorates or customer defaults run at a rate higher than historical experience, we would be required to increase this allowance, which could adversely affect our results of operations.

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

Health Insurance Reserves. We offer employee benefit programs including health insurance to eligible employees. We retain a liability up to $85,000 annually for each health insurance claim. Our policy has an estimated annual aggregate liability limit of $3.3 million. We accrue health insurance costs using estimates to approximate the liability for reported claims and claims incurred but not reported. Using different estimates or assumptions could produce different reserve balances. If actual claim results exceed our estimates, our health insurance reserve would increase, which could adversely affect our results of operations.

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

Income Taxes. Our effective tax rate is based on our losses and statutory tax rates in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and evaluating our tax positions. Income taxes have been provided using the asset and liability method in accordance with Statement of Financial Accounting Standards Statement No. 109, Accounting for Income Taxes (“SFAS 109”). In accordance with SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in operations in the period that includes the enactment date of the rate change. The tax benefits must be reduced by a valuation allowance in certain circumstances. Realization of the deferred tax benefits is dependent on generating sufficient taxable income prior to the expiration of any net operating loss carry-forwards. We periodically review deferred tax assets for recoverability, and provide valuation allowances as necessary.

Stock-Based Compensation. In accordance with the Statements of Financial Accounting Standards Statement No. 123R, Share-Based Payment, (“SFAS 123R”) and the Security and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”), we recognize stock-based compensation expense in our consolidated statements of operations. We have elected to use the binomial model to determine the fair value of our issued options. Option pricing models require the input of subjective assumptions, including the expected life of the option, the price volatility of the underlying stock, expected interest rates and forfeitures. If actual results differ significantly from our assumptions, stock-based compensation could increase or decrease. For further discussion of our stock-based compensation, see Note B-Summary of Significant Accounting Policies—Stock-Based Compensation and Note J—Stock Options to the financial statements.

Fair Value Accounting. In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 creates a fair value hierarchy, which prioritizes the inputs to be used in determining fair value. The three hierarchy levels are based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, such as quoted market prices in active markets for identical assets and liabilities. Level 2 includes observable inputs other than those included in Level 1. For example, quoted market prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets. Level 3 generally requires significant management judgment as the inputs reflect management’s own assumptions used in pricing the asset or liability. Companies are required to disclose relevant fair value information in their financial statements that allows users to assess inputs used to measure fair value, and the effect of those measurements on earnings for the periods presented. Companies are also required to separately reconcile the beginning and ending balances for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, the FASB delayed the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. Examples of nonfinancial assets and liabilities include property and equipment, goodwill and intangible assets that are not amortized. We have elected to defer this aspect of SFAS 157. We are in the process of evaluating the impact of SFAS 157, relating to our nonfinancial assets and liabilities; however, we believe its adoption will not have a material impact on our financial statements. There were no fair value measurements requiring the application of SFAS 157 in the current period.

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

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141(R)”), Business Combinations, which revises SFAS No. 141, Business Combinations. SFAS 141(R) essentially requires the following: (a) Upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair value of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated; (b) Contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. The concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt, will no longer be applicable; and (c) All transaction costs will be expensed as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption of this standard will only affect our financial statements in the event of a future business combination.

Results of Operations

We operate on a 52-53 week fiscal year ending the Sunday nearest December 31st. The financial statements are reflected as of December 31, 2008, 2007, and 2006 for presentation purposes only. The actual end of each period was December 28, 2008, December 30, 2007, and December 31, 2006, respectively. There are 52 weeks in each of the years presented.

The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in our statements of income:

	Years Ended December 31,
	2008	2007	2006
Revenues	100.0%	100.0%	100.0%
Cost of revenues	77.9	78.5	76.2

Gross profit	22.1	21.5	23.8
Distribution expenses	7.4	6.8	6.7
Selling and administrative expenses	16.8	18.9	18.8

Loss from operations	(2.1)	(4.2)	(1.7)
Interest expense	1.1	1.5	1.3
Other income	(0.4)	(0.4)	—

Loss before income taxes	(2.8)	(5.3)	(3.0)
Income tax benefit	(0.2)	(1.9)	(0.9)

Net loss	(2.6)%	(3.4)%	(2.1)%

Year ended December 31, 2008 compared to year ended December 31, 2007

Revenues

Revenues increased $2.8 million, or 3.0%, to $97.0 million for the year ended December 31, 2008, compared to $94.2 million for the year ended December 31, 2007. The increase in revenues is primarily attributable to the growth of our on-site management of hospital and surgery center instrumentation supply chain and central sterilization services, partially offset by industry pricing trends and a decline in our sales to customers who predominantly purchase reusable textiles. Our revenues were also favorably affected by the reversal of an accrued customer discount not taken of $440,000.

Gross Profit

Gross profit increased $1.2 million, or 5.8%, to $21.4 million for the year ended December 31, 2008 compared to $20.2 million for the prior year. As a percentage of revenues, gross profit increased by 0.6% to 22.1% for the year ended December 31, 2008 compared to 21.5% for the prior year. The increase in gross profit was primarily due to the reversal of the accrued customer discount noted above, and lower amortization of reusable products, partially offset by higher consumables, instrument labor, repair and supply costs, as well as higher amortization expense from a higher level of owned instruments.

Distribution Expenses

Distribution expenses increased $833,000, or 13.0%, to $7.2 million for the year ended December 31, 2008 as compared to $6.4 million in the prior year primarily due to higher fuel and labor related costs.

Selling and Administrative Expenses

Selling and administrative expenses decreased $1.5 million, or 8.4%, to $16.3 million for the year ended December 31, 2008 compared to $17.8 million in the prior year. The decrease in selling and administrative expenses for 2008 is primarily attributable to a decrease in the provision for doubtful accounts, primarily as the result of a customer that made substantial payments of past due amounts, and lower consulting fees, partially offset by higher stock compensation expense and higher accounting and bank fees.

Interest Expense

For the year ended December 31, 2008, interest expense decreased $308,000, or 22.2%, to $1.1 million compared to the prior year. The lower expense when compared to last year is due primarily to generally lower interest rates and lower average outstanding balances under our revolving credit facility during the year.

Other Income

Other income was $396,000 for the year ended December 31, 2008, primarily as a result of rental income. Effective March 1, 2007, we entered into an agreement to lease to a third party a portion of our corporate headquarters under the terms of a non-cancelable operating lease.

Income Tax Benefit

Our effective tax rate is a function of our income or loss before taxes and statutory tax rates, as well as minimum taxes, in the various jurisdictions in which we operate. Income tax expense (benefit) is a function of our net income or loss, effective tax rate and valuation allowances. The effective tax rate for the year ended December 31, 2008 was 7.7% compared to 35.6% for the year ended December 31, 2007. The primary reason for the lower effective tax rate for the year ended December 31, 2008, as compared to the same period last year is primarily attributable to a valuation allowance recorded in 2008 to reduce certain deferred tax assets to the amount that will more likely than not be realized, partially offset by a $189,000 net operating loss carry-back utilized during the year.

Net loss Per Common Share

We recorded a net loss per common share of $0.40 on a diluted and basic per share basis for 2008 compared with a net loss per common share of $0.50 in 2007.

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

Liquidity and Capital Resources

Our principal sources of capital have been cash flows from operations and borrowings under our revolving credit facility. As of December 31, 2008, we had approximately $484,000 in cash and cash equivalents, compared to approximately $656,000 as of December 31, 2007. In addition, as of December 31, 2008, we had $7.8 million available under our credit facility, after accounting for amounts outstanding under the credit facility, certain letters of credit principally associated with our bonds payable (described below) and a general reserve. Net cash provided by operating activities for 2008 was $11.2 million as compared to $9.0 million last year. Net cash from operations during 2008 is primarily attributable to depreciation and amortization expense of $8.7 million, a decrease in net working capital of $3.8 million due primarily to improved receivables management and lower inventories, an increase in the reusable surgical products’ shrinkage reserve of $1.3 million and stock-based compensation expense of $912,000, partially offset by our net loss of $2.6 million and a reduction in our doubtful accounts reserve of $759,000.

Net cash used in investing activities in 2008 was $9.0 million as compared to $7.6 million in 2007. Cash used in investing activities this year primarily related to purchases of property, plant and equipment and reusable surgical products. We estimate that our expenditures in 2009 for property, plant and equipment will be approximately $2.0 million and our expenditures in 2009 for reusable surgical products will be approximately $6.5 million, an amount that may fluctuate depending on the growth of our business. We expect instrument revenues will continue to grow and, as a result, we expect our instrument inventory will continue to grow. We estimate that our expenditures in 2009 for instrument inventory will be approximately $1.3 million.

Net cash used in financing activities in 2008 was $2.3 million compared to $1.1 million in 2007. Cash used in financing activities was primarily a result of the repayment on our outstanding notes, bonds and mortgage, partially offset by our borrowings on our notes payable and proceeds from the mortgage refinancing.

Credit Facility

On August 7, 2008, we entered into a three-year $24.3 million credit facility (the “Credit Facility”) to replace an expiring $20 million credit facility and $4.2 million mortgage loan on our Tampa headquarters. The Credit Facility includes a revolving loan of up to $20 million for working capital, letters of credit, capital expenditures and other purposes, and a $4.3 million term loan, which replaces the mortgage loan. Actual amounts available under the revolving loan are determined by a defined borrowing base, which primarily relates to outstanding receivables, inventories and reusable surgical products. As of December 31, 2008, we had $12.2 million outstanding under the revolving loan, including $7.8 million of advances, $2.3 million of availability for letters of credit to support our bonds and self-insurance policies and $2.1 million to maintain a required reserve. As a result, at December 31, 2008, we had $7.8 million of availability under the Credit Agreement. As of December 31, 2008, we had $4.2 million outstanding on the term loan, which is classified as a mortgage payable. The term loan amortizes based on a 20-year schedule, with the remaining principal balance due on the expiration date of the Credit Facility, which is August 7, 2011.

The Credit Facility is secured by substantially all of our assets. The interest rate on the revolving loan varies between 150 and 275 basis points over LIBOR or between zero and 25 basis points over the Prime Rate, depending on excess availability under the facility. Interest on the term loan varies between 200 and 300 basis points over LIBOR or between zero and 25 basis points over the Prime Rate. The type of interest rate is an election we make periodically. As of December 31, 2008, all amounts outstanding are based on the Prime Rate. Through December 31, 2008, the interest rates on both the revolving and term loans were 225 and 250 basis points, respectively, over LIBOR, or at the Prime Rate.

The Credit Facility requires us to comply with (a) a minimum tangible net worth of $39.5 million through September 30, 2009, and $40.0 million thereafter, (b) a minimum annual EBITDA requirement, measured monthly, of $5 million during the 12 months ending July 31, 2008, increasing incrementally to $7.5 million on May 31, 2009, and (c) beginning June 30, 2009, a fixed charge coverage ratio of 0.85 to one, increasing incrementally to 1.10 to one on December 31, 2009, and continuing thereafter. The credit facility includes typical provisions restricting us from paying dividends, incurring additional debt, making loans and investments, encumbering our assets, entering into a business outside of current operations, or entering into certain merger, consolidation, or liquidation transactions. We are in compliance with all the financial and non-financial covenants under the credit facility as of December 31, 2008.

Bonds and Insurance Financing

We have outstanding public bonds that we issued to fund the construction of two of our reusable processing facilities. Interest expense on these bonds adjusts based on rates that approximate LIBOR (2.05% at December 31, 2007). Starting in 2004, we began amortizing the bonds through quarterly payments of $165,000. A balloon principal payment of $3.1 million is due on the bonds in 2014. The bonds are secured by the two reusable processing facilities and backed by letters of credit issued by the Credit Facility. The letters of credit must be renewed in January of each year through maturity in 2014.

In October 2008, $6.0 million of the bonds were tendered. The holders of the tendered bonds were paid from draws against the letters of credit under our Credit Facility, and will be reflected as outstanding notes payable until they are remarketed. Under the terms of the indentures relating to the bonds, the tendered bonds can be remarketed at any time prior to their maturity in 2014. Letters of credit issued by our lenders for amounts totaling $7.2 million secure these bonds; however, only $520,000 of the letters of credit are outstanding as of December 31, 2008 as a result of the bonds being tendered. The letters of credit must be renewed each year through the bonds’ maturity in 2014.

On July 28, 2008, we entered into a short-term agreement to finance the annual premiums under certain of our insurance contracts. The amount outstanding under the agreement was $442,000 at December 31, 2008. The agreement calls for equal monthly payments of principal and interest over a term of nine months, with the final payment due on May 1, 2009. The stated interest rate under the agreement is 3.85%.

Contractual Obligations

Our contractual cash obligations for future minimum payments, including interest, under our notes payable to bank, bonds payable, mortgage and operating leases as of December 31, 2008, are as follows:

Payments due by period (000’s)	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Notes payable, mortgage and bonds payable	$13,182	$837	$11,825	$—	$520
Operating leases	8,624	2,529	4,075	1,468	552

Total contractual cash obligations	$21,806	$3,366	$15,900	$1,468	$1,072

In addition, as part of our ReadyCaseSM delivery system, we offer instruments for use and reprocessing pursuant to our Joint Marketing Agreement with Aesculap. Under the terms of this agreement, Aesculap furnishes and repairs the surgical instruments that we deliver to customers and receives an agreed upon fee for each procedure. We also had a procurement agreement with Standard Textile under which we agreed to purchase 90% of our reusable surgical products from them. We are not bound to purchase any minimum quantity of products under these agreements; however, we expect to make payments under the contracts to fulfill our requirements. Our agreement with Standard Textile expired in August 2008. We are currently working with Standard Textile on a month-to-month basis until a new agreement can be reached. Our payments under these agreements in 2008 were $17.5 million. Amounts paid under these agreements will vary based upon changes in customer demand, amortization rates, product prices, and other variables affecting our business.

We believe that our existing cash and cash equivalents together with expected cash provided by operations and the Credit Facility will be adequate to finance our operations for at least the next 12 months. Although it is difficult for us to predict our future liquidity needs with certainty, our continued access to the Credit Facility is an essential requirement for our continued operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our principal exposure to market risk is change in interest rates under our various debt instruments and borrowings. The outstanding balance under our revolving credit facility was approximately $7.8 million as of December 31, 2008. The Credit Facility’s interest rate varies between zero and 25 basis points over the Prime Rate (3.25% at December 31, 2008). We are subject to changes in our interest rate on this facility based on fluctuations in interest rates. Assuming an outstanding balance on this facility of $7.8 million, if the Prime Rate were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $19,500 per quarter.

The outstanding balance under the term loan portion of the Credit Facility was approximately $4.2 million as of December 31, 2008. The term loan bears an interest rate at the Prime Rate. Assuming an outstanding balance of this facility of $4.2 million, if the Prime Rate were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $10,600 per quarter.

Interest on our bonds that financed two of our facilities is at a rate that approximates LIBOR. We are subject to changes in our interest expense on these bonds based on fluctuations in interest rates. Assuming an outstanding balance of these bonds of $520,000, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $1,300 per quarter.

We do not have any other material market risk sensitive instruments.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

SRI/Surgical Express, Inc.

We have audited the accompanying balance sheets of SRI/Surgical Express, Inc. (a Florida corporation) as of December 31, 2008 and 2007, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SRI/Surgical Express, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Tampa, Florida
March 9, 2009

SRI/SURGICAL EXPRESS, INC.

BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$484	$656
Accounts receivable, net	11,200	11,613
Inventories, net	5,727	6,159
Prepaid expenses and other assets	2,271	2,847
Reusable surgical products, net	20,577	19,416
Property, plant and equipment, net	29,487	31,277

Total assets	$69,746	$71,968

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$8,434	$2,493
Accounts payable	8,461	7,984
Employee related accrued expenses	1,984	1,572
Other accrued expenses	3,137	3,892
Mortgage payable	4,228	4,286
Bonds payable	520	7,060
Deferred tax liability, net	—	55

Total liabilities	26,764	27,342

Shareholders’ Equity
Preferred Stock—authorized 5,000,000 shares of $0.001 par value; no shares issued and outstanding at December 31, 2008 and 2007	—	—
Common Stock—authorized 30,000,000 shares of $0.001 par value; issued and outstanding 6,495,978 shares at December 31, 2008 and 6,470,978 at December 31, 2007	6	6
Additional paid-in capital	32,366	31,454
Retained earnings	10,610	13,166

Total shareholders’ equity	42,982	44,626

Total liabilities and shareholders’ equity	$69,746	$71,968

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006
Revenues	$97,028	$94,201	$93,831
Cost of revenues	75,599	73,947	71,534

Gross profit	21,429	20,254	22,297
Distribution expenses	7,227	6,394	6,327
Selling and administrative expenses	16,289	17,775	17,574

Loss from operations	(2,087)	(3,915)	(1,604)
Interest expense	1,077	1,385	1,206
Other income	(396)	(342)	—

Loss before income taxes	(2,768)	(4,958)	(2,810)
Income tax benefit	(212)	(1,765)	(857)

Net loss	$(2,556)	$(3,193)	$(1,953)

Basic loss per common share:	$(0.40)	$(0.50)	$(0.31)

Diluted loss per common share:	$(0.40)	$(0.50)	$(0.31)

Weighted average common shares outstanding—basic	6,434	6,399	6,338

Weighted average common shares outstanding—diluted	6,434	6,399	6,338

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at January 1, 2006	6,336,221	$6	$29,765	$18,312	$48,083

Exercise of stock options	2,800	—	16	—	16
Restricted stock issued	120,000	—	—	—	—
Compensation expense on stock options	—	—	572	—	572
Net loss	—	—	—	(1,953)	(1,953)

Balance at December 31, 2006	6,459,021	6	30,353	16,359	46,718

Exercise of stock options	61,957	—	318	—	318
Restricted stock forfeited	(50,000)	—	—	—	—
Compensation expense on stock options	—	—	783	—	783
Net loss	—	—	—	(3,193)	(3,193)

Balance at December 31, 2007	6,470,978	6	31,454	13,166	44,626

Restricted stock issued	25,000	—	—	—	—
Compensation expense on stock options	—	—	912	—	912
Net loss	—	—	—	(2,556)	(2,556)

Balance at December 31, 2008	6,495,978	$6	$32,366	$10,610	$42,982

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(2,556)	$(3,193)	$(1,953)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,537	3,376	3,478
Amortization of reusable surgical products	5,180	5,955	4,555
Gain on sale of property, plant and equipment	—	(44)	—
Stock based compensation expense	912	783	572
(Reduction) provision for doubtful accounts	(759)	791	192
(Reduction) provision for slow moving inventory	(211)	501	155
Provision for reusable surgical products’ shrinkage	1,275	994	1,321
Deferred income taxes	(55)	(1,651)	(563)
Change in assets and liabilities:
Decrease (increase) in accounts receivable	1,172	(1,013)	(228)
Decrease (increase) in inventories	643	55	(272)
Decrease (increase) in prepaid expenses and other assets	1,843	259	(970)
Increase in accounts payable	477	1,121	1,313
(Decrease) increase in employee related and other accrued expenses	(303)	1,097	174

Net cash provided by operating activities	11,155	9,031	7,774

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,394)	(2,269)	(2,109)
Purchases of reusable surgical products	(7,616)	(5,411)	(4,414)
Proceeds from sale of property, plant and equipment	—	87	—

Net cash used in investing activities	(9,010)	(7,593)	(6,523)

Cash flows from financing activities:
Borrowings on notes payable	43,907	36,172	18,429
Repayments on notes payable	(39,600)	(36,641)	(19,161)
Repayment on bonds payable	(6,540)	(660)	(660)
Proceeds from mortgage refinancing	4,300	—	—
Repayments on mortgage payable	(4,358)	(238)	(239)
Payments on obligation under capital lease	(26)	(16)	(6)
Net proceeds from issuance of common stock	—	318	16

Net cash used in financing activities	(2,317)	(1,065)	(1,621)

(Decrease) increase in cash and cash equivalents	(172)	373	(370)
Cash and cash equivalents at beginning of year	656	283	653

Cash and cash equivalents at end of year	$484	$656	$283

Supplemental cash flow information:
Cash paid for interest	$1,172	$1,366	$1,163

Cash paid (received) for income taxes	$(364)	$(410)	$480

Supplemental schedule of non-cash investing activities:
Assets acquired under capital lease	$353	$40	$—

Noncash insurance financing	$782	$465	$—

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE A – DESCRIPTION OF ORGANIZATION AND BUSINESS

SRI/Surgical Express, Inc. (“SRI” or the “Company”) provides central processing and supply chain management services to hospitals and surgery centers across the United States. The Company offers a combination of high quality reusable surgical products (including gowns, towels, drapes, basins and surgical instruments), disposable surgical products, and instruments in a comprehensive case cart management system. At ten regional facilities, the Company collects, sorts, cleans, inspects, packages, and sterilizes its reusable surgical products and instruments, and delivers daily on a just-in-time basis. The Company also provides an outsource solution for the management of hospital instrumentation and central sterilization. The Company operates in one industry segment.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

The Company presents an unclassified balance sheet as a result of the extended amortization period (predominantly three to six years) of its reusable surgical products. The Company provides reusable surgical products to its customers on a per use basis similar to a rental arrangement.

The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31st. The financial statements reflect the Company’s year-end as of December 31st for presentation purposes only. The actual end of each period was December 28, 2008, December 30, 2007 and December 31, 2006. There were 52 weeks included for the years ended December 31, 2008, 2007 and 2006.

Use of Estimates

Management is required to make certain estimates and assumptions during the preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America. These estimates and assumptions affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Accounts Receivable, Net

The Company has accounts receivable from hospitals and surgery centers. The Company does not believe that there is sufficient credit risk associated with those receivables to require a form of collateral from its customers. The allowance for doubtful accounts as of December 31, 2008 and 2007 was approximately $106,000 and $865,000, respectively. The allowance for doubtful accounts relates to accounts receivable not expected to be collected and is based on management’s assessment of specific customer balances, the overall aging of the balances, and the financial stability of the customers. During 2008, the Company reduced its reserve for doubtful accounts by $759,000 primarily as the result of a customer that made substantial payments of past due amounts and its account is now current. In the fourth quarter of 2007, the Company reserved $565,000 based on an assessment of collectibility of outstanding amounts at December 31, 2007. The Company does not customarily charge interest on accounts receivable.

Concentration of Credit Risk

For the year ended December 31, 2008, revenues relating to hospitals belonging to three group purchasing organizations (Novation, LLC, HealthTrust Purchasing Group, L.P., and MedAssets, Inc.) collectively accounted for approximately 65% of the Company’s revenues. For the years ended December 31, 2007 and 2006, revenues relating to hospitals belonging to these group purchasing organizations collectively accounted for approximately 63% and 54%, respectively, of the Company’s revenues. The Company had one customer, a healthcare provider, which accounted for approximately 11% of revenue for the years ended December 31, 2008 and 2007. No single hospital or surgery center customer accounted for more than 8% of the Company’s revenues for the year ended December 31, 2006.

Unbilled Receivable

Included in prepaid expenses and other assets are unbilled receivables related to certain instruments purchased on behalf of a vendor in the amount of $86,000 and $676,000 at December 31, 2008 and 2007, respectively.

Inventories, Net

Inventories consist of raw materials, principally consumables, supplies, and disposable surgical products; work in progress consisting of partially assembled reusable and disposable packs; and finished goods consisting of company-assembled packs of various combinations of raw materials and reusable surgical products, and disposable accessory packs purchased from third parties. Inventories are valued at the lower of cost or market, with cost being determined on the first-in, first-out method. As of December 31, 2008 and 2007, inventory consists of the following:

	December 31,
	2008	2007
	(in 000’s)
Raw materials	$2,665	$3,092
Work in progress	104	232
Finished goods	3,272	3,360

	6,041	6,684
Less: Inventory reserve	(314)	(525)

	$5,727	$6,159

Reusable Surgical Products, Net

The Company’s reusable surgical products, consisting principally of linens (gowns, towels, and drapes), basins (stainless steel medicine cups, carafes, trays, basins) and owned surgical instruments, are stated at cost. Amortization of linens and basins is computed on a basis similar to the units of production method. Estimated useful lives for each product are based on the estimated total number of available uses for each product. The expected total available usage for our linen products using the three principal fabrics (accounting for approximately 78% of the reusable surgical products) is 75, 100, and 125 uses, based on several factors, including our actual historical experience with these products. The Company believes RFID technology enables it to evaluate the useful lives of linen products more efficiently. Basins are amortized over their estimated useful life, which ranges from 25 to 200 uses. Owned surgical instruments are amortized straight line over a period of four years. Accumulated amortization as of December 31, 2008 and 2007 was approximately $14.1 million and $13.2 million respectively.

As of December 31, 2008 and 2007, the Company had reserves for shrinkage, obsolescence and scrap related to reusable surgical products of approximately $1,388,000 and $1,211,000, respectively.

Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost. Depreciation and amortization are computed on the straight-line method with a half-year convention over the estimated useful lives of the assets, or the term of the related leases for leasehold improvements, whichever is shorter.

Health Insurance

The Company offers employee benefit programs, including health insurance, to eligible employees. The Company retains a liability of up to $85,000 annually for each health insurance claim. The policy has an annual aggregate liability limit of $3.3 million. Health insurance costs are accrued using estimates to approximate the liability for reported claims and claims incurred but not reported.

Workers’ Compensation Insurance

The Company has a large dollar deductible, self-funded plan for its workers’ compensation insurance program. The Company retains a liability of $250,000 for each claim occurrence. The policy has an annual aggregate liability limit of $1.5 million. The Company has obtained letters of credit in the amount of $1,412,000 with its primary lender to secure the payment of future claims. The Company accrues workers’ compensation insurance costs using estimates to approximate the liability for reported claims and claims incurred but not reported, as determined by an independent actuary. As of December 31, 2008 and 2007, the Company accrued a liability of approximately $884,000 and $1,057,000, respectively, for claims incurred and claims incurred but not reported.

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

Advertising

Costs associated with advertising are charged to expense as incurred. During the fiscal years ended December 31, 2008, 2007 and 2006, advertising costs of approximately $19,000, $7,000, and, $152,000 respectively, were charged to selling and administrative expenses in the Company’s statements of operations.

Income Taxes

Income taxes have been provided using the asset and liability method in accordance with Statements of Financial Accounting Standards (“SFAS”) 109, Accounting for Income Taxes. In accordance with SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

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

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for and disclosure of uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with tax positions. The provisions of FIN 48 were effective January 1, 2007. The Company completed an assessment of FIN 48 and determined that FIN 48 did not have a material impact on its financial statements for the years ended December 31, 2008 and 2007.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and accounts receivable approximate fair value because of their short-term nature. The fair value of notes payable, bonds payable and mortgage payable approximate the carrying amount as the interest rates are based on market interest rates.

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

Employee Termination Costs

The Company incurred an expense of $212,000, $442,000 and $241,000 in 2008, 2007, and 2006 respectively, for expenses related to the termination of executive officers and various employees. The Company had $109,000 and $52,000 of employee termination expense accrued as of December 31, 2008 and 2007, respectively.

Stock-based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payments, (“SFAS 123R”) for its stock-based compensation plans. The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations and disclosure requirements established by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

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

The Company adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost to be recognized in fiscal year 2006 and later periods includes the cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The cost for all stock-based awards granted subsequent to December 31, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123R, utilizing the binomial (Lattice) model. Results for prior periods have not been restated. Stock-based compensation expense was $912,000, $783,000 and $572,000, or $912,000, $579,000 and $$476,000 net of income tax, which contributed to a $0.14, $0.09 and $0.08 reduction in basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company did not receive any proceeds from stock option exercises under all shared-based payment arrangements for the year ended December 31, 2008 because no exercises were made during the year. There was $318,000 and $16,000 of cash received from stock option exercises under all stock-based payment arrangements for the years ended December 31, 2007 and 2006, respectively. There were no capitalized stock-based compensation costs at December 31, 2008.

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

Fair Value Accounting

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 creates a fair value hierarchy, which prioritizes the inputs to be used in determining fair value. Companies are required to disclose relevant fair value information in their financial statements that allows users to assess inputs used to measure fair value, and the effect of those measurements on earnings for the periods presented. Companies are also required to separately reconcile the beginning and ending balances for each major category of assets and liabilities. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 did not have a material impact on the Company’s financial statements.

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

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141(R)”), Business Combinations, which revises SFAS No. 141, Business Combinations. SFAS 141(R) essentially requires the following: (a) Upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair value of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated; (b) Contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. The concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt, will no longer be applicable; and (c) All transaction costs will be expensed as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption of this standard will only affect our financial statements in the event of a future business combination.

NOTE C – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Useful Lives In Years	December 31,
		2008	2007
		(in 000’s)
Land	—	$1,582	$1,582
Land improvements	15	646	646
Construction in process	—	1,326	750
Buildings and improvements	20-40	16,016	16,016
Leasehold improvements	2-18	8,141	7,931
Machinery and equipment	3-12	25,314	24,827
Office furniture, equipment and computers	3-10	8,529	8,056

		61,554	59,808
Less: Accumulated depreciation and amortization		(32,067)	(28,531)

		$29,487	$31,277

In accordance with American Institute of Certified Public Accountants Statement on Position 98-1, Accounting for the Costs of Computer Software for Internal Use, certain external direct costs of materials and services, and other qualifying costs incurred in connection with developing or obtaining internal use software are capitalized. The Company capitalized costs of internally developed software in the amounts of approximately $725,000 and $300,000 during the years ended December 31, 2008 and 2007, respectively. Such capitalized costs primarily relate to the cost of software and certain contracted programming costs, as well as other such qualifying costs.

Construction in process primarily relates to software-related costs for electronic data interchange, quoting, and data management tools to be used in the Company’s daily operations.

For the years ended December 31, 2008, 2007 and 2006, depreciation and amortization expense was approximately $3.5 million, $3.4 million, and $3.5 million, respectively.

NOTE D – NOTES PAYABLE

On August 7, 2008, the Company entered into a three-year $24.3 million credit facility with a financial institution to replace an expiring $20 million credit facility and $4.2 million mortgage loan on its Tampa headquarters. The new credit facility includes a revolving loan of up to $20 million for working capital, letters of credit, capital expenditures and other purposes, and a $4.3 million term loan, which replaces the mortgage loan. Actual amounts available under the revolving loan are determined by a defined borrowing base, which primarily relates to outstanding receivables, inventories and reusable surgical products. As of December 31, 2008, the Company had used $12.2 million of the revolving loan, including $7.8 million of advances, $2.3 million of availability for letters of credit to support the Company’s bonds and self-insurance policies and we are required to maintain a reserve of $2.1 million. As a result, at December 31, 2008, the Company had excess availability of $7.8 million. As of December 31, 2008, the Company had $4.2 million outstanding on the term loan, which is classified as a mortgage payable. The term loan amortizes based on a 20-year schedule, with the remaining principal balance due on the expiration date of the facility, which is August 7, 2011.

The new credit facility is secured by substantially all of the Company’s assets. The interest rate on the revolving loan varies between 150 and 275 basis points over LIBOR or between zero and 25 basis points over the Prime Rate, depending on excess availability under the facility. Interest on the term loan varies between 200 and 300 basis points over LIBOR or between zero and 25 basis points over the Prime Rate. The type of interest rate is an election made periodically by the Company. As of December 31, 2008, all amounts outstanding are based on the Prime Rate, which was 3.25%.

The credit facility requires the Company to comply with (a) a minimum tangible net worth of $39.5 million from the closing date through September 30, 2009, and $40.0 million thereafter, (b) a minimum annual EBITDA requirement, measured monthly, of $5 million during the 12 months ending July 31, 2008, increasing incrementally to $7.5 million on May 31, 2009, and (c) beginning June 30, 2009, a fixed charge coverage ratio of 0.85 to one, increasing incrementally to 1.10 to one on December 31, 2009, and continuing thereafter, as those covenants are defined in the credit facility. The credit facility includes typical provisions restricting the Company from paying dividends, incurring additional debt, making loans and investments, encumbering its assets, entering into a business outside of current operations, or entering into certain merger, consolidation, or liquidation transactions. The Company is in compliance with all the financial and non-financial covenants under the credit facility as of December 31, 2008.

On July 28, 2008, the Company entered into a short-term agreement to finance the annual premiums under certain of its insurance contracts. The amount outstanding under the agreement was $442,000 at December 31, 2008. The agreement calls for equal monthly payments of principal and interest over a term of nine months, with the final payment due on May 1, 2009. The stated interest rate under the agreement is 3.85%.

For the years ended December 31, 2008, 2007, and 2006, interest expense was approximately $1.1 million, $1.4 million, and $1.2 million, respectively. Interest expense in 2008 and 2007 included approximately $219,000 and $356,000, respectively, of interest related to a mortgage, see Note E – Mortgage Payable. Interest expense in 2008 and 2007 included approximately $192,000 and $410,000, respectively, of interest related to the bonds, see Note F – Bonds Payable.

NOTE E – MORTGAGE PAYABLE

As noted above under Note D – Notes Payable, on August 7, 2008, the Company replaced the previous mortgage note on the Company’s corporate headquarters with a new $4.3 million mortgage. The mortgage loan has a term of three (3) years and an amortization schedule based on 20 years, with a balloon payment due on August 7, 2011. Interest on the loan varies between 200 and 300 basis points over LIBOR or between zero and 25 basis points over the Prime Rate. The type of interest rate is an election made periodically by the Company. At December 31, 2008, the mortgage bears an interest rate of Prime (3.25% at December 31, 2008).

Mortgage payments as of December 31, 2008 for the next three years are as follows (in 000’s):

2009	$215
2010	215
2011	3,798

Total	$4,228

NOTE F – BONDS PAYABLE

In 1999, the Company issued public bonds to fund the construction of two of its reusable processing facilities. Interest expense adjusts based on rates that approximate LIBOR (2.05% at December 31, 2008). Starting in 2004, the Company began amortizing the bonds through quarterly payments of $165,000. A balloon principal payment of $3.1 million on the bonds is due in 2014. The bonds payable are secured by the two reusable processing facilities.

In October 2008, $6.0 million of the Company’s bonds were tendered. The holders of the tendered bonds were paid from draws against the letters of credit under our credit facility, see Note D – Notes Payable above, and will be reflected as outstanding notes payable until they are remarketed. Under the terms of the indentures relating to the bonds, the tendered bonds can be remarketed at any time prior to their maturity in 2014.

Letters of credit issued by the Company’s lenders for amounts totaling $7.2 million secure these bonds; however, only $520,000 of the letters of credit are outstanding as of December 31, 2008 as a result of the bonds being tendered. The Company paid a commitment fee of approximately $245,000 for the letters of credit in 2008. The letters of credit must be renewed each year through the bonds’ maturity in 2014.

Bond payments as of December 31, 2008 for the next five years are as follows (in 000’s):

Years ending December 31
2009	$—
2010	—
2011	—
2012	—
2013	—
Thereafter	520

Total	$520

NOTE G – COMMITMENTS AND CONTINGENCIES

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

Future minimum lease payments as of December 31, 2008 are as follows (in 000’s):

Years ending December 31
2009	$2,529
2010	2,150
2011	1,925
2012	1,114
2013	354
Thereafter	552

Total	$8,624

Rental expense for the years ended December 31, 2008, 2007 and 2006 totaled approximately $3.5 million, $3.9 million, and $4.1 million (including contingent rentals of approximately $275,000, $275,000, and $277,000), respectively.

Contractual Obligations

The Company offers instruments pursuant to a Joint Marketing Agreement with Aesculap, Inc. (“Aesculap”). Under the terms of this agreement, Aesculap furnishes and repairs most of the surgical instruments that are delivered to customers and receives an agreed upon fee for each procedure. The Company had a procurement agreement with Standard Textile Co., Inc. (“Standard Textile”) under which the Company agreed to purchase 90% of its reusable surgical linens from Standard Textile through August 2008. The Company is currently working with Standard Textile on a month-to-month basis until a new agreement can be reached.

The Company’s management believes that Aesculap and Standard Textile’s prices are and will be comparable to prices available from other vendors. Standard Textile is a shareholder of the Company. If Aesculap or Standard Textile were unable to perform under these procurement agreements, the Company would need to obtain alternate sources for its reusable surgical products. The Company is not bound to purchase any minimum quantity of products under these agreements; however, the Company expects to make payments under them to fulfill its requirements. The Company estimates that its payments under these agreements will be between $18.0 and $20.0 million in 2009. Amounts in subsequent years will be comparable, adjusted by changes in the Company’s customer demand, amortization rates, product prices, and other variables affecting its business. During the years ended December 31, 2008, 2007, and 2006, the Company purchased products in the amounts of $5.6 million, $3.0 million, and $2.8 million, respectively, from Standard Textile. During the years ended December 31, 2008, 2007, and 2006, the Company incurred fees of $11.9 million, $11.0 million, and $10.0 million, respectively, to Aesculap for instrument usage.

Management Employment Agreements

The Company has an employment agreement with its Chief Executive Officer and Chief Financial Officer that provides for payment of twelve months and nine months base salary, respectively, and a pro-rated bonus as severance, if involuntarily terminated by the Company. The officers are prohibited from competing with the Company during the two-year period following termination of their employment. The Company incurred a charge of approximately $370,000 in 2007 in connection with the termination agreement between the Company and the former Chief Executive Officer.

Legal Proceedings

From time to time, the Company is involved in claims that arise in the ordinary course of business. The Company does not believe these proceedings, individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, or cash flows.

NOTE H – INCOME TAX

The benefit for income taxes from continuing operations for the three years ended December 31 were as follows (in 000’s):

	2008	2007	2006
Current	$(157)	$(115)	$(294)
Deferred	(55)	(1,650)	(563)

Total	$(212)	$(1,765)	$(857)

The reconciliation of the federal statutory income tax rate of 34.0% to the effective income tax rate for the three years ended December 31 was as follows:

	2008	2007	2006
Federal statutory income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal	3.0	3.8	2.7
Non-deductible items	(2.3)	(2.1)	(5.3)
Benefit of state tax credits	—	—	(1.7)
Valuation allowance	(27.2)	0.5	(0.1)
Other	0.2	(0.6)	0.9

	7.7%	35.6%	30.5%

Significant components of the Company’s deferred tax assets and liabilities were as follows (in 000’s):

	December 31,
	2008	2007
Deferred tax assets:
Inventory	$613	$660
Accounts receivable	40	329
Accrued expenses	713	1,026
State tax credits	695	689
AMT tax credit carryforward	40	—
Federal and state net operating losses	1,335	1,024
Goodwill	56	67
Stock options	495	226
Other	68	47

	4,055	4,068
Valuation allowance	(1,296)	(544)

	2,759	3,524

Deferred tax liabilities:
Property, plant & equipment	(2,538)	(3,322)
Other	(221)	(257)

	(2,759)	(3,579)

Net deferred income tax asset (liability)	$—	$(55)

As of December 31, 2008, the Company has federal net operating loss carry-forwards of $3.0 million that will expire between 2027 and 2028, as well as state net operating loss carry-forwards of $6.6 million that expire between 2011 and 2028. At December 31, 2008, the Company also has a net state tax credit carry-forward of approximately $695,000. Approximately $30,000 of the state tax credit carry-forward has a 15-year carry-forward limitation, which begins to expire in 2012. The remaining state tax credit carry-forward amounts have no expiration period. The $40,000 AMT tax credit carry-forward has an indefinite carry-forward period.

SFAS 109 requires a valuation allowance to reduce reported deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, an allowance of $1,296,000 has been established to reduce the deferred tax assets to the amount that will more likely than not be realized. During 2007, the valuation allowance decreased $26,000 principally due the ability to realize state tax credits and the amount that will more likely than not be realized. During 2008, the valuation allowance increased $752,000. During the first three quarters of 2008, the Company recognized a valuation allowance that was reversed in the fourth quarter of 2008 to reflect the benefit of a 2007 net operating loss carry-back of $189,000. The effects in any of the quarters presented were not material.

NOTE I – SHAREHOLDERS’ EQUITY

Common Stock

Subject to preferences which might be applicable to any outstanding preferred stock, the holders of common stock are entitled to receive dividends when, as, and if declared from time to time by the Board of Directors out of funds legally available. The Company’s revolving credit facility restricts the Company from paying dividends. In the event of liquidation, dissolution, or winding-up of the Company, holders of the common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of any preferred stock then outstanding. The common stock has no preemptive or conversion rights and is not subject to call or assessment by the Company. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, $.001 par value per share. The Board of Directors has the authority, without any further vote or action by the Company’s shareholders, to issue preferred stock in one or more series and to fix the number of shares, designations, relative rights (including voting rights), preferences, and limitations of those series to the full extent now or hereafter permitted by Florida law. The Company does not have any outstanding shares of preferred stock at December 31, 2008 or 2007.

NOTE J – STOCK OPTIONS

The Company maintains four stock option plans: the 1995 Stock Option Plan, the 1996 Non-Employee Director Plan, the 1998 Stock Option Plan, and the 2004 Stock Compensation Plan.

The 1995 Stock Option Plan

The 1995 Stock Option Plan was designed to provide employees with incentive or non-qualified options to purchase up to 700,000 shares of common stock. The options vest ratably over four to five years from the date of grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement or termination of employment. As of December 31, 2008 and 2007, options to purchase 81,500 and 117,700 shares, respectively, were outstanding. The 1995 Stock Option Plan terminated on December 21, 2005, although that termination does not adversely affect any options outstanding under the Plan.

The 1996 Non-Employee Director Plan

As amended on May 16, 2001, the Non-Employee Plan is designed to provide for the grant of non-qualified stock options to purchase up to 200,000 shares of common stock to members of the Board of Directors who are not employees of the Company. At the completion of its initial public offering, each non-employee director was granted options to purchase 4,000 shares of common stock for each full remaining year of the director’s term. Thereafter, on the date on which a new non-employee director is first elected or appointed, he or she is automatically granted options to purchase 4,000 shares of common stock for each year of his or her initial term, and will be granted options to purchase 4,000 shares of common stock for each year of any subsequent term to which he or she is elected. As of March 2006, the equity component of the director compensation plan was restructured, so that each non-employee director will receive an annual grant of options to purchase 7,500 shares of common stock as of the date of the Annual Shareholder Meeting. All options vest ratably over a three-year term and have an exercise price equal to the fair market value of the common stock on the date of grant. As of December 31, 2008 and 2007, options to purchase 120,000 shares were outstanding. The 1996 Non-Employee Director Plan terminated on July 14, 2006, although that termination does not adversely affect any options outstanding under the Plan.

The 1998 Stock Option Plan

As amended on May 16, 2001, the 1998 Stock Option Plan is designed to provide employees with incentive or non-qualified options to purchase up to 600,000 shares of common stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. As of December 31, 2008 and 2007, options to purchase 379,400 and 371,900 shares, respectively, were outstanding, and 0 and 146,727 options, respectively, were available to be granted under this Plan. The 1998 Stock Option Plan terminated on February 17, 2008, although that termination does not adversely affect any options outstanding under the Plan.

The 2004 Stock Compensation Plan

The 2004 Stock Compensation Plan is designed to further the interests of the Company and its shareholders by providing incentives in the form of incentive or non-qualified stock options or restricted stock grants of up to 500,000 shares to key employees and non-employee directors who contribute materially to the success and profitability of the Company. Under this Plan, restricted stock grants are not considered outstanding options upon grant but are considered issued and outstanding stock. When restricted stock awards are forfeited they are considered as available for grant. The equity awards typically vest ratably over five years from the date of the grant. All outstanding grants vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. At the Company’s annual meeting of shareholders on May 24, 2007, the shareholders approved an amendment to the 2004 Stock Compensation Plan to authorize an additional 500,000 shares under the Plan. As of December 31, 2008 and 2007, options to purchase 375,500 and 274,000 shares respectively, were outstanding, and 553,700 and 655,200 options, respectively, were available to be granted as options or restricted stock under this Plan.

Summary Stock Option Information

The fair value of each option grant is estimated on the date of grant using a Binomial options-pricing model. The Company’s stock-based compensation expense model uses graded vesting, with shares being earned per day under the accrual method. In addition, the Company estimates forfeitures on the date of grant. The following weighted-average assumptions were used for grants in the years ended December 31, 2008, 2007 and 2006, respectively; no dividend yield for all years; expected volatility of 101%, 63% and 62%; risk-free interest rates of approximately 2.6%, 3.8%, and 4.7%; and expected lives of 6.9, 6.5, and 7.6 years. The weighted average fair value of options granted during the years ended December 31, 2008, 2007 and 2006 were $2.76, $3.01, and $3.01, respectively.

A summary of the status of the Company’s stock option plans as of December 31, 2008, 2007 and 2006 and changes during the years ended on those dates is presented below:

	Options	Weighted Average Exercise Price
Outstanding as of January 1, 2006	966,600	$8.91

Granted	110,000	4.45
Exercised	(2,800)	5.60
Forfeited	(254,700)	9.26

Outstanding as of December 31, 2006	819,100	$8.21

Granted	298,000	4.77
Exercised	(61,957)	5.15
Forfeited	(171,543)	7.87

Outstanding as of December 31, 2007	883,600	$7.33

Granted	310,500	4.06
Exercised	—	—
Forfeited	(87,700)	10.21

Outstanding as of December 31, 2008	1,106,400	$6.18

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2008:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
All Outstanding Options
$ 2.06 – $ 5.85	911,800	7.7	$4.64
5.86 – 9.50	56,100	5.0	6.64
9.51 – 17.50	111,500	1.8	14.03
17.51 – 25.00	15,000	2.3	19.39
25.01 – 32.00	12,000	2.4	31.78

	1,106,400		$6.18

Exercisable Options
$ 2.06 – $ 5.85	290,433		$5.07
5.86 – 9.50	54,700		6.65
9.51 – 17.50	111,500		14.03
17.51 – 25.00	15,000		19.39
25.01 – 32.00	12,000		31.78

	483,633		$6.53

As of December 31, 2007 and December 31, 2006, there were 405,686 and 450,580 exercisable options outstanding at weighted average exercise prices of $10.27 and $10.70, respectively.

The following table summarizes option grant activity from January 1, 2008 through December 31, 2008:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at January 1, 2008	801,927	883,600	$7.33	6.69
Options and restricted stock authorized	175,000	—	—
Options expired	17,800	(53,920)	$13,68
Options and restricted stock granted	(335,500)	310,500	$4.06
Options and restricted stock forfeited	33,700	(33,780)	$4.67
Options canceled	(139,227)	—	—
Options exercised	—	—	—

Balance at December 31, 2008	553,700	1,106,400	$6.18	6.85

Options exercisable at December 31, 2008	—	483,633	$6.53	4.65

In February 2008, the Company granted 25,000 shares of restricted stock and options to purchase 150,000 shares of common stock to the Company’s Chief Executive Officer, which is included in the 175,000 options and restricted stock authorized in the above table. The option award vests evenly over a three-year period. The 25,000 shares of restricted stock vest entirely on the earlier of the third anniversary date from the date of grant or upon involuntary termination.

The weighted-average grant date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $2.76, $3.01 and $3.01, respectively. There were no options exercised during the year ended December 31, 2008. For the years ended December 31, 2007 and 2006, the total intrinsic value of options exercised was $13,600 and $10,000, respectively. As of December 31, 2008, there was $1.0 million of unrecognized compensation cost related to non-vested options that is expected to be recognized over a weighted average period of 1.09 years. The total fair value of options and restricted stock vested during the years ended December 31, 2008 and 2007 was $912,000 and $783,000, respectively. The total fair value of options vested during the year ended December 31, 2008 that were issued prior to adoption of SFAS 123R was $99,000. The aggregate intrinsic value of options fully vested at December 31, 2008 was $0. The aggregate intrinsic value of options outstanding at December 31, 2008 and expected to vest was $1,000.

The Company consistently used the binomial model for estimating the fair value of options granted in the years ended December 31, 2008, 2007 and 2006. The Company used historical data to estimate the option exercise and employee departure behavior used in the binomial valuation model. Forfeitures are estimated on the date of grant and shares vest on a graded schedule, with shares being earned per day under the accrual method. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The risk-free rates for periods within the contractual term of the options are based on the U.S. Treasury stripped coupon interest in effect at the end of the quarter. Because the binomial valuation model accommodates multiple input values, the risk free interest rates and expected term rates used in calculating the fair value of the options, are expressed in ranges. Expected volatility is based on historical volatility of the Company’s stock.

Following are the weighted-average and range assumptions, where applicable, used for each respective period:

	Twelve Months Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(Binomial)
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.81 to 4.34%	3.03 to 5.12%	4.46 to 5.19%
Weighted-average expected volatility	100.75%	62.5%	61.5%
Expected term	1.8 to 9.5 years	1.8 to 9.4 years	3.1 to 8.9 years
Forfeiture rate	0.14 to 41.76%	0.18 to 41.76%	0.29 to 17.51%
Respective service period	3 to 5 years	3 to 5 years	3 to 5 years

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

The Company recorded $107,000, $76,000 and $126,000 in compensation expense related to the restricted stock that vested during the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, there was $229,000 of total unrecognized compensation cost related to restricted stock awards granted under the Plan. Unrecognized compensation cost of $150,000 related to the 2004 Stock Compensation Plan is expected to be recognized over a period of two years, while unrecognized compensation cost of $78,000 related to the option grant to the Company’s Chief Executive Officer is expected to be recognized over a period of 2.25 years.

NOTE K – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Years ended December 31,
	2008	2007	2006
	(in 000’s except per share data)
Basic
Numerator:
Loss available for common shareholders	$(2,556)	$(3,193)	$(1,953)

Denominator:
Weighted average shares outstanding	6,434	6,399	6,338

Loss per common share—basic	$(0.40)	$(0.50)	$(0.31)

Diluted
Numerator:
Net loss	$(2,556)	$(3,193)	$(1,953)

Denominator:
Weighted average shares outstanding	6,434	6,399	6,338

Effect of dilutive securities:
Employee stock options	—	—	—

Weighted average shares outstanding—Diluted	6,434	6,399	6,338

Loss per common share—diluted	$(0.40)	$(0.50)	$(0.31)

Options to purchase 1,046,569, 820,675 and 359,100 shares of common stock for the years ended December 31, 2008, 2007 and 2006, respectively, were not included in the computation of diluted earnings per common share, because the assumed proceeds per share were greater than the average market price, and therefore, were antidilutive. The dilutive effect of 44,185 options with assumed proceeds per share less than the average market price, were not included for the year ended December 31, 2007, because the effect would be anti-dilutive due to the Company’s net loss for the period.

NOTE L – LEASE AGREEMENT

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

Future minimum lease payments expected to be received as of December 31, 2008 are as follows (in 000’s):

Year ending December 31
2009	$364
2010	375
2011	387
2012	97

$1,223

Rental income, which is included in other income in the statements of operations, was approximately $361,000 and $305,000 for the years ended December 31, 2008 and 2007, respectively.

NOTE M – SRI 401(k) PLAN

The Company sponsors the SRI/Surgical Express, Inc. 401(k) Plan (the “Plan”), a defined contribution plan established under Section 401(k) of the U.S. Internal Revenue Code. Employees are eligible to contribute voluntarily to the Plan after six months of continued service, satisfying 1,000 hours of service and attaining age 21. In addition to the employees’ contributions, at its discretion, the Company may contribute 50% of the first 4% of the employee’s contribution. The Plan allows for employee elective contributions up to an amount equivalent to 15% of salary. Employees are always vested in their contributed balance and vest ratably in the Company’s contribution over three years. For the years ended December 31, 2008, 2007, and 2006, the Company’s expense related to the Plan was approximately $269,000, $228,000, and $220,000, respectively.

NOTE N – RELATED PARTY TRANSACTIONS

The Company had a procurement agreement with Standard Textile under which the Company agreed to purchase 90% of its reusable surgical products from Standard Textile through August 2008. The Company is currently working with Standard Textile on a month-to-month basis until a new agreement can be reached. Standard Textile is a shareholder of the Company. During the years ended December 31, 2008, 2007, and 2006, the Company purchased products in the amounts of $5.6 million, $3.0 million, and $2.8 million, respectively, from Standard Textile.

During the years ended December 31, 2008, 2007 and 2006, the Company paid approximately $4,500, $13,500, and $18,300, respectively, to a company to design and supply the components for water reclamation systems for Company facilities. A shareholder of the Company owns the business providing these services.

During the years ended December 31, 2008 and 2007, the Company paid approximately $258,000 and $243,000, respectively, in consulting fees to a director and shareholder of the Company for assistance with managing the facilities operations while the Company searches for a new operations leader.

NOTE O – SELECTED QUARTERLY FINANCIAL DATA

The following selected unaudited quarterly information is being disclosed in accordance with Regulation S-K (Item 302):

	Quarters Ended
	Mar. 31, 2008	Jun. 30, 2008	Sep. 30, 2008	Dec. 31, 2008
	(In thousands, except per share data)
Revenues	$23,968	$25,113	$23,959	$23,988
Gross profit	$5,043	$5,847	$5,318	$5,221
Net loss	$(1,294)	$(390)	$(173)	$(699)
Basic loss per share	$(0.20)	$(0.06)	$(0.03)	$(0.11)
Diluted loss per share	$(0.20)	$(0.06)	$(0.03)	$(0.11)

	Quarters Ended
	Mar. 31, 2007	Jun. 30, 2007	Sep. 30, 2007	Dec. 31, 2007
	(In thousands, except per share data)
Revenues	$23,377	$23,717	$23,151	$23,956
Gross profit	$5,369	$5,600	$4,545	$4,740
Net loss	$(589)	$(342)	$(645)	$(1,617)
Basic loss per share	$(0.09)	$(0.05)	$(0.10)	$(0.26)
Diluted loss per share	$(0.09)	$(0.05)	$(0.10)	$(0.26)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

SRI/SURGICAL EXPRESS, INC.

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs / Reductions	Balance at end of Period
Allowance for doubtful accounts:
Year ended December 31, 2006 (1)	$441,000	$192,000	$(159,000)	$474,000
Year ended December 31, 2007	474,000	791,000	(400,000)	865,000
Year ended December 31, 2008	865,000	—	(759,000)	106,000

Reserve for shrinkage, obsolescence, and scrap: reusable surgical products
Year ended December 31, 2006	$1,488,000	$1,321,000	$(1,255,000)	$1,554,000
Year ended December 31, 2007	1,554,000	994,000	(1,337,000)	1,211,000
Year ended December 31, 2008	1,211,000	1,275,000	(1,099,000)	1,387,000

Reserve for shrinkage and obsolescence: disposable products
Year ended December 31, 2006	$323,000	$155,000	$(78,000)	$400,000
Year ended December 31, 2007	400,000	501,000	(376,000)	525,000
Year ended December 31, 2008	525,000	—	(211,000)	314,000

(1)	Includes allowance for a note receivable at December 31, 2006 totaling $239,000.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer (our “Executives”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, our Executives concluded that our disclosure controls and procedures were effective as of December 31, 2008 to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the our management, including the Executives, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a and 15(f)). Our internal control over financial reporting process was designed to provide reasonable assurance to our management and our Board of Directors regarding the reliability of financial reporting and the preparation of our financial statements in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item concerning our executive officers and directors is incorporated by reference to the information set forth under the captions “Proposal No. 1: Election of Directors,” “Executive Officer Compensation,” “Security Ownership of Directors, Officers and Principal Shareholders” and “Corporate Governance” in our Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2008.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the information set forth under the caption “Executive Officer Compensation” and “Director Compensation” in our Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth under the caption “Security Ownership of Directors, Officers and Principal Shareholders” and “Executive Officer Compensation” in our Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” and “Corporate Governance” in our Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2008.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth under the caption “Ratification of Appointment of Independent Auditors—Fees Paid to Independent Auditors” in our Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)    1. The following Financial Statements of the Registrant are included in Part II, Item 8, Page 18:

        2. Financial Statement Schedules of the Registrant: See (c) below.

(b)	Exhibits: See Exhibit Index

(c)	Financial Statements Schedule: The valuation and qualifying accounts schedule is provided and all other financial statement schedules are omitted because of the absence of conditions requiring them.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996).

3.2	First Amendment to Restated Articles of Incorporation dated as of August 31, 1998, of the Company (for Series A Preferred Stock) (incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K dated August 31, 1998 filed by the Registrant on September 9, 1998).

3.3	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.3 to the Annual Report on Form 10-K for the 2006 year filed by the Registrant on March 23, 2007).

4.1	Trust Indenture dated as of February 1, 1999, between First Union National Bank and the Industrial Development Board of Hamilton County, Tennessee (incorporated herein by reference to Exhibit 4.2 to the Annual Report on Form 10-K for the 1998 year filed by the Registrant on March 23, 1999).

4.2	Trust Indenture dated as of June 1, 1999, between First Union National Bank and First Security Bank, National Association (incorporated herein by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the 1999 third quarter filed by the Registrant on November 12, 1999).

10.1	1995 Stock Option Plan, as amended, of the Company (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996).

10.2	Form of Stock Option Agreement between the Company and participants under the 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996).

10.3	Texas Industrial Net Lease dated March 19, 1992, between the Trustees of the Estate of James Campbell, Deceased, and Amsco SRI/Surgical Express, Inc., as assigned to the Company (incorporated herein by reference to Exhibit 10.18 to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996).

10.4	Lease dated March 30, 1992, between Walter D’Aloisio and Amsco SRI/Surgical Express, Inc., as assigned to the Company (incorporated herein by reference to Exhibit 10.19 to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996).

Exhibit Number	Exhibit Description
10.5	Standard Industrial Lease—Multi-Tenant (American Industrial Real Estate Association) dated February 24, 1992, between Borstein Enterprises and Amsco SRI/Surgical Express, Inc., as assigned to the Company (incorporated herein by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996).

10.6	Carolina Central Industrial Center Lease dated April 22, 1992, between Industrial Development Associates and Amsco SRI/Surgical Express, Inc., as assigned to the Company (incorporated herein by reference to Exhibit 10.21 to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996).

10.7	Lease Agreement dated September 2, 1993, between Price Pioneer Company, Ltd., and Amsco SRI/Surgical Express, Inc., as assigned to the Company (incorporated herein by reference to Exhibit 10.22 to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996).

10.8	Service Center Lease dated December 4, 1991, between QP One Corporation and Amsco SRI/Surgical Express, Inc., as assigned to the Company (incorporated herein by reference to Exhibit 10.23 to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996).

10.9	1996 Non-Employee Director Stock Option Plan of the Company (incorporated herein by reference to Exhibit 10.29 to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996).

10.10	Amendments No. 2 and 3 to the 1995 Stock Option Plan of the Company (incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the 1996 year filed by the Registrant on March 24, 1997).

10.11	Corporate Service Agreement dated October 21, 1997, between Standard Textile Co., Inc. and the Company (incorporated herein by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the 1997 year filed by the Registrant on March 30, 1998).

10.12	1998 Stock Option Plan of the Company (incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the 1997 year filed by the Registrant on March 30, 1998).

10.13	Lease Agreement dated as of June 15, 1999, between the Company and ProLogis Limited Partnership IV (incorporated herein by reference to Exhibit 10.32 to the Quarterly Report on Form 10-Q for the 1999 third quarter filed by the Registrant on November 12, 1999).

10.14	Lease Agreement dated as of June 10, 1999, between the Company and Riggs & Company, a division of Riggs Bank, N.A., as Trustee of the Multi-Employer Property Trust, a trust organized under 12 C.F.R. Section 9.18 (incorporated by reference to the Annual Report on Form 10-K for the 1999 year-filed by the Registrant on March 30, 2000).

10.15	Purchasing Agreement dated as of May 1, 2001, between the Company and HealthTrust Purchasing Group, L.P. (incorporated herein by reference to Exhibit 10.46 to the Quarterly Report on Form 10-Q for the 2001 second quarter filed by the Registrant on July 26, 2001).

10.16	Form of stock option agreement between the Company and non-employee directors (incorporated herein by reference to Exhibit 10.47 to the Annual Report on Form 10-K for the 2001 year filed by the Registrant on April 1, 2002).

10.17	Joint Marketing Agreement dated as of March 1, 2003 between the Company and Aesculap, Inc. (incorporated herein by reference to Exhibit 10.54 to the Quarterly Report on Form 10-Q for the 2003 first quarter filed by the Registrant on May 14, 2003).

10.18	2004 Stock Compensation Plan of the Company (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by the Registrant on March 28, 2005).

10.19	Employment Agreement dated as of July 1, 2005, between Wallace D. Ruiz and the Company (incorporated herein by reference to Exhibit 99.4 to the Current Report on Form 8-K filed by the Registrant on June 24, 2005).

Exhibit Number	Exhibit Description
10.20	Notice of Restricted Stock Grant and Stock Restriction Agreement (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the Registrant on February 3, 2006).

10.21	Amendment No. 1 to 1998 Stock Option Plan of the Company (as Amended and Restated as of June 17, 2005) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the 2006 first quarter filed by the Registrant on May 9, 2006).

10.22	Amendment No. 1 to 2004 Stock Compensation Plan of the Company (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the 2006 first quarter filed by the Registrant on May 9, 2006).

10.23	Letter Agreement dated as of March 22, 2006, between Wayne R. Peterson and the Company (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the 2006 first quarter filed by the Registrant on May 9, 2006).

10.24	Retention Agreement dated as of February 2, 2005, between D. Jon McGuire and the Company (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 5, 2007).

10.25	Employment Agreement dated as of December 31, 2007, between Gerald Woodard and the Company (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on January 7, 2008).

10.26	Restricted Stock Grant Agreement dated as of February 6, 2008, between Gerald Woodard and the Company (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 7, 2008).

10.27	Stock Option Agreement dated as of February 6, 2008, between Gerald Woodard and the Company (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 7, 2008).

10.28	First Amendment to Retention Agreement dated November 4, 2008 between D. Jon McGuire and the Company (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the 2008 third quarter filed by the Registrant on November 4, 2008).

10.29	First Amendment to Retention Agreement dated December 23, 2008 between Gerald Woodard and the Company.

10.30	First Amendment to Retention Agreement dated December 24, 2008 between Wallace D. Ruiz and the Company.

10.31	Supply and Co-Marketing Agreement dated November 26, 2008 between Cardinal Health 200, Inc. and the Company. *

23.1	Consent of Grant Thornton LLP.

31	Certifications by the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the CEO and CFO of the Company under Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission.)

*	Certain parts of this exhibit have not been disclosed and have been filed separately with the Secretary of the Securities and Exchange Commission, and are subject to a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

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

Dated: March 10, 2009

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ CHARLES W. FEDERICO Charles W. Federico	Chairman and Director	March 10, 2009

/s/ GERALD WOODARD Gerald Woodard	Chief Executive Officer and Director	March 10, 2009

/s/ WALLACE D. RUIZ Wallace D. Ruiz	Sr. Vice President & Chief Financial Officer	March 10, 2009

/s/ JAMES T. BOOSALES James T. Boosales	Director	March 10, 2009

/s/ JAMES M. EMANUEL James M. Emanuel	Director	March 10, 2009

/s/ CHARLES T. ORSATTI Charles T. Orsatti	Director	March 10, 2009

/s/ WAYNE R. PETERSON Wayne R. Peterson	Director	March 10, 2009