Form 10-Q
period 2009-06-30
SRI SURGICAL EXPRESS INC
filed 2009-08-03
CIK 1014041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

(813) 891-9550

(Registrant’s Telephone Number)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of outstanding shares of each class of registrant’s common stock as of July 29, 2009:

Common Stock, par value $.001 – 6,485,978

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SRI/SURGICAL EXPRESS, INC.

BALANCE SHEETS

(In thousands)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Cash and cash equivalents	$760	$484
Accounts receivable, net	11,497	11,200
Inventories, net	2,968	5,727
Prepaid expenses and other assets	1,544	2,271
Reusable surgical products, net	19,599	20,577
Property, plant and equipment, net	28,466	29,487

Total assets	$64,834	$69,746

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable	$4,352	$8,434
Accounts payable	8,191	8,461
Employee-related accrued expenses	2,244	1,984
Other accrued expenses	3,679	3,137
Mortgage payable	4,121	4,228
Bonds payable	520	520

Total liabilities	23,107	26,764

Shareholders’ equity:
Preferred stock-authorized 5,000,000 shares of $0.001 par value; no shares issued and outstanding at June 30, 2009 and December 31, 2008.	—	—
Common stock-authorized 30,000,000 shares of $0.001 par value; issued and outstanding 6,485,978 and 6,495,978 at June 30, 2009 and December 31, 2008, respectively.	6	6
Additional paid-in capital	32,709	32,366
Retained earnings	9,012	10,610

Total shareholders’ equity	41,727	42,982

Total liabilities and shareholders’ equity	$64,834	$69,746

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$24,617	$25,113	$48,543	$49,081
Cost of revenues	19,273	19,266	38,165	38,191

Gross profit	5,344	5,847	10,378	10,890

Distribution expenses	1,651	1,862	3,317	3,620
Selling and administrative expenses	4,320	4,207	8,489	8,657

Loss from operations	(627)	(222)	(1,428)	(1,387)

Interest expense	149	254	323	529
Other income	(92)	(91)	(186)	(185)

Loss before income taxes	(684)	(385)	(1,565)	(1,731)

Income tax expense (benefit)	20	5	33	(47)

Net loss	$(704)	$(390)	$(1,598)	$(1,684)

Loss per share:
Basic	$(0.11)	$(0.06)	$(0.25)	$(0.26)

Diluted	$(0.11)	$(0.06)	$(0.25)	$(0.26)

Weighted average common shares outstanding:
Basic	6,447	6,387	6,446	6,386

Diluted	6,447	6,387	6,446	6,386

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,598)	$(1,684)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,748	1,736
Amortization of reusable surgical products	2,967	2,673
Stock-based compensation expense	343	461
Provision (reduction) for doubtful accounts	8	(1)
Provision for slow moving inventory	1	29
Provision for slow moving reusable surgical products and shrinkage	313	328
Deferred income taxes	—	(55)
Change in operating assets and liabilities:
Increase in accounts receivable	(305)	(867)
Decrease in inventories	2,758	119
Decrease in prepaid expenses and other assets	728	1,309
(Decrease) increase in accounts payable	(270)	1,153
Increase (decrease) in employee-related and other accrued expenses	802	(354)

Net cash provided by operating activities	7,495	4,847

Cash flows from investing activities:
Purchases of property, plant and equipment	(727)	(944)
Purchases of reusable surgical products	(2,302)	(4,320)

Net cash used in investing activities	(3,029)	(5,264)

Cash flows from financing activities:
Borrowings on notes payable	42,283	22,606
Repayments on notes payable	(46,354)	(21,759)
Repayments on mortgage payable	(107)	(119)
Repayments on bonds payable	—	(330)
Payments on obligation under capital lease	(12)	(9)

Net cash (used in) provided by financing activities	(4,190)	389

Increase (decrease) in cash and cash equivalents	276	(28)
Cash and cash equivalents at beginning of period	484	656

Cash and cash equivalents at end of period	$760	$628

Supplemental cash flow information:

Cash paid for interest	$350	$609

Cash received for income taxes	$(128)	$(418)

Supplemental cash flow information:
Assets acquired under capital lease	$—	$353

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements of SRI/Surgical Express, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they omit or condense footnotes and certain other information normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments of a normal recurring nature that are necessary to present fairly the financial information for the interim periods reported have been made. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2008, filed with the SEC. The results of operations for the six months ended June 30, 2009, are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2009.

The Company presents an unclassified balance sheet as a result of the extended amortization period (predominantly three to six years) of its reusable surgical products. The Company provides reusable surgical products to its customers on a per use basis similar to a rental arrangement.

The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited financial statements are reflected as of June 30, 2009 and 2008 for presentation purposes only. The actual end of each period was June 28, 2009 and June 29, 2008, respectively. There are 26 weeks included for each of the six month periods ended June 30, 2009 and 2008.

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

Accounts Receivable, net

The Company has accounts receivable from hospitals and surgery centers. The Company does not believe that there is sufficient credit risk associated with those receivables to require a form of collateral from its customers. The allowance for doubtful accounts as of June 30, 2009, and December 31, 2008, was approximately $114,000 and $106,000, respectively. The allowance for doubtful accounts relates to accounts receivable not expected to be collected and is based on management’s assessment of specific customer balances, the overall aging of the balances, and the financial stability of the customers. The Company does not customarily charge interest on accounts receivable.

Inventories, net

Inventories consist of raw materials, principally consumables, supplies, and disposable surgical products; work in progress; and finished goods consisting of assembled packs of various combinations of raw materials and reusable surgical products. Inventories are valued at the lower of cost or market, with cost being determined on the first-in, first-out method.

As of June 30, 2009 and December 31, 2008, inventory consists of the following:

	June 30, 2009	December 31, 2008
	(in 000’s)
Raw materials	$1,343	$2,665
Work in progress	—	104
Finished goods	1,940	3,272

	3,283	6,041
Less: Inventory reserve	(315)	(314)

	$2,968	$5,727

Reusable Surgical Products, net

The Company’s reusable surgical products, consisting principally of linens (gowns, towels, drapes), basins (stainless steel medicine cups, carafes, trays, basins), and surgical instruments, are stated at cost. Amortization of linens and basins is computed on a basis similar to the units of production method. Estimated useful lives for each product are based on the estimated total number of available uses for each product. The expected total available usage for its linen products using the three principal fabrics (accounting for approximately 76% of the reusable surgical products) is 75, 100, and 125 uses, based on several factors, including the Company’s actual historical experience with these products. The Company believes radio frequency identification (“RFID”) technology enables it to evaluate the useful lives of linen products more efficiently. Basins are amortized over their estimated useful life, which ranges from 25 to 200 uses. Owned surgical instruments are amortized straight-line over a period of four years. Accumulated amortization as of June 30, 2009 and December 31, 2008, was approximately $14.8 million and $14.1 million, respectively.

As of June 30, 2009, and December 31, 2008, the Company had reserves for shrinkage, obsolescence, and scrap related to reusable surgical products of approximately $1,344,000 and $1,388,000, respectively.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with the provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payments, (“SFAS 123R”). Under SFAS 123R, all stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The cost for all stock-based awards granted subsequent to December 31, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123R, utilizing the binomial (Lattice) model. Stock-based compensation expense was $148,000 and $234,000, or $148,000 and $234,000, net of income tax, for the three months ended June 30, 2009 and 2008, respectively, which contributed to a $0.02 and $0.04 reduction in basic and diluted earnings per share for the three months ended June 30, 2009 and 2008, respectively. Stock-based compensation expense was $343,000 and $461,000, or $343,000 and $461,000, net of income tax, for the six months ended June 30, 2009 and 2008, respectively, which contributed to a $0.05 and $0.07 reduction in basic and diluted earnings per share for the six months ended June 30, 2009 and 2008, respectively.

The Company did not receive any proceeds from stock option exercises under all share-based payment arrangements for the three and six month periods ended June 30, 2009 and 2008, because there were not any exercises during those periods. There were no capitalized stock-based compensation costs at June 30, 2009 or 2008.

Stock Option Plans

The 1995 Stock Option Plan

The 1995 Stock Option Plan was designed to provide employees with incentive or non-qualified options to purchase up to 700,000 shares of common stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement or termination of employment. As of June 30, 2009 and 2008, options to purchase 50,500 and 81,700 shares, respectively, were outstanding under this Plan. The 1995 Stock Option Plan terminated on December 21, 2005, although that termination does not adversely affect any options outstanding under the Plan.

The 1996 Non-Employee Director Plan

As amended on May 16, 2001, the Non-Employee Director Plan was designed to provide for the grant of non-qualified stock options to purchase up to 200,000 shares of common stock to members of the Board of Directors who are not employees of the Company. At the completion of the Company’s initial public offering, each non-employee director was granted options to purchase 4,000 shares of common stock for each full remaining year of the director’s term. Thereafter, on the date on which a new non-employee director was first elected or appointed, he or she was automatically granted options to purchase 4,000 shares of common stock for each year of his or her initial term, and was granted options to purchase 4,000 shares of common stock for each year of any subsequent term to which he or she was elected. As of March 2006, the equity component of the director compensation plan was restructured, so that each non-employee director receives an annual grant of options, from the 2004 Stock Compensation Plan described below, to purchase 7,500 shares of common stock as of the date of the Annual Shareholder Meeting, beginning with the 2006 Annual Meeting. As of June 30, 2009 and 2008, options to purchase 70,000 and 120,000 shares, respectively, were outstanding under the Non-Employee Director Plan. The 1996 Non-Employee Director Plan terminated on July 14, 2006, although that termination does not adversely affect any options outstanding under the Plan.

The 1998 Stock Option Plan

As amended on May 16, 2001, the 1998 Stock Option Plan was designed to provide employees with incentive or non-qualified options to purchase up to 600,000 shares of common stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. As of June 30, 2009 and 2008, options to purchase 359,800 and 392,400 shares, respectively, were outstanding under the 1998 Stock Option Plan. The 1998 Stock Option Plan terminated on February 17, 2008, although that termination does not adversely affect any options outstanding under the Plan.

The 2004 Stock Compensation Plan

The 2004 Stock Compensation Plan is designed to further the interests of the Company and its shareholders by providing incentives in the form of incentive or non-qualified stock options or restricted stock grants to key employees and non-employee directors who contribute materially to the success and profitability of the Company. Under this Plan, restricted stock grants are not considered outstanding options upon grant but are considered issued and outstanding stock. Any forfeited restricted stock awards are considered to be available for grant. Except for annual grants to non-employee directors described below, the equity awards typically vest ratably over five years from the date of the grant. Each non-employee director of the Company receives an annual award of options to purchase 7,500 shares of common stock as of the date of the annual shareholders meeting. Under each grant agreement, the options vest ratably over a three-year period and have an exercise price equal to the fair market value of the common stock on the date of grant. All outstanding grants vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. As of June 30, 2009 and 2008, options to purchase 583,250 and 311,500 shares, respectively, were outstanding, and 345,950 and 617,700 shares, respectively, were available to be granted as options or restricted stock under this Plan.

The 2009 Stock Compensation Plan

The 2009 Stock Compensation Plan is designed to further the interests of the Company and its shareholders by providing incentives in the form of incentive or non-qualified stock options or restricted stock grants to key employees and non-employee directors who contribute materially to the success and profitability of the Company. Under this Plan, restricted stock grants are not considered outstanding options upon grant but are considered issued and outstanding stock. Any forfeited restricted stock awards are considered to be available for grant. Except for annual grants to non-employee directors described below, the equity awards typically vest ratably over five years from the date of the grant. All outstanding grants vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. At the Company’s annual meeting of shareholders on May 21, 2009, the shareholders approved the 2009 Stock Compensation Plan and authorized 600,000 shares available for grant under the Plan. As of June 30, 2009, there were no options outstanding under this Plan.

The following table summarizes option and restricted stock grant activity from January 1, 2009 through June 30, 2009:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance at December 31, 2008	553,700	1,106,400	$6.18	6.85

Options authorized	600,000	—	—
Options expired	7,500	(89,500)	13.60
Options granted	(274,750)	274,750	1.06
Options and restricted stock forfeited	69,500	(78,100)	4.17
Options exercised	—	—	—

Balance at June 30, 2009	955,950	1,213,550	$4.61	7.10

Options exercisable at June 30, 2009	—	533,433	$6.57	4.90

In February 2008, the Company granted 25,000 shares of restricted stock and options to purchase 150,000 shares of common stock to the Company’s Chief Executive Officer. The option award vests evenly over a three-year period. The 25,000 shares of restricted stock vest entirely on the earlier of the third anniversary date from the date of grant or upon involuntary termination.

The weighted-average grant date fair value of options granted during the six months ended June 30, 2009 and 2008 was $0.92 and $2.96, respectively. There were no options exercised in the six months ended June 30, 2009 or 2008. As of June 30, 2009, there was $805,000 of unrecognized compensation cost related to non-vested options and restricted stock that is expected to be recognized over a weighted average period of 1.07 years. The total fair value of options and restricted stock vested during the three months ended June 30, 2009 and 2008 was $148,000 and $234,000, respectively. The total fair value of options and restricted stock vested during the six months ended June 30, 2009 and 2008 was $343,000 and $461,000, respectively.

The Company consistently used the binomial model for estimating the fair value of options granted during the six months ended June 30, 2009 and 2008. The Company used historical data to estimate the option exercise and employee departure behavior used in the binomial valuation model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The risk-free rates for periods within the contractual term of the options are based on the U.S. Treasury stripped coupon interest in effect at the end of the quarter. Because the binomial valuation model accommodates multiple input values, the risk free interest rates and expected term rates used in calculating the fair value of the options are expressed in ranges.

Following are the weighted-average and range assumptions, where applicable, used for each respective period:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(Binomial)		(Binomial)

Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.10 to 3.75%	2.57 to 4.34%	1.10 to 3.75%	1.55 to 4.34%
Weighted-average expected volatility	107.1%	68.2%	104.9 to 107.1%	65.1 to 68.2%
Expected term	2.47 to 8.75 years	1.82 to 9.46 years	2.47 to 8.75 years	1.82 to 9.46 years
Respective service period	3-5 years	3-5 years	3-5 years	3-5 years

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

The Company recorded $14,000 and $28,000, respectively, in compensation expense related to the restricted stock that vested during the three months ended June 30, 2009 and 2008, respectively. The Company recorded $42,000 and $52,000, respectively, in compensation expense related to the restricted stock that vested during the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009 and 2008, there was $126,000 and $284,000, respectively, of total unrecognized compensation cost related to restricted stock awards granted under the Plan. Unrecognized compensation cost of $66,000 related to the 2004 Stock Compensation Plan is expected to be recognized over a period of 1.5 years while unrecognized compensation cost of $60,000 related to the option grant to the Company’s Chief Executive Officer is expected to be recognized over a period of 1.75 years.

Recently Issued Financial Accounting Standards-

In May 2009, the FASB issued SFAS No. 165 (“SFAS 165”), Subsequent Events, which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective prospectively for interim and fiscal years ending after June 15, 2009. We have evaluated all subsequent events through August 3, 2009, the date the financial statements were issued.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (SFAS No. 168). SFAS No. 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for financials statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard will not have a material impact on the Company’s financial statements.

NOTE C – INCOME TAX

SFAS 109 requires a valuation allowance to reduce reported deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, an allowance of $1.8 million and $1.3 million, respectively, has been established at June 30, 2009 and December 31, 2008 to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in valuation allowance for the six months ended June 30, 2009 of $0.5 million is attributable to the operating loss incurred during the six-month period this year.

NOTE D – NOTES PAYABLE

On August 7, 2008, the Company entered into a three-year $24.3 million credit facility with a financial institution. The credit facility includes a revolving loan of up to $20 million for working capital, letters of credit, capital expenditures and other purposes, and a $4.3 million term loan. Actual amounts available under the revolving loan are determined by a defined borrowing base, which primarily relates to outstanding receivables, inventories and reusable surgical products. As a result of the borrowing base calculation as of June 30, 2009, the Company had $18.1 million available for advances of which the Company had used $8.6 million of the revolving loan, including $4.3 million of advances, $2.1 million of availability for letters of credit to support the Company’s bonds and self-insurance policies and $2.2 million maintained as a required reserve. As a result, at June 30, 2009, the Company had excess availability of $9.5 million. As of June 30, 2009, the Company had $4.1 million outstanding on the term loan, which is classified as a mortgage payable. The term loan amortizes based on a 20-year schedule, with the remaining principal balance due on the expiration date of the facility, which is August 7, 2011.

The new credit facility is secured by substantially all of the Company’s assets. The interest rate on the revolving loan varies between 150 and 275 basis points over LIBOR or between zero and 25 basis points over the Prime Rate, depending on excess availability under the facility. Interest on the term loan varies between 200 and 300 basis points over LIBOR or between zero and 25 basis points over the Prime Rate. The type of interest rate is an election made periodically by the Company. As of June 30, 2009, all amounts outstanding are based on the Prime Rate, which was 3.25%.

The credit facility requires the Company to comply with (a) a minimum tangible net worth of $39.5 million from the closing date through September 30, 2009, and $40.0 million thereafter, (b) a minimum annual EBITDA requirement, measured monthly, of $5 million during the 12 months ending July 31, 2008, increasing incrementally to $7.5 million on May 31, 2009, and (c) beginning June 30, 2009, a fixed charge coverage ratio of 0.85 to one, increasing incrementally to 1.10 to one on December 31, 2009, and continuing thereafter, as those covenants are defined in the credit facility. The credit facility includes typical provisions restricting the Company from paying dividends, incurring additional debt, making loans and investments, encumbering its assets, entering into a business outside of current operations, or entering into certain merger, consolidation, or liquidation transactions. The Company is in compliance with all the financial and non-financial covenants under the credit facility as of June 30, 2009.

NOTE E – LOSS PER SHARE

The following table sets forth the Company’s computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(In thousands, except per share data) (unaudited)
Basic
Numerator:
Net loss	$(704)	$(390)	$(1,598)	$(1,684)

Denominator:
Weighted average shares outstanding	6,447	6,387	6,446	6,386

Loss per common share, basic	$(0.11)	$(0.06)	$(0.25)	$(0.26)

Diluted
Numerator:
Net loss	$(704)	$(390)	$(1,598)	$(1,684)

Denominator:
Weighted average shares outstanding	6,447	6,387	6,446	6,386
Effect of dilutive securities - employee stock options	—	—	—	—

	6,447	6,387	6,446	6,386

Loss per common share, diluted	$(0.11)	$(0.06)	$(0.25)	$(0.26)

Options to purchase 1,196,717 and 1,153,967 shares of common stock for the three and six months ended June 30, 2009, respectively, were not included in the computation of diluted earnings per common share, because the assumed proceeds per share were greater than the average market price, and therefore, were antidilutive. Options to purchase 1,047,491 and 1,021,621 shares of common stock for the three and six months ended June 30, 2008, respectively, were not included in the computation of diluted earnings per common share, because the assumed proceeds per share were greater than the average market price, and therefore, were antidilutive. There were no options with a dilutive effect due to assumed proceeds per share less than the average market price for the three and six months ended June 30, 2009 and 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read with our financial statements and the notes thereto included elsewhere in this report. This discussion and analysis contains trend analysis and might contain forward-looking statements. These statements are based on current expectations, and actual results might differ materially. Among the factors that could cause actual results to vary are those described in “Critical Accounting Policies” and “Risk Factors” included in this report.

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

In November 2008, we signed a five-year Supply and Co-Marketing Agreement (the “Co-Marketing Agreement’) with Cardinal Health 200, Inc. (“Cardinal”), an affiliate of Cardinal Health, Inc. As a result of the agreement, we appointed Cardinal as our exclusive provider of disposable surgical products. Under this agreement, the companies market an environmentally friendly combined reusable pack (produced by us) and disposable surgical pack (produced by Cardinal) called the Hybrid Preference PackTM. The Co-Marketing Agreement gives us an opportunity to focus on our core strengths: reusable surgical products, instrumentation and management of central sterilization and supply chain activities. The Co-Marketing Agreement gives our environmentally friendly solution greater reach and visibility throughout the healthcare market. It brings together the strengths of two organizations that are market leaders in their segments for a more efficient and effective delivery of healthcare solutions.

Most of our surgical instrument supply arrangements with customers use instruments owned by Aesculap, Inc. (“Aesculap”), which receives an agreed upon fee for each procedure based on the number and kinds of procedures performed with its instruments and the number and combination of instruments used for each procedure. This arrangement allows us to limit our cost of capital for instrument programs. In addition to the Aesculap-owned instruments, we purchase surgical instruments from other vendors to service customers who have requirements that Aesculap cannot fulfill. We expect our instrument inventory will continue to grow to accommodate growth in our instrument business. We estimate that our expenditures in 2009 for instrument inventory will be approximately $1.3 million.

Our profitability is primarily determined by our revenues, the efficiency with which we deliver products and services to customers, and our ability to control our costs. We incurred operating and net losses for our six month period ended June 30, 2009 and for the year ended December 31, 2008, as we experienced lower margins. In the current economic environment, we continue to see a decline in the number of elective procedures performed. We expect this trend will continue until the economic environment improves. We continue to see growth in our ReadyCase® case cart management system (combining instruments, reusable textiles and disposable products). We are encountering compressed margins, primarily as a result of industry pricing trends, along with increased disposable material costs, higher instrument labor and instrument supply costs, as well as higher amortization expense associated with owned instruments, partially offset by lower fuel costs. Under the terms of the Co-Marketing Agreement with Cardinal, we received a $1 million payment in January 2009, which is included in other accrued expenses, to partially reimburse us for expenses incurred for marketing, opening depots in territories not currently being served by us, and to close our disposable products assembly plant. We closed our products assembly plant in January 2009 and have offset costs totaling $201,000 against this payment, which is included in cost of revenues in the statements of operations. Additionally during the three and six months ended June 30, 2009, we incurred other costs, including marketing related expenses, training and management sessions, and added personnel, associated with the transition to the Co-Marketing Agreement totaling $82,000 and $170,000, respectively, that have also been offset against the payment received from Cardinal and are included in selling and administrative expenses in the statements of operations.

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

Amortization of Reusable Surgical Products and Instruments. Our reusable surgical products are stated at cost. We amortize linens and basins on a basis similar to the units of production method. Estimated useful lives for each product are based on the estimated total number of available uses for each product. The expected total available usage for our linen products using the three principal fabrics (accounting for approximately 76% of the reusable surgical products) is 75, 100, and 125 uses, based on several factors, including our actual historical experience with these products. We believe our RFID technology enables us to evaluate the useful lives of linen products more often. Basins are amortized over their estimated useful life, which ranges from 25 to 200 uses. We amortize owned surgical instruments on the straight-line method based on a four-year useful life. If our actual use experience with these products is shorter than these assumptions, our amortization rates for reusable products and instruments would increase, which could adversely affect our results of operations.

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

Recently Issued Financial Accounting Standards

In May 2009, the FASB issued SFAS No. 165 (“SFAS 165”), Subsequent Events, which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective prospectively for interim and fiscal years ending after June 15, 2009. We have evaluated all subsequent events through August 3, 2009, the date the financial statements were issued.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (SFAS No. 168). SFAS No. 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for financials statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard will not have a material impact on the Company’s financial statements.

Results of Operations

We operate on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited financial statements are reflected as of June 30, 2009 and 2008 for presentation purposes only. The actual end of each period was June 28, 2009 and June 29, 2008, respectively. There are 26 weeks included for each of the six month periods ended June 30, 2009 and 2008.

The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in our statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	78.3	76.7	78.6	77.8

Gross profit	21.7	23.3	21.4	22.2

Distribution expenses	6.7	7.4	6.8	7.4
Selling and administrative expenses	17.6	16.8	17.5	17.6

Loss from operations	(2.6)	(0.9)	(2.9)	(2.8)

Interest expense	0.6	1.0	0.7	1.1
Other income	(0.4)	(0.4)	(0.4)	(0.4)

Loss before income taxes	(2.8)	(1.5)	(3.2)	(3.5)

Income tax expense (benefit)	0.1	—	0.1	(0.1)

Net loss	(2.9)%	(1.5)%	(3.3)%	(3.4)%

Three and Six Months Ended June 30, 2009 Compared to Three and Six Months Ended June 30, 2008

Revenues. Revenues decreased $496,000, or 2.0%, to $24.6 million for the three months ended June 30, 2009, compared to $25.1 million for the three months ended June 30, 2008. For the six months ended June 30, 2009, revenues decreased $538,000, or 1.2% to $48.5 million compared to $49.1 million for the six months ended June 30, 2008. The decrease in revenues in the three months and six months ended June 30, 2009 is primarily attributable to a reversal of an accrued customer discount of $440,000 in June 2008 that was not realized.

Gross Profit. Gross profit decreased $503,000 and $512,000 for the three months and six months ended June 30, 2009, respectively, as compared to the same periods in the prior year. As a percentage of revenues, gross profit decreased by 1.6% and 0.8% for the three months and six months ended June 30, 2009, respectively, as compared to the same periods in the prior year. For the three and six months ended June 30, 2009, the decrease in gross profit percentage was primarily due to higher disposable material costs, instrument labor and instrument supply costs, as well as higher depreciation expense of owned instruments. Additionally, in June 2008, we reversed an accrued customer discount that was not realized.

Distribution Expenses. Distribution expenses for the three months ended June 30, 2009 decreased $211,000 to $1.7 million (6.7% of revenues) compared to $1.9 million (7.4% of revenues) for the three months ended June 30, 2008. For the six months ended June 30, 2009 and 2008, distribution expenses were $3.3 million (6.8% of revenues) and $3.6 million (7.4% of revenues), respectively. The decrease in distribution expenses for the three months and six months ended June 30, 2009 when compared to the prior year is primarily due to lower vehicle fuel costs.

Selling and Administrative Expenses. Selling and administrative expenses increased $113,000, or 2.7%, to $4.3 million for the three months ended June 30, 2009 compared to $4.2 million for the same period in the prior year. Selling and administrative expenses for the six months ended June 30, 2009 and 2008 were $8.5 million and $8.7 million, respectively. Selling and administrative expenses for the three months ended June 30, 2009 were higher than the prior year primarily as a result of severance costs of $238,000 for our former Chief Financial Officer, partially offset by lower compensation related costs. For the six months ended June 30, 2009, selling and administrative expenses were lower than the prior year primarily as a result of lower compensation related costs, vacation pay, and our ability to offset transition costs related to the Co-Marketing Agreement with Cardinal against the $1.0 million payment received in January 2009, partially offset by the severance expenses for our former Chief Financial Officer and higher marketing related expenses.

Interest Expense. Interest expense for the three months ended June 30, 2009 was $149,000 compared to $254,000 for the three months ended June 30, 2008. For the six months ended June 30, 2009, interest expense decreased $206,000, or 38.9% to $323,000 compared to the same period in the prior year. The decrease for both the three months and six months ended June 30, 2009 is due to lower average outstanding balances under our line of credit agreement and generally lower interest rates.

Other Income. Other income was $92,000 and $186,000 for the three and six months ended June 30, 2009, respectively, essentially the same as both prior year periods. Other income is primarily rental income. Effective March 1, 2007, we entered into an agreement to lease to a third party a portion of our corporate headquarters under the terms of a non-cancelable operating lease.

Income Tax Expense (Benefit). Our effective tax rate is based on expected income and statutory tax rates in the various jurisdictions in which we operate and the need for valuation allowance adjustments. Income taxes are a function of our net income (loss) and effective tax rate. The effective tax rate for the three months ended June 30, 2009 was 2.9% compared to 1.3% for the three months ended June 30, 2008. For the six months ended June 30, 2009, the effective tax rate was 2.1% compared to 2.7% for the six months ended June 30, 2008. The higher effective tax rate in the three months ended June 30, 2009 when compared to the three months ended June 30, 2008 is primarily attributable to the recording of minimum taxes relating to the various taxing jurisdictions where we are located. The decrease in the effective tax rate in the six months ended June 30, 2009 when compared to the six months ended June 30, 2008, is due to an allowance to reduce certain deferred tax assets to the amount that will more likely than not be realized. Our effective tax rate may increase or decrease during the remainder of 2009 depending upon actual results of operations.

Liquidity and Capital Resources

Our principal sources of capital have been cash flows from operations and borrowings under our revolving credit facility. As of June 30, 2009, we had approximately $760,000 in cash and cash equivalents, compared to approximately $484,000 as of December 31, 2008. In addition, as of June 30, 2009, we had $9.5 million available under our credit facility, after accounting for amounts outstanding under the credit facility, certain letters of credit principally associated with our bonds payable and a general reserve. Net cash from operations for the six months ended June 30, 2009 was $7.5 million compared to $4.8 million in the prior year. The increase in net cash provided by operations during the six months ended June 30, 2009 is primarily attributable to depreciation and amortization expense of $4.7 million, a decrease of $2.8 million in our inventories as a result of the transition of the production of our disposable goods to Cardinal under the Co-Marketing Agreement, an $802,000 increase in employee related and other accrued expenses, and a decrease in prepaid expenses and other assets of $728,000, partially offset by our net loss of $1.6 million.

Net cash used in investing activities during the six months ended June 30, 2009 was $3.0 million as compared to $5.3 million in the prior year. Cash used in investing activities during the six months ended June 30, 2009 is related to purchases of property, plant and equipment and reusable surgical products. We estimate that our expenditures in 2009 for property, plant and equipment will be approximately $2.0 million and our expenditures in 2009 for reusable surgical products will be approximately $6.5 million, an amount that may fluctuate depending on the growth of our business. We expect instrument revenues will continue to grow and, as a result, we expect our instrument inventory will continue to grow. We estimate that our expenditures in 2009 for instrument inventory will be approximately $1.3 million.

Net cash used in financing activities in the six months ended June 30, 2009 was $4.2 million compared to net cash provided by financing activities of $389,000 in the prior year. Cash used in financing activities was primarily a result of the repayment on our outstanding notes and mortgage, partially offset by our borrowings on our notes payable.

Credit Facility

On August 7, 2008, we entered into a three-year $24.3 million credit facility (the “Credit Facility”). The Credit Facility includes a revolving loan of up to $20 million for working capital, letters of credit, capital expenditures, and other purposes, and a $4.3 million term loan, which replaced a prior mortgage loan on our Tampa headquarters. Actual amounts available under the revolving loan are determined by a defined borrowing base, which primarily relates to outstanding receivables, inventories and reusable surgical products. As a result of the borrowing base calculation as of June 30, 2009, we had $18.1 million available for advances of which we had used $8.6 million of the revolving loan, including $4.3 million of advances, $2.1 million of availability for letters of credit to support our bonds and self-insurance policies, and $2.2 million to maintain a required reserve. As of June 30, 2009, we had $4.1 million outstanding on the term loan, which is classified as a mortgage payable. The term loan amortizes based on a 20-year schedule, with the remaining principal balance due when the Credit Facility expires on August 7, 2011.

The Credit Facility is secured by substantially all of our assets. The interest rate on the revolving loan varies between 150 and 275 basis points over LIBOR or between zero and 25 basis points over the Prime Rate, depending on excess availability under the facility. Interest on the term loan varies between 200 and 300 basis points over LIBOR or between zero and 25 basis points over the Prime Rate. The type of interest rate is an election we make periodically. As of June 30, 2009, all amounts outstanding are based on the Prime Rate.

The Credit Facility requires us to comply with (a) a minimum tangible net worth of $39.5 million from the closing date through September 30, 2009, and $40.0 million thereafter, (b) a minimum annual EBITDA requirement, measured monthly, of $5 million during the 12 months ending July 31, 2008, increasing incrementally to $7.5 million on May 31, 2009, and (c) beginning June 30, 2009, a fixed charge coverage ratio of 0.85 to one, increasing incrementally to 1.10 to one on December 31, 2009, and continuing thereafter. The Credit Facility includes typical provisions restricting us from paying dividends, incurring additional debt, making loans and investments, encumbering our assets, entering into a business outside our current operations, or entering into certain merger, consolidation or liquidation transactions. We are in compliance with all the financial and non-financial covenants under the credit facility as of June 30, 2009.

Bonds and Insurance Financing

We have outstanding public bonds that we issued to fund the construction of two of our reusable processing facilities. Interest expense on these bonds adjusts based on rates that approximate LIBOR (1.0% at June 30, 2009). Starting in 2004, we began amortizing the bonds through quarterly payments of $165,000. A balloon principal payment of $3.1 million is due on the bonds in 2014. The bonds are secured by the two reusable processing facilities and backed by letters of credit issued by the Credit Facility. The letters of credit must be renewed in January of each year through maturity in 2014.

In October 2008, $6.0 million of the bonds were tendered. The holders of the tendered bonds were paid from draws against the letters of credit under our Credit Facility, and are reflected as outstanding notes payable until they are remarketed. Under the terms of the indentures relating to the bonds, the tendered bonds can be remarketed at any time prior to their maturity in 2014. Letters of credit issued by our lenders for amounts totaling $7.2 million secure these bonds; however, only $520,000 of the letters of credit is outstanding as of June 30, 2009 as a result of the bonds being tendered.

We believe that our existing cash and cash equivalents, together with expected cash provided by operations and our new credit facility, will be adequate to finance our operations for at least the next 12 months, although it is difficult for us to predict our future liquidity needs with certainty.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our principal exposure to market risk is change in interest rates under our various debt instruments and borrowings. We entered into a new credit facility as of August 7, 2008, as noted above. The outstanding balance under our revolving credit facility was approximately $4.3 million as of June 30, 2009. The credit facility’s interest rate varies between zero and 25 basis points over Prime (3.25% at June 30, 2009). We are subject to changes in our interest rate on this facility based on fluctuations in interest rates. Assuming an outstanding balance on this facility of $4.3 million, if the Prime Rate were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $10,750 per quarter.

The outstanding balance under the term loan portion of our new credit facility was approximately $4.1 million as of June 30, 2009. The term loan bears interest at the Prime Rate. Assuming an outstanding balance of this facility of $4.1 million, if the Prime Rate were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $10,250 per quarter.

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

Risk Factors

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

Failure to comply with certain covenants in our credit facility could adversely affect our ability to conduct our business. As of June 30, 2009, we had $8.6 million outstanding and $9.5 million available for borrowings under our credit facility with our bank (the “Credit Facility”). The Credit Facility contains operating and financial covenants, which restrict, among other things, our ability to pay dividends, incur more debt, make loans and investments, encumber our assets, enter into a new business, or enter into certain merger, consolidation, or liquidation transactions.

In addition, the Credit Facility requires us to maintain certain financial ratios, including: (i) a minimum tangible net worth, (ii) until May 31, 2009, a minimum annual EBITDA , and (iii) beginning June 30, 2009, a fixed charge coverage ratio. As of June 30, 2009, we were in compliance with all our covenants under the Credit Facility.

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

The loss of a significant customer or purchasing organization could adversely affect our operating results. During the six months ended June 30, 2009, hospitals belonging to three group purchasing organizations (“GPOs”), accounted for approximately 64% of our sales. One customer, a healthcare provider, accounted for approximately 10% of our revenues for the six months ended June 30, 2009. Our business with these GPOs is pursuant to short-term agreements, which are subject to renewal from time to time through competitive processes. Although each GPO member hospital currently makes its purchasing decisions on an individual basis, the loss of a substantial portion of the GPO hospitals’ business would adversely affect our revenues and results of operations.

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

Under the supervision and with the participation of our management, including our chief executive officer and interim principal financial officer (our “Executives”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of our most recent fiscal quarter. Based on that evaluation, we concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including the Executives, as appropriate, to allow timely decisions regarding required disclosure.

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

At the annual meeting of our shareholders on May 21, 2009, the shareholders approved a proposal to elect James T. Boosales and Charles T. Orsatti as Directors of the Company to serve until the 2012 annual meeting of shareholders. The following sets forth the votes in this election:

Director	Votes For	Votes Against or Withheld
James T. Boosales	4,746,950	1,164,171
Charles T. Orsatti	4,747,957	1,163,164

James M. Emanuel, Charles W. Federico, Charles T. Orsatti, Wayne R. Peterson and Gerald Woodard continue to serve as Directors of the Company. Michael Israel joined the Company’s Board of Directors to fill the vacancy created by the resignation of N. John Simmons, Jr.

The Shareholders approved the adoption of SRI/Surgical Express, Inc. 2009 Stock Compensation Plan. The following sets forth the votes in this election:

Issue	Votes For	Votes Against
Adoption of SRI/Surgical Express, Inc. 2009 Stock Compensation Plan	2,660,086	2,002,866

Shareholders also approved the ratification of Grant Thornton LLP as our independent auditors. The following sets forth the votes in this election:

Issue	Votes For	Votes Against
Ratification of Grant Thornton LLP	5,909,787	300

Item 6.	Exhibits and Reports on Form 8-K

Exhibit Number	Exhibit Description
3.1	Restated Articles of Incorporation of the Company (incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996).

3.2	First Amendment to Restated Articles of Incorporation dated as of August 31, 1998, of the Company (for Series A Preferred Stock) (incorporated by reference to the Current Report on Form 8-K dated August 31, 1998, filed by the Registrant on September 9, 1998).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to the Annual Report on Form 10-K for 2006 filed by the Registrant on March 23, 2007).

31.1	Certification by the Chief Executive Officer (CEO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Controller and Vice President and Interim Principal Financial Officer of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the CEO of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

32.2	Certification by the Controller and Vice President and Interim Principal Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

Reports on Form 8-K

We filed a report on Form 8-K dated April 23, 2009 to announce the departure of Wallace D. Ruiz as Senior Vice President, Chief Financial Officer and Secretary, and the appointment of Mark Faris, Controller and Vice President, as interim principal financial officer. This report also describes the appointment of William J. Braun as Senior Vice President of Operations and the related termination of a consulting arrangement with Wayne R. Peterson, a director.

We filed a report on Form 8-K dated May 4, 2009 to furnish information related to our announcement of our operating results for our first quarter period ended March 31, 2009 (pursuant to Item 2.02 of Form 8-K).

We filed a report on Form 8-K dated May 4, 2009 to announce the appointment of Michael D. Israel to the Company’s Board of Directors to fill the vacancy created by the previously reported resignation of N. John Simmons, Jr. (pursuant to Item 5.02 of Form 8-K).

We filed a report on Form 8-K dated May 28, 2009 to announce the adoption of the 2009 Stock Compensation Plan which provides for the granting of incentive stock options with respect to 600,000 shares of the Company’s common stock. (pursuant to Item 5.02 of Form 8-K).

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Restated Articles of Incorporation of the Company (incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996).

3.2	First Amendment to Restated Articles of Incorporation dated as of August 31, 1998, of the Company (for Series A Preferred Stock) (incorporated by reference to the Current Report on Form 8-K dated August 31, 1998, and filed by the Registrant on September 9, 1998).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to the Annual Report on Form 10-K for 2006 filed by the Registration on March 23, 2007).

31.1	Certification by the Chief Executive Officer (CEO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Controller and Vice President and Interim Principal Financial Officer of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

32.2	Certification by the Controller and Vice President and Interim Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRI/SURGICAL EXPRESS, INC.

Date: August 3, 2009	By:	/s/ Mark R. Faris
Controller and Vice President (interim principal financial officer)