Form 10-Q
period 2009-09-30
SRI SURGICAL EXPRESS INC
filed 2009-11-16
CIK 1014041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

(813) 891-9550

(Registrant’s Telephone Number)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of outstanding shares of each class of registrant’s common stock as of November 12, 2009:

Common Stock, par value $.001 – 6,485,978

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SRI/SURGICAL EXPRESS, INC.

BALANCE SHEETS

(In thousands)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Cash and cash equivalents	$328	$484
Accounts receivable, net	12,463	11,200
Inventories, net	3,793	5,727
Prepaid expenses and other assets	2,045	2,271
Reusable surgical products, net	18,770	20,577
Property, plant and equipment, net	27,910	29,487

Total assets	$65,309	$69,746

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable	$6,512	$8,434
Accounts payable	8,537	8,461
Employee-related accrued expenses	2,135	1,984
Other accrued expenses	3,409	3,137
Mortgage payable	4,067	4,228
Bonds payable	520	520

Total liabilities	25,180	26,764

Shareholders’ equity:
Preferred stock-authorized 5,000,000 shares of $0.001 par value; no shares issued and outstanding at September 30, 2009 and December 31, 2008.	—	—
Common stock-authorized 30,000,000 shares of $0.001 par value; issued and outstanding 6,485,978 and 6,495,978 at September 30, 2009 and December 31, 2008, respectively.	6	6
Additional paid-in capital	32,866	32,366
Retained earnings	7,257	10,610

Total shareholders’ equity	40,129	42,982

Total liabilities and shareholders’ equity	$65,309	$69,746

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues	$24,120	$23,959	$72,663	$73,041
Cost of revenues	20,026	18,641	58,191	56,832

Gross profit	4,094	5,318	14,472	16,209

Distribution expenses	1,695	1,855	5,011	5,475
Selling and administrative expenses	3,991	3,385	12,480	12,042

Income (loss) from operations	(1,592)	78	(3,019)	(1,308)

Interest expense	151	302	475	832
Other income	(90)	(90)	(276)	(275)

Loss before income taxes	(1,653)	(134)	(3,218)	(1,865)

Income tax expense (benefit)	102	39	135	(8)

Net loss	$(1,755)	$(173)	$(3,353)	$(1,857)

Loss per share:
Basic	$(0.27)	$(0.03)	$(0.52)	$(0.29)

Diluted	$(0.27)	$(0.03)	$(0.52)	$(0.29)

Weighted average common shares outstanding:
Basic	6,464	6,387	6,464	6,386

Diluted	6,464	6,387	6,464	6,386

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,353)	$(1,857)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,536	2,570
Amortization of reusable surgical products	4,720	3,768
Stock-based compensation expense	500	686
Provision (reduction) for doubtful accounts	13	(596)
Provision (reduction) for slow moving inventory	24	(179)
Provision for slow moving reusable surgical products and shrinkage	1,810	757
Deferred income taxes	—	(55)
Change in operating assets and liabilities:
Increase (decrease) in accounts receivable	(1,276)	1,338
Decrease in inventories	1,910	569
Decrease in prepaid expenses and other assets	226	1,687
Increase in accounts payable	76	445
Increase (decrease) in employee-related and other accrued expenses	423	(562)

Net cash provided by operating activities	7,609	8,571

Cash flows from investing activities:
Purchases of property, plant and equipment	(959)	(1,421)
Purchases of reusable surgical products	(4,723)	(6,356)

Net cash used in investing activities	(5,682)	(7,777)

Cash flows from financing activities:
Borrowings on notes payable	68,696	31,642
Repayments on notes payable	(70,606)	(29,639)
Proceeds from mortgage refinancing	—	4,300
Repayments on expiring mortgage	—	(4,286)
Repayments on mortgage payable	(161)	(18)
Repayments on bonds payable	—	(495)
Repayments on short term notes payable	—	(749)
Payments on obligation under capital lease	(12)	(20)

Net cash (used in) provided by financing activities	(2,083)	735

(Decrease) increase in cash and cash equivalents	(156)	1,529
Cash and cash equivalents at beginning of period	484	656

Cash and cash equivalents at end of period	$328	$2,185

Supplemental cash flow information:

Cash paid for interest	$501	$877

Cash received for income taxes	$(128)	$(418)

Non cash insurance financing	$—	$782

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements of SRI/Surgical Express, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they omit or condense footnotes and certain other information normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments of a normal recurring nature that are necessary to present fairly the financial information for the interim periods reported have been made. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2008, filed with the SEC. The results of operations for the nine months ended September 30, 2009, are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2009.

The Company presents an unclassified balance sheet as a result of the extended amortization period (predominantly three to six years) of its reusable surgical products. The Company provides reusable surgical products to its customers on a per use basis similar to a rental arrangement.

The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited financial statements are reflected as of September 30, 2009 and 2008 for presentation purposes only. The actual end of each period was September 27, 2009 and September 28, 2008, respectively. There are 39 weeks included for each of the nine month periods ended September 30, 2009 and 2008.

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

Accounts Receivable, net

The Company has accounts receivable from hospitals and surgery centers. The Company does not believe that there is sufficient credit risk associated with those receivables to require a form of collateral from its customers. The allowance for doubtful accounts as of September 30, 2009, and December 31, 2008, was approximately $119,000 and $106,000, respectively. The allowance for doubtful accounts relates to accounts receivable not expected to be collected and is based on management’s assessment of specific customer balances, the overall aging of the balances, and the financial stability of the customers. The Company does not customarily charge interest on accounts receivable.

Inventories, net

Inventories consist of raw materials, principally consumables, supplies, and disposable surgical products; work in progress; and finished goods consisting of assembled packs of various combinations of raw materials and reusable surgical products. Inventories are valued at the lower of cost or market, with cost being determined on the first-in, first-out method.

As of September 30, 2009 and December 31, 2008, inventory consists of the following:

	September 30, 2009	December 31, 2008
	(in 000’s)
Raw materials	$1,321	$2,665
Work in progress	—	104
Finished goods	2,810	3,272

	4,131	6,041
Less: Inventory reserve	(338)	(314)

	$3,793	$5,727

Reusable Surgical Products, net

The Company’s reusable surgical products, consisting principally of linens (gowns, towels, drapes), basins (stainless steel medicine cups, carafes, trays, basins), and surgical instruments, are stated at cost. Amortization of linens and basins is computed on a basis similar to the units of production method. Estimated useful lives for each product are based on the estimated total number of available uses for each product. The expected total available usage for its linen products using the three principal fabrics (accounting for approximately 74% of the reusable surgical products) is 75, 100, and 125 uses, based on several factors, including the Company’s actual historical experience with these products. The Company believes radio frequency identification (“RFID”) technology enables it to evaluate the useful lives of linen products more efficiently. Basins are amortized over their estimated useful life, which ranges from 25 to 200 uses. Owned surgical instruments are amortized straight-line over a period of four years. Accumulated amortization as of September 30, 2009 and December 31, 2008, was approximately $13.7 million and $14.1 million, respectively.

As of September 30, 2009, and December 31, 2008, the Company had reserves for shrinkage, obsolescence, and scrap related to reusable surgical products of approximately $1,097,000 and $1,388,000, respectively.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with the provisions of ASC Topic 718, Share-Based Payments. Under ASC 718, all stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The cost for all stock-based awards granted subsequent to December 31, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of ASC 718, utilizing the binomial (Lattice) model. Stock-based compensation expense was $157,000 and $225,000, or $157,000 and $225,000, net of income tax, for the three months ended September 30, 2009 and 2008, respectively, which contributed to a $0.02 and $0.04 reduction in basic and diluted earnings per share for the three months ended September 30, 2009 and 2008, respectively. Stock-based compensation expense was $500,000 and $686,000, or $500,000 and $686,000, net of income tax, for the nine months ended September 30, 2009 and 2008, respectively, which contributed to a $0.08 and $0.11 reduction in basic and diluted earnings per share for the nine months ended September 30, 2009 and 2008, respectively.

The Company did not receive any proceeds from stock option exercises under all share-based payment arrangements for the three and nine month periods ended September 30, 2009 and 2008, because there were not any exercises during those periods. There were no capitalized stock-based compensation costs at September 30, 2009 or 2008.

Stock Option Plans

The 1995 Stock Option Plan

The 1995 Stock Option Plan was designed to provide employees with incentive or non-qualified options to purchase up to 700,000 shares of common stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement or termination of employment. As of September 30, 2009 and 2008, options to purchase 50,500 and 81,500 shares, respectively, were outstanding under this Plan. The 1995 Stock Option Plan terminated on December 21, 2005, although that termination does not adversely affect any options outstanding under the Plan.

The 1996 Non-Employee Director Plan

As amended on May 16, 2001, the Non-Employee Director Plan was designed to provide for the grant of non-qualified stock options to purchase up to 200,000 shares of common stock to members of the Board of Directors who are not employees of the Company. At the completion of the Company’s initial public offering, each non-employee director was granted options to purchase 4,000 shares of common stock for each full remaining year of the director’s term. Thereafter, on the date on which a new non-employee director was first elected or appointed, he or she was automatically granted options to purchase 4,000 shares of common stock for each year of his or her initial term, and was granted options to purchase 4,000 shares of common stock for each year of any subsequent term to which he or she was elected. As of March 2006, the equity component of the director compensation plan was restructured, so that each non-employee director receives an annual grant of options, from the 2004 Stock Compensation Plan described below, to purchase 7,500 shares of common stock as of the date of the Annual Shareholder Meeting, beginning with the 2006 Annual Meeting. As of September 30, 2009 and 2008, options to purchase 70,000 and 120,000 shares, respectively, were outstanding under the Non-Employee Director Plan. The 1996 Non-Employee Director Plan terminated on July 14, 2006, although that termination does not adversely affect any options outstanding under the Plan.

The 1998 Stock Option Plan

As amended on May 16, 2001, the 1998 Stock Option Plan was designed to provide employees with incentive or non-qualified options to purchase up to 600,000 shares of common stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. As of September 30, 2009 and 2008, options to purchase 347,400 and 381,600 shares, respectively, were outstanding under the 1998 Stock Option Plan. The 1998 Stock Option Plan terminated on February 17, 2008, although that termination does not adversely affect any options outstanding under the Plan.

The 2004 Stock Compensation Plan

The 2004 Stock Compensation Plan is designed to further the interests of the Company and its shareholders by providing incentives in the form of incentive or non-qualified stock options or restricted stock grants to key employees and non-employee directors who contribute materially to the success and profitability of the Company. Under this Plan, restricted stock grants are not considered outstanding options upon grant but are considered issued and outstanding stock. Any forfeited restricted stock awards are considered to be available for grant. Except for annual grants to non-employee directors described below, the equity awards typically vest ratably over five years from the date of the grant. Each non-employee director of the Company receives an annual award of options to purchase 7,500 shares of common stock as of the date of the annual shareholders meeting. Under each grant agreement, the options vest ratably over a three-year period and have an exercise price equal to the fair market value of the common stock on the date of grant. All outstanding grants vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. As of September 30, 2009 and 2008, options to purchase 586,350 and 308,500 shares, respectively, were outstanding, and 342,850 and 620,700 shares, respectively, were available to be granted as options or restricted stock under this Plan.

The 2009 Stock Compensation Plan

The 2009 Stock Compensation Plan is designed to further the interests of the Company and its shareholders by providing incentives in the form of incentive or non-qualified stock options or restricted stock grants to key employees and non-employee directors who contribute materially to the success and profitability of the Company. Under this Plan, restricted stock grants are not considered outstanding options upon grant but are considered issued and outstanding stock. Any forfeited restricted stock awards are considered to be available for grant. Except for annual grants to non-employee directors described above, the equity awards typically vest ratably over five years from the date of the grant. All outstanding grants vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. At the Company’s annual meeting of shareholders on May 21, 2009, the shareholders approved the 2009 Stock Compensation Plan and authorized 600,000 shares available for grant under the Plan. As of September 30, 2009, there were no options outstanding under this Plan.

The following table summarizes option and restricted stock grant activity from January 1, 2009 through September 30, 2009:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance at December 31, 2008	553,700	1,106,400	$6.18	6.85

Options authorized	600,000	—	—
Options expired	52,500	(146,900)	10.42
Options granted	(325,350)	325,350	1.20
Options and restricted stock forfeited	72,000	(80,600)	4.07
Options exercised	—	—	—

Balance at September 30, 2009	952,850	1,204,250	$4.46	7.31

Options exercisable at September 30, 2009	—	504,200	$6.58	5.34

In February 2008, the Company granted 25,000 shares of restricted stock and options to purchase 150,000 shares of common stock to the Company’s Chief Executive Officer. The option award vests evenly over a three-year period. The 25,000 shares of restricted stock vest entirely on the earlier of the third anniversary date from the date of grant or upon involuntary termination.

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2009 and 2008 was $1.03 and $2.96, respectively. As of September 30, 2009, there was $675,000 of unrecognized compensation cost related to non-vested options and restricted stock that is expected to be recognized over a weighted average period of 1.05 years. The total fair value of options and restricted stock vested during the three months ended September 30, 2009 and 2008 was $157,000 and $225,000, respectively. The total fair value of options and restricted stock vested during the nine months ended September 30, 2009 and 2008 was $500,000 and $686,000, respectively.

The Company consistently used the binomial model for estimating the fair value of options granted during the nine months ended September 30, 2009 and 2008. The Company used historical data to estimate the option exercise and employee departure behavior used in the binomial valuation model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The risk-free rates for periods within the contractual term of the options are based on the U.S. Treasury stripped coupon interest in effect at the end of the quarter. Because the binomial valuation model accommodates multiple input values, the risk free interest rates and expected term rates used in calculating the fair value of the options are expressed in ranges.

Following are the weighted-average and range assumptions, where applicable, used for each respective period:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(Binomial)		(Binomial)

Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.13 to 3.57%	1.55 to 4.02%	1.10 to 3.75%	1.55 to 4.34%
Weighted-average expected volatility	108.7%	67.8%	104.9 to 108.7%	65.1 to 68.2%
Expected term	2.47 to 8.77 years	1.82 to 9.46 years	2.47 to 8.77 years	1.82 to 9.46 years
Respective service period	3-5 years	3-5 years	3-5 years	3-5 years

Restricted Stock Awards

In 2006, the Company granted unvested common stock awards (“restricted stock”) to certain key employees pursuant to the 2004 Stock Compensation Plan. The shares will vest ratably over five years.

The restricted stock awards granted in 2006 were accounted for using the measurement and recognition principles of ASC 718. Compensation for restricted stock awards is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Compensation cost for all awards will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.

The Company recorded $20,000 and $28,000, respectively, in compensation expense related to the restricted stock that vested during the three months ended September 30, 2009 and 2008, respectively. The Company recorded $62,000 and $79,000, respectively, in compensation expense related to the restricted stock that vested during the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009 and 2008, there was $106,000 and $256,000, respectively, of total unrecognized compensation cost related to restricted stock awards granted under the Plan. Unrecognized compensation cost of $56,000 related to the 2004 Stock Compensation Plan is expected to be recognized over a period of 1.25 years while unrecognized compensation cost of $50,000 related to the option grant to the Company’s Chief Executive Officer is expected to be recognized over a period of 1.50 years.

Recently Issued Financial Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a standard that established the FASB Accounting Standards Codification™ (“ASC”) and amended the hierarchy of generally accepted accounting principles (“GAAP”) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (“ASU”). For the Company, the ASC was effective July 1, 2009. This standard did not have an impact on the Company’s results of operations or financial condition. However, throughout the notes to the financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. For the Company, this ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but does not expect it to have a material impact on its results of operations or financial condition.

The Company adopted, ASC Topic 855 Subsequent Events in the second quarter of 2009. ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that previously existed. We have evaluated all subsequent events through November 16, 2009, the date the financial statements were issued.

NOTE C – INCOME TAX

ASC Topic 740, Income Taxes, requires a valuation allowance to reduce reported deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, an allowance of $2.1 million and $1.3 million, respectively, has been established at September 30, 2009 and December 31, 2008 to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in valuation allowance for the nine months ended September 30, 2009 of $0.8 million is attributable to the operating loss incurred during the nine-month period this year.

NOTE D – NOTES PAYABLE

On August 7, 2008, the Company entered into a three-year $24.3 million credit facility with a financial institution. The credit facility includes a revolving loan of up to $20 million for working capital, letters of credit, capital expenditures and other purposes, and a $4.3 million term loan. Actual amounts available under the revolving loan are determined by a defined borrowing base, which primarily relates to outstanding receivables, inventories and reusable surgical products. As a result of the borrowing base calculation as of September 30, 2009, the Company had $19.3 million available for advances of which the Company had used $10.9 million of the revolving loan, including $6.5 million of advances, $2.2 million of availability for letters of credit to support the Company’s bonds and self-insurance policies and $2.2 million maintained as a required reserve. As a result, at September 30, 2009, the Company had excess availability of $8.4 million. As of

September 30, 2009, the Company had $4.1 million outstanding on the term loan, which is classified as a mortgage payable. The term loan amortizes based on a 20-year schedule, with the remaining principal balance due on the expiration date of the facility, which is August 7, 2011.

The credit facility is secured by substantially all of the Company’s assets. As amended pursuant to the Waiver and Amendment No. 1 to Loan Agreement described below, the interest rate on the revolving loan varies between 150 and 275 basis points over LIBOR or 150 basis points over the Prime Rate, depending on excess availability under the facility. Interest on the term loan varies between 200 and 300 basis points over LIBOR or 175 basis points over the Prime Rate. The type of interest rate is an election made periodically by the Company. As of September 30, 2009, $4.0 million of the outstanding revolving loan balance was based on LIBOR plus 2.25% (2.875% at July 19, 2009) and the remaining outstanding balance of $2.5 million was at the Prime Rate of 3.25%. As of September 30, 2009, $4.0 million of the outstanding term loan was based on LIBOR plus 2.25% (3.0% as of August 5, 2009) and the remaining outstanding balance of $100,000 was at the Prime Rate of 3.25%.

The credit facility requires the Company to comply with (a) a minimum tangible net worth of $39.5 million from the closing date through September 30, 2009, and $40.0 million thereafter, (b) a minimum annual EBITDA requirement, measured monthly, of $5 million during the 12 months ending July 31, 2008, increasing incrementally to $7.5 million on May 31, 2009, and (c) beginning June 30, 2009, a fixed charge coverage ratio of 0.85 to 1.0, increasing incrementally to 1.10 to 1.0 on December 31, 2009, and continuing thereafter, as those covenants are defined in the credit facility. The credit facility includes typical provisions restricting the Company from paying dividends, incurring additional debt, making loans and investments, encumbering its assets, entering into a business outside of current operations, or entering into certain merger, consolidation, or liquidation transactions. The Company did not satisfy the tangible net worth ratio covenant required by the credit facility for the third quarter of 2009. Pursuant to a Waiver and Amendment No. 1 to Loan and Security Agreement dated November 13, 2009, the financial institution waived the requirement to meet this covenant as of September 30, 2009.

NOTE E – LOSS PER SHARE

The following table sets forth the Company’s computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(In thousands, except per share data) (unaudited)
Basic
Numerator:
Net loss	$(1,755)	$(173)	$(3,353)	$(1,857)

Denominator:
Weighted average shares outstanding	6,464	6,387	6,464	6,386

Loss per common share, basic	$(0.27)	$(0.03)	$(0.52)	$(0.29)

Diluted
Numerator:
Net loss	$(1,755)	$(173)	$(3,353)	$(1,857)

Denominator:
Weighted average shares outstanding	6,464	6,387	6,464	6,386
Effect of dilutive securities - employee stock Options	—	—	—	—

	6,464	6,387	6,464	6,386

Loss per common share, diluted	$(0.27)	$(0.03)	$(0.52)	$(0.29)

Options to purchase 999,913 and 1,168,382 shares of common stock for the three and nine months ended September 30, 2009, respectively, were not included in the computation of diluted earnings per common share, because the assumed proceeds per share were greater than the average market price, and therefore, were antidilutive. Options to purchase 1,046,290 and 1,028,918 shares of common stock for the three and nine months ended September 30, 2008, respectively, were not included in the computation of diluted earnings per common share, because the assumed proceeds per share were greater than the average market price, and therefore, were antidilutive. There were no options with a dilutive effect due to assumed proceeds per share less than the average market price for the three and nine months ended September 30, 2009 and 2008.

NOTE F – THIRD QUARTER ADJUSTMENTS

Reusable Surgical Product Loss and Accrued Liabilities

As part of the Company’s effort to reduce its loss and scrap costs, the Company performed additional operational reviews of its reusable surgical products usage during the third quarter ended September 30, 2009, resulting in identification of additional losses that were not known at January 1, 2009. Additionally, account analyses were conducted on accrued liability accounts resulting in identification of costs recognized in periods prior to January 1, 2009 for which a liability did not exist. The amount of the adjustments related to periods prior to January 1, 2009 that were recognized in the three month period ended September 30, 2009 resulted in an increase in cost of revenues and a decrease in selling and administrative expenses totaling approximately $591,000 and $82,000, respectively. During the three months ended September 30, 2009, the Company also recognized, in cost of revenues, reusable surgical product losses of $181,000, for costs incurred during the six months ended June 30, 2009. There were no income tax effects related to these adjustments.

The above costs recognized in the three months ended September 30, 2009 that were incurred in prior periods are principally associated with reusable surgical product losses. As a result of a system error, the Company’s information system did not identify certain products as lost. Reusable surgical products that are tracked using RFID technology are expensed if not returned to the Company by a customer within 210 days. However, when new tracking mechanisms were employed in an earlier period to better control the location of product, the system was not properly updated to record lost product for certain locations. As a result, the Company incurred but did not recognize losses in earlier periods resulting in the estimate of lost products to be understated as discussed above.

The Company reviewed the effect of the above errors on prior periods and determined that (a) the errors did not materially affect the financial statements of prior periods (which errors date back to 2005); and (b) the errors did not have a material effect on the financial statements for the first or second quarters of the current fiscal year. Because the Company also concluded that the amounts were not material to the year ending December 31, 2009, the Company has recorded these adjustments during the quarter ended September 30, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read with our financial statements and the notes thereto included elsewhere in this report. This discussion and analysis contains trend analysis and might contain forward-looking statements. These statements are based on current expectations, and actual results might differ materially. Among the factors that could cause actual results to vary are those described in “Critical Accounting Policies” and “Risk Factors” included in this report. The accompanying Management’s Discussion and Analysis should be read in conjunction with the Management’s Discussion and Analysis included in the Company’s Form 10-K for the year ended December 31, 2008, filed with the SEC. We do not undertake to update our forward-looking statements.

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

Our profitability is primarily determined by our revenues, the efficiency with which we deliver products and services to customers, and our ability to control our costs. We incurred operating and net losses for our nine month period ended September 30, 2009 and for the year ended December 31, 2008, as we experienced lower margins. In the current economic environment, we continue to see a decline in the number of elective procedures performed. We expect this trend will continue until the economic environment improves. We continue to see growth in our ReadyCase® case cart management system (combining instruments, reusable textiles and disposable products). We are encountering compressed margins, primarily as a result of industry pricing trends, along with increased product loss, higher instrument labor and instrument supply costs, as well as higher amortization expense associated with owned instruments, partially offset by lower fuel costs. During the three months ended September 30, 2009, we recognized net expenses of $509,000 and $181,000 primarily for losses of reusable surgical products before this year and for the six months ended June 30, 2009, respectively, that were not captured by our reporting systems. We implemented remediation controls designed to help ensure that all losses of this kind are tracked and recorded when incurred in accordance with our accounting policies. With these remedial controls, we do not expect these tracking issues to recur in future periods. See Note F –Third Quarter Adjustments – to our unaudited financial statements accompanying this report.

Under the terms of the Co-Marketing Agreement with Cardinal, we received a $1 million payment in January 2009, which is included in other accrued expenses, to partially reimburse us for expenses incurred for marketing, opening depots in territories not currently being served by us, and to close our disposable products assembly plant. We closed our products assembly plant in January 2009 and have offset costs totaling $293,000 against this payment, which is included in cost of revenues in the statements of operations. Additionally during the three and nine months ended September 30, 2009, we incurred other costs, including marketing related expenses, training and management sessions, and added personnel, associated with the transition to the Co-Marketing Agreement totaling $86,000 and $257,000, respectively, that have also been offset against the payment received from Cardinal and are included in selling and administrative expenses in the statements of operations.

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

Amortization of Reusable Surgical Products and Instruments. Our reusable surgical products are stated at cost. We amortize linens and basins on a basis similar to the units of production method. Estimated useful lives for each product are based on the estimated total number of available uses for each product. The expected total available usage for our linen products using the three principal fabrics (accounting for approximately 74% of the reusable surgical products) is 75, 100, and 125 uses, based on several factors, including our actual historical experience with these products. We believe our RFID technology enables us to evaluate the useful lives of linen products more often. Basins are amortized over their estimated useful life, which ranges from 25 to 200 uses. We amortize owned surgical instruments on the straight-line method based on a four-year useful life. If our actual use experience with these products is shorter than these assumptions, our amortization rates for reusable products and instruments would increase, which could adversely affect our results of operations.

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

Income Taxes. Our effective tax rate is based on expected income and statutory tax rates in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and evaluating our tax positions. This rate is applied to our quarterly operating results. Income taxes have been provided using the liability method in accordance with ASC Topic 740, Income Taxes, In accordance with ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in operations in the period that includes the enactment date of the rate change. The tax benefits must be reduced by a valuation allowance in certain circumstances. Realization of the deferred tax benefits is dependent on generating sufficient taxable income prior to expiration of any net operating loss carry-forwards. We periodically review deferred tax assets for recoverability, and provide valuation allowances as necessary.

Stock-Based Compensation. In accordance with the ASC Topic 718, Share-Based Payments, we recognize stock-based compensation expense in our statements of operations. We have elected to use the binomial model to determine the fair value of our issued options. Option pricing models require the input of subjective assumptions, including the expected life of the option, the price volatility of the underlying stock, expected interest rates and forfeitures. If actual results differ significantly from our assumptions, stock-based compensation could increase or decrease. For further discussion of our stock-based compensation, see Note B-Summary of Significant Accounting Policies—Stock-Based Compensation to the financial statements.

Recently Issued Financial Accounting Standards

The Company adopted, ASC Topic 855, Subsequent Events, in the second quarter of 2009. ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that previously existed. We have evaluated all subsequent events through November 16, 2009, the date the financial statements were issued.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. For the Company, this ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on its results of operations or financial condition.

Results of Operations

We operate on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited financial statements are reflected as of September 30, 2009 and 2008 for presentation purposes only. The actual end of each period was September 27, 2009 and September 28, 2008, respectively. There are 39 weeks included for each of the nine month periods ended September 30, 2009 and 2008.

The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in our statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	83.0	77.8	80.1	77.8

Gross profit	17.0	22.2	19.9	22.2

Distribution expenses	7.0	7.7	6.9	7.5
Selling and administrative expenses	16.6	14.2	17.2	16.6

(Loss) income from operations	(6.6)	0.3	(4.2)	(1.9)

Interest expense	0.6	1.3	0.7	1.1
Other income	(0.4)	(0.4)	(0.4)	(0.4)

Loss before income taxes	(6.8)	(0.6)	(4.5)	(2.6)

Income tax expense (benefit)	0.4	0.1	0.2	—

Net loss	(7.2)%	(0.7)%	(4.7)%	(2.6)%

Three and Nine Months Ended September 30, 2009 Compared to Three and Nine Months Ended September 30, 2008

Revenues. Revenues increased $161,000, or 0.7%, to $24.1 million for the three months ended September 30, 2009, compared to $24.0 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009, revenues decreased $378,000, or 0.5% to $72.7 million compared to $73.0 million for the nine months ended September 30, 2008. The increase in revenues for the three months ended September 30, 2009 is due to the increase in our management of instrumentation and central sterilization department service offering. The decrease in revenues in the nine months ended September 30, 2009 is primarily attributable to a reversal of an accrued customer discount of $440,000 in June 2008 that was not realized.

Gross Profit. Gross profit decreased $1,224,000 and $1,737,000 for the three months and nine months ended September 30, 2009, respectively, as compared to the same periods in the prior year. As a percentage of revenues, gross profit decreased by 5.2% and 2.3% for the three months and nine months ended September 30, 2009, respectively, as compared to the same periods in the prior year. For the three and nine months ended September 30, 2009, the decrease in gross profit percentage was primarily due to our reusable surgical product loss being higher than normal in our Tampa facility, as well as the product loss that was not previously captured by our information system. See Note F –Third Quarter Adjustments – to our unaudited financial statements accompanying this report. We also continue to experience higher instrument labor and instrument supply costs, as well as higher depreciation expense on our owned instruments. Additionally, the gross profit for the nine months ended September 30, 2008 was favorably impacted by the reversal of an accrued customer discount of $440,000 that was not realized.

Distribution Expenses. Distribution expenses for the three months ended September 30, 2009 decreased $160,000 to $1.7 million (7.0% of revenues) compared to $1.9 million (7.7% of revenues) for the three months ended September 30, 2008. For the nine months ended September 30, 2009 and 2008, distribution expenses were $5.0 million (6.9% of revenues) and $5.5 million (7.5% of revenues), respectively. The decrease in distribution expenses for the three and nine months ended September 30, 2009 when compared to the prior year is primarily due to lower vehicle fuel costs.

Selling and Administrative Expenses. Selling and administrative expenses increased $606,000, or 17.9%, to $4.0 million for the three months ended September 30, 2009 compared to $3.4 million for the same period in the prior year. Selling and administrative expenses for the nine months ended September 30, 2009 and 2008 were $12.5 million and $12.0 million, respectively. Selling and administrative expenses for the three and nine months ended September 30, 2009 were higher than the prior year primarily as a result of a reduction in the provision for doubtful accounts in 2008, as well as higher marketing costs and bank fees. In the third quarter of 2008, we reduced our provision for doubtful accounts by $423,000 after a customer made significant steps to bring its account current.

Interest Expense. Interest expense for the three months ended September 30, 2009 was $151,000 compared to $302,000 for the three months ended September 30, 2008. For the nine months ended September 30, 2009, interest expense decreased $357,000, or 42.9% to $475,000 compared to the same period in the prior year. The decrease for both the three months and nine months ended September 30, 2009 is due to lower average outstanding balances under our line of credit agreement and generally lower interest rates. During the third quarter of 2009, we converted $4.0 million of our outstanding line of credit and $4.0 million of our term loan to a LIBOR Rate which had a lower interest rate compared to the Prime Rate.

Other Income. Other income was $90,000 and $276,000 for the three and nine months ended September 30, 2009, respectively, essentially the same as both prior year periods. Other income is primarily rental income. Effective March 1, 2007, we entered into an agreement to lease to a third party a portion of our corporate headquarters under the terms of a non-cancelable operating lease.

Income Tax Expense (Benefit). Our effective tax rate is based on expected income and statutory tax rates in the various jurisdictions in which we operate and the need for valuation allowance adjustments. Income taxes are a function of our net income (loss) and effective tax rate. The effective tax rate for the three months ended September 30, 2009 was 6.2% compared to 29.1% for the three months ended September 30, 2008. For the nine months ended September 30, 2009, the effective tax rate was 4.2% compared to 0.4% for the nine months ended September 30, 2008. The effective tax rate in the three months and nine months ended September 30, 2009 when compared to the prior year is primarily attributable to the level of losses incurred during the period in relation to the allowance recorded to reduce certain deferred tax assets to the amount that will more likely than not be realized and only recording minimum taxes relating to the various taxing jurisdictions where we are located in 2009. Our effective tax rate may increase or decrease during the remainder of 2009 depending upon actual results of operations.

Liquidity and Capital Resources

Our principal sources of capital have been cash flows from operations and borrowings under our revolving credit facility. As of September 30, 2009, we had approximately $328,000 in cash and cash equivalents, compared to approximately $484,000 as of December 31, 2008. In addition, as of September 30, 2009, we had $8.4 million available under our credit facility, after accounting for amounts outstanding under the credit facility, certain letters of credit principally associated with our bonds payable and a general reserve. Net cash from operations for the nine months ended September 30, 2009 was $7.6 million compared to $8.6 million in the prior year. The decrease in net cash provided by operations during the nine months ended September 30, 2009 is primarily attributable to depreciation and amortization expense of $7.3 million, a decrease of $1.9 million in our inventories as a result of the transition of the production of our disposable goods to Cardinal under the Co-Marketing Agreement, stock-based compensation expense of $500,000 and a $423,000 increase in employee related and other accrued expenses, and a decrease in prepaid expenses and other assets of $226,000, partially offset by our net loss of $3.4 million and a $1.2 million increase in accounts receivable.

Net cash used in investing activities during the nine months ended September 30, 2009 was $5.7 million as compared to $7.8 million in the prior year. Cash used in investing activities during the nine months ended September 30, 2009 is related to purchases of property, plant and equipment and reusable surgical products. We estimate that our expenditures in 2009 for property, plant and equipment will be approximately $1.2 million and our expenditures in 2009 for reusable surgical products will be approximately $6.5 million, an amount that may fluctuate depending on the growth of our business. We expect instrument revenues will continue to grow and, as a result, we expect our instrument inventory will continue to grow. We estimate that our expenditures in 2009 for instrument inventory will be approximately $1.3 million.

Net cash used in financing activities in the nine months ended September 30, 2009 was $2.1 million compared to net cash provided by financing activities of $735,000 in the prior year. Cash used in financing activities was primarily a result of the repayment on our outstanding notes and mortgage, partially offset by our borrowings on our notes payable.

Credit Facility

On August 7, 2008, we entered into a three-year $24.3 million credit facility (the “Credit Facility”). The Credit Facility includes a revolving loan of up to $20 million for working capital, letters of credit, capital expenditures, and other purposes, and a $4.3 million term loan, which replaced a prior mortgage loan on our Tampa headquarters. Actual amounts available under the revolving loan are determined by a defined borrowing base, which primarily relates to outstanding receivables, inventories and reusable surgical products. As a result of the borrowing base calculation as of September 30, 2009, we had $19.3 million available for advances of which we had used $10.9 million of the revolving loan, including $6.5 million of advances, $2.2 million of availability for letters of credit to support our bonds and self-insurance policies, and $2.2 million to maintain a required reserve. As of September 30, 2009, we had $4.1 million outstanding on the term loan, which is classified as a mortgage payable. The term loan amortizes based on a 20-year schedule, with the remaining principal balance due when the Credit Facility expires on August 7, 2011.

The Credit Facility is secured by substantially all of our assets. As amended pursuant to the Waiver and Amendment No. 1 to the Loan and Security Agreement described below, the interest rate on the revolving loan varies between 150 and 275 basis points over LIBOR or 150 basis points over the Prime Rate, depending on excess availability under the facility. Interest on the term loan varies between 200 and 300 basis points over LIBOR or 175 basis points over the Prime Rate. The type of interest rate is an election we make periodically. As of September 30, 2009, $4.0 million of the outstanding revolving loan balance was based on LIBOR plus 2.25% (2.875% as of July 19, 2009) and the remaining outstanding balance of $2.5 million was at the Prime Rate of 3.25%. As of September 30, 2009, $4.0 million of the outstanding term loan was based on LIBOR plus 2.25% (3.0% as of August 6, 2009) and the remaining outstanding balance of $100,000 was at the Prime Rate of 3.25%.

The Credit Facility requires us to comply with (a) a minimum tangible net worth of $39.5 million from the closing date through September 30, 2009, and $40.0 million thereafter, (b) a minimum annual EBITDA requirement, measured monthly, of $5 million during the 12 months ending July 31, 2008, increasing incrementally to $7.5 million on May 31, 2009, and (c) beginning June 30, 2009, a fixed charge coverage ratio of 0.85 to 1.0, increasing incrementally to 1.10 to 1.0 on December 31, 2009, and continuing thereafter. The Credit Facility includes typical provisions restricting us from paying dividends, incurring additional debt, making loans and investments, encumbering our assets, entering into a business outside our current operations, or entering into certain merger, consolidation or liquidation transactions.

We did not satisfy the tangible net worth ratio covenant for the third quarter of 2009 and do not expect to satisfy this covenant when it is measured for the fourth quarter of this year and the first two quarters of 2010, unless our lender adjusts the requirement. Pursuant to a Waiver and Amendment No. 1 to Loan and Security Agreement dated November 13, 2009, our lender waived the requirement as of September 30, 2009, and is considering our request for a waiver of this covenant compliance or adjustment of the covenant for the future periods, but the waiver or an amendment may not be available. See “Risk Factors—Failure to comply with certain covenants in our credit facility could adversely affect our ability to conduct our business”. The Waiver and Amendment also increased the margin applicable to Prime Rate loans from a range of zero to 25 basis points to 150 basis points for the revolving loan and 175 basis points for the term loan.

Bonds and Insurance Financing

We have outstanding public bonds that we issued to fund the construction of two of our reusable processing facilities. Interest expense on these bonds adjusts based on rates that approximate LIBOR (0.45% at September 30, 2009). Starting in 2004, we began amortizing the bonds through quarterly payments of $165,000. A balloon principal payment of $3.1 million is due on the bonds in 2014. The bonds are secured by the two reusable processing facilities and backed by letters of credit issued by the Credit Facility. The letters of credit must be renewed in January of each year through maturity in 2014.

In October 2008, $6.0 million of the bonds were tendered. The holders of the tendered bonds were paid from draws against the letters of credit under our Credit Facility, and are reflected as outstanding notes payable until they are remarketed. Under the terms of the indentures relating to the bonds, the tendered bonds can be remarketed at any time prior to their maturity in 2014. Letters of credit issued by our lenders for amounts totaling $7.2 million secure these bonds; however, only $520,000 of the letters of credit is outstanding as of September 30, 2009 as a result of the bonds being tendered.

We believe that our existing cash and cash equivalents, together with expected cash provided by operations and our new credit facility, will be adequate to finance our operations for at least the next 12 months, although it is difficult for us to predict our future liquidity needs with certainty.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our principal exposure to market risk is change in interest rates under our various debt instruments and borrowings. The outstanding balance under our revolving credit facility was approximately $6.5 million as of September 30, 2009. The interest rate on the revolving loan varies between 150 and 275 basis points over LIBOR or between zero and 25 basis points over the Prime Rate, depending on excess availability under the facility. As of September 30, 2009, $4.0 million of the outstanding revolving loan balance was based on LIBOR plus 2.25% (2.875% as of July 19, 2009) and the remaining outstanding balance was at the Prime Rate of 3.25%. We are subject to changes in our interest rate on this facility based on fluctuations in interest rates. Assuming an outstanding balance on this facility of $6.5 million, if the Prime and LIBOR Rates increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $16,250 per quarter.

The outstanding balance under the term loan portion of our credit facility was approximately $4.1 million as of September 30, 2009. Interest on the term loan varies between 200 and 300 basis points over LIBOR or between zero and 25 basis points over the Prime Rate. The type of interest rate is an election we make periodically. Assuming an outstanding balance of this facility of $4.1 million, if the Prime and LIBOR Rates increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $10,250 per quarter.

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

Failure to comply with certain covenants in our credit facility could adversely affect our ability to conduct our business. As of September 30, 2009, we had $6.5 million outstanding and $8.4 million available for borrowings under our credit facility with our bank (the “Credit Facility”). The Credit Facility contains operating and financial covenants, which restrict, among other things, our ability to pay dividends, incur more debt, make loans and investments, encumber our assets, enter into a new business, or enter into certain merger, consolidation, or liquidation transactions.

In addition, the Credit Facility requires us to maintain certain financial ratios, including a minimum tangible net worth and a fixed charge coverage ratio. We did not satisfy the tangible net worth ratio covenant for the third quarter of 2009 and do not expect to satisfy this covenant when it is measured for the fourth quarter of this year and the first two quarters of 2010, unless our lender adjusts the requirement. Our lender has waived the requirement as of September 30, 2009, and is considering our request for a waiver of this covenant compliance or adjustment of the covenant for the future periods, but the waiver or an amendment may not be available. Our failure to obtain a covenant waiver or adjustment could adversely affect us.

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

The loss of a significant customer or purchasing organization could adversely affect our operating results. During the nine months ended September 30, 2009, hospitals belonging to three group purchasing organizations (“GPOs”), accounted for approximately 65% of our sales. One customer, a healthcare provider, accounted for approximately 7% of our revenues for the nine months ended September 30, 2009. Our business with these GPOs is pursuant to short-term agreements, which are subject to renewal from time to time through competitive processes. Although each GPO member hospital currently makes its purchasing decisions on an individual basis, the loss of a substantial portion of the GPO hospitals’ business would adversely affect our revenues and results of operations.

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

Failure to maintain adequate internal systems and effective internal controls over financial reporting and information systems could adversely affect us. As more fully described in Item 4T, Controls and Procedures, we identified losses of reusable surgical products that were not previously captured by our tracking systems, and determined this deficiency was a material weakness in our internal controls over financial reporting. We implemented initiatives to remediate this material weakness in our internal controls as of September 30, 2009. Correction of any further “significant deficiencies” or “material weaknesses” (as defined under the Public Company Accounting Oversight Board guidelines) could require additional remedial measures, which could be costly and time-consuming. If a significant deficiency or material weakness exists at any year-end (including a material weakness identified prior to year-end for which there is an insufficient period of time to evaluate and confirm the effectiveness of the corrections or related new procedures), our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting or information systems, which could adversely affect us.

Item 4T.	Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and interim principal financial officer (our “Executives”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of our most recent fiscal quarter. Based on that evaluation, we concluded that, solely due to the material weakness described below, our disclosure controls and procedures were not effective, as of September 30, 2009, at a reasonable level of assurance, to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including the Executives, as appropriate, to allow timely decisions regarding required disclosure.

In our efforts to reduce our reusable surgical products loss and scrap cost, we conduct operational reviews of our product usage. During the third quarter of 2009, we identified a material weakness in our internal control over financial reporting related to accounting and information systems that track our reusable surgical products. We track these products using RFID technology under our reusable surgical product loss policy and the products are expensed if not returned to us by a customer within 210 days. When we employed new tracking mechanisms in an earlier period to better control the location of our reusable surgical products, we inadvertently did not update our accounting and information systems to record lost product for certain locations. This resulted in our understating losses for earlier periods. See Note F, Third Quarter Adjustments, to the unaudited financial statements accompanying this report.

Three remediation controls have been identified to help ensure that losses of reusable surgical products are recorded when they are incurred. These controls were implemented as of September 30, 2009 and will be tested and verified in future periods:

•	Review the pool of use report, which contains all RFID chip information, to ensure there are no reusable surgical products aged beyond our policy of 210 days;

•	Perform an independent query of all inventory warehouses to ensure the completeness and accuracy of the pool of use report; and

•	Ensure that any information technology system change request relating to our reusable surgical products are approved by our finance and compliance personnel.

Other than changes related to the material weakness in internal control over financial reporting noted above, there have not been any changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Failure to maintain adequate internal systems and effective internal controls over financial reporting and information systems could adversely affect us. As more fully described in Item 4T, Controls and Procedures, we identified losses of reusable surgical products that were not previously captured by our tracking systems, and determined this deficiency was a material weakness in our internal controls over financial reporting. We implemented initiatives to remediate this material weakness in our internal controls as of September 30, 2009. Correction of any further “significant deficiencies” or “material weaknesses” (as defined under the Public Company Accounting Oversight Board guidelines) could require additional remedial measures, which could be costly and time-consuming. If a significant deficiency or material weakness exists at any year-end (including a material weakness identified prior to year-end for which there is an insufficient period of time to evaluate and confirm the effectiveness of the corrections or related new procedures), our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting or information systems, which could adversely affect us.

Item 5.	Other Information

On November 13, 2009, we entered into a Waiver and Amendment No. 1 to Loan and Security Agreement (the “Waiver and Amendment”) with our financial institution. The Waiver and Amendment waives our failure to satisfy the tangible net worth covenant for the third quarter of 2009 under our credit facility. In addition, the Waiver and Amendment increases the margin applicable to Prime Rate loans under our credit facility from a range of zero to 25 basis points to a range of 150 to 175 basis points. The foregoing description of the Waiver and Amendment is not complete and is qualified in its entirety by the actual terms of the Waiver and Amendment, a copy of which is incorporated herein by reference and attached hereto as Exhibit 10.1.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

3.1	Restated Articles of Incorporation of the Company (incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996).

3.2	First Amendment to Restated Articles of Incorporation dated as of August 31, 1998, of the Company (for Series A Preferred Stock) (incorporated by reference to the Current Report on Form 8-K dated August 31, 1998, filed by the Registrant on September 9, 1998).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to the Annual Report on Form 10-K for 2006 filed by the Registrant on March 23, 2007).

10.1	Waiver and Amendment No. 1 to Loan and Security Agreement dated November 13, 2009, between the Company and Bank of America, N.A.

31.1	Certification by the Chief Executive Officer (CEO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Controller and Vice President and Interim Principal Financial Officer of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the CEO of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

32.2	Certification by the Controller and Vice President and Interim Principal Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Restated Articles of Incorporation of the Company (incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996).

3.2	First Amendment to Restated Articles of Incorporation dated as of August 31, 1998, of the Company (for Series A Preferred Stock) (incorporated by reference to the Current Report on Form 8-K dated August 31, 1998, and filed by the Registrant on September 9, 1998).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to the Annual Report on Form 10-K for 2006 filed by the Registration on March 23, 2007).

10.1	Waiver and Amendment No. 1 to Loan and Security Agreement dated November 13, 2009, between the Company and Bank of America, N.A.

31.1	Certification by the Chief Executive Officer (CEO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Controller and Vice President and Interim Principal Financial Officer of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

32.2	Certification by the Controller and Vice President and Interim Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRI/SURGICAL EXPRESS, INC.

Date: November 16, 2009	By:	/S/ MARK R. FARIS
Controller and Vice President (interim principal financial officer)