Form 10-Q
period 2010-03-31
SRI SURGICAL EXPRESS INC
filed 2010-05-10
CIK 1014041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Number of outstanding shares of each class of registrant’s common stock as of May 4, 2010:

Common Stock, par value $.001 – 6,485,978

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SRI/SURGICAL EXPRESS, INC.

BALANCE SHEETS

(In thousands)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS

Cash and cash equivalents	$331	$802
Accounts receivable, net	11,462	11,460
Inventories, net	2,932	2,903
Prepaid expenses and other assets	2,792	1,947
Reusable surgical products, net	18,080	18,151
Property, plant and equipment, net	26,968	27,665

Total assets	$62,565	$62,928

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable	$7,098	$6,124
Accounts payable	7,600	7,439
Employee-related accrued expenses	1,870	1,919
Other accrued expenses	3,040	3,048
Mortgage payable	3,960	4,013
Bonds payable	520	520

Total liabilities	24,088	23,063

Shareholders’ equity:
Preferred stock-authorized 5,000,000 shares of $0.001 par value; no shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock-authorized 30,000,000 shares of $0.001 par value; issued and outstanding 6,485,978 and 6,485,978 at March 31, 2010 and December 31, 2009, respectively.	6	6
Additional paid-in capital	33,170	33,025
Retained earnings	5,301	6,834

Total shareholders’ equity	38,477	39,865

Total liabilities and shareholders’ equity	$62,565	$62,928

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2010	2009

Revenues	$24,611	$23,926
Cost of revenues	19,679	18,892

Gross profit	4,932	5,034

Distribution expenses	1,918	1,665
Selling and administrative expenses	4,482	4,169

Loss from operations	(1,468)	(800)

Interest expense	143	175
Other income	(90)	(94)

Loss before income taxes	(1,521)	(881)

Income tax expense	12	13

Net loss	$(1,533)	$(894)

Loss per share:
Basic	$(0.24)	$(0.14)

Diluted	$(0.24)	$(0.14)

Weighted average common shares outstanding:
Basic	6,460	6,445

Diluted	6,460	6,445

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,533)	$(894)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	815	869
Amortization of reusable surgical products	1,532	1,374
Stock-based compensation expense	145	195
Provision for doubtful accounts	9	8
(Reduction) provision for slow moving inventory	(33)	115
Provision for slow moving reusable surgical products and shrinkage	418	224

Change in operating assets and liabilities:
Increase in accounts receivable	(11)	(335)
Decrease in inventories	4	2,129
Increase in prepaid expenses and other assets	(845)	(147)
Increase in accounts payable	161	1,165
(Decrease) increase in employee-related and other accrued expenses	(57)	82

Net cash provided by operating activities	605	4,785

Cash flows from investing activities:
Purchases of property, plant and equipment	(118)	(418)
Purchases of reusable surgical products	(1,879)	(1,069)

Net cash used in investing activities	(1,997)	(1,487)

Cash flows from financing activities:
Borrowings on notes payable	27,892	18,095
Repayments on notes payable	(26,918)	(20,963)
Repayments on mortgage payable	(53)	(54)
Payments on obligation under capital lease	—	(7)

Net cash provided by (used in) financing activities	921	(2,929)

(Decrease) increase in cash and cash equivalents	(471)	369
Cash and cash equivalents at beginning of period	802	484

Cash and cash equivalents at end of period	$331	$853

Supplemental cash flow information:

Cash paid for interest	$(142)	$(198)

Cash paid for income taxes	$(93)	$(55)

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements of SRI/Surgical Express, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they omit or condense footnotes and certain other information normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments of a normal recurring nature that are necessary to present fairly the financial information for the interim periods reported have been made. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2009, filed with the SEC. The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2010.

The Company presents an unclassified balance sheet as a result of the extended amortization period (predominantly three to six years) of its reusable surgical products. The Company provides reusable surgical products to its customers on a per use basis similar to a rental arrangement.

The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited financial statements are reflected as of March 31, 2010 and 2009 for presentation purposes only. The actual end of each period was April 4, 2010 and March 29, 2009, respectively. There are 13 weeks included for each of the three month periods ended March 31, 2010 and 2009.

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

Accounts Receivable, net

The Company has accounts receivable from hospitals and surgery centers. The Company does not believe that there is sufficient credit risk associated with those receivables to require a form of collateral from its customers. The allowance for doubtful accounts as of March 31, 2010, and December 31, 2009, was approximately $125,000 and $124,000, respectively. The allowance for doubtful accounts relates to accounts receivable not expected to be collected and is based on management’s assessment of specific customer balances, the overall aging of the balances, and the financial stability of the customers. The Company does not customarily charge interest on accounts receivable.

Inventories, net

Inventories consist of raw materials, principally consumables, supplies, and disposable surgical products and finished goods consisting of assembled packs of various combinations of raw materials and reusable surgical products. Inventories are valued at the lower of cost or market, with cost being determined on the first-in, first-out method.

As of March 31, 2010 and December 31, 2009, inventory consists of the following:

	March 31, 2010	December 31, 2009
	(in 000’s)
Raw materials	$1,185	$1,274
Finished goods	2,076	1,992

	3,261	3,266
Less: Inventory reserve	(329)	(363)

	$2,932	$2,903

Reusable Surgical Products, net

The Company’s reusable surgical products, consisting principally of linens (gowns, towels, drapes), basins (stainless steel medicine cups, carafes, trays, basins), and surgical instruments, are stated at cost. Amortization of linens and basins is computed on a basis similar to the units of production method. Estimated useful lives for each product are based on the estimated total number of available uses for each product. The expected total available usage for its linen products using the three principal fabrics (accounting for approximately 73% of the reusable surgical products) is 75, 100, and 125 uses, based on several factors, including the Company’s actual historical experience with these products. The Company believes radio frequency identification (“RFID”) technology enables it to evaluate the useful lives of linen products more efficiently. Basins are amortized on a straight-line basis over their estimated useful life, up to 20 years. Owned surgical instruments are amortized straight-line over a period of four years. Accumulated amortization as of March 31, 2010 and December 31, 2009, was approximately $14.3 million and $13.9 million, respectively.

As of March 31, 2010, and December 31, 2009, the Company had reserves for shrinkage, obsolescence, and scrap related to reusable surgical products of approximately $1.3 million and $1.2 million, respectively.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with the provisions of ASC Topic 718, Share-Based Payments, (“ASC 718”). Under ASC 718, all stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The cost for all stock-based awards granted subsequent to December 31, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of ASC 718, utilizing the binomial (Lattice) model. Stock-based compensation expense was $145,000 and $195,000, or $145,000 and $195,000, net of income tax, for the three months ended March 31, 2010 and 2009, respectively, which contributed to a $0.02 and $0.03 reduction in basic and diluted earnings per share for the three months ended March 31, 2010 and 2009, respectively.

The Company did not receive any proceeds from stock option exercises under all share-based payment arrangements for the three month periods ended March 31, 2010 or 2009, because there were not any exercises during those periods. There were no capitalized stock-based compensation costs at March 31, 2010 or 2009.

Stock Option Plans

The 1995 Stock Option Plan

The 1995 Stock Option Plan was designed to provide employees with incentive or non-qualified options to purchase up to 700,000 shares of common stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement or termination of employment. As of March 31, 2010 and 2009, options to purchase 10,500 and 51,500 shares, respectively, were outstanding under this Plan. The 1995 Stock Option Plan terminated on December 21, 2005, although that termination does not adversely affect any options outstanding under the Plan.

The 1996 Non-Employee Director Plan

As amended on May 16, 2001, the Non-Employee Director Plan was designed to provide for the grant of non-qualified stock options to purchase up to 200,000 shares of common stock to members of the Board of Directors who are not employees of the Company. At the completion of the Company’s initial public offering, each non-employee director was granted options to purchase 4,000 shares of common stock for each full remaining year of the director’s term. Thereafter, on the date on which a new non-employee director was first elected or appointed, he or she was automatically granted options to purchase 4,000 shares of common stock for each year of his or her initial term, and was granted options to purchase 4,000 shares of common stock for each year of any subsequent term to which he or she was elected. As of March 2006, the equity component of the director compensation plan was restructured, so that each non-employee director receives an annual grant of options, from the 2004 Stock Compensation Plan described below, to purchase 7,500 shares of common stock as of the date of the Annual Shareholder Meeting, beginning with the 2006 Annual Meeting. As of March 31, 2010 and 2009, options to purchase 70,000 and 120,000 shares, respectively, were outstanding under the Non-Employee Director Plan. The 1996 Non-Employee Director Plan terminated on July 14, 2006, although that termination does not adversely affect any options outstanding under the Plan.

The 1998 Stock Option Plan

As amended on May 16, 2001, the 1998 Stock Option Plan was designed to provide employees with incentive or non-qualified options to purchase up to 600,000 shares of common stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. As of March 31, 2010 and 2009, options to purchase 328,000 and 379,400 shares, respectively, were outstanding under the 1998 Stock Option Plan. The 1998 Stock Option Plan terminated on February 17, 2008, although that termination does not adversely affect any options outstanding under the Plan.

The 2004 Stock Compensation Plan

The 2004 Stock Compensation Plan is designed to further the interests of the Company and its shareholders by providing incentives in the form of incentive or non-qualified stock options or restricted stock grants to key employees and non-employee directors who contribute materially to the success and profitability of the Company. Under this Plan, restricted stock grants are not considered outstanding options upon grant but are considered issued and outstanding stock. Any forfeited restricted stock awards are considered to be available for grant. Except for annual grants to non-employee directors described below, the equity awards typically vest ratably over five years from the date of the grant. Each non-employee director of the Company receives an annual award of options to purchase 7,500 shares of common stock as of the date of the annual shareholders meeting. Under each grant agreement, the options vest ratably over a three-year period and have an exercise price equal to the fair market value of the common stock on the date of grant. All outstanding grants vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. At the Company’s annual meeting of shareholders on May 24, 2007, the shareholders approved an amendment to the 2004 stock compensation plan to authorize an additional 500,000 shares under the plan. As of March 31, 2010 and 2009, options to purchase 819,050 and 525,250 shares, respectively, were outstanding, and 120,150 and 403,950 shares, respectively, were available to be granted as options or restricted stock under this Plan.

The 2009 Stock Compensation Plan

The 2009 Stock Compensation Plan is designed to further the interests of the Company and its shareholders by providing incentives in the form of incentive or non-qualified stock options or restricted stock grants to key employees and non-employee directors who contribute materially to the success and profitability of the Company. Under this Plan, restricted stock grants are not considered outstanding options upon grant but are considered issued and outstanding stock. Any forfeited restricted stock awards are considered to be available for grant. Except for annual grants to non-employee directors described above, the equity awards typically vest ratably over five years from the date of the grant. All outstanding grants vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. At the Company’s annual meeting of shareholders on May 21, 2009, the shareholders approved the 2009 Stock Compensation Plan and authorized 600,000 shares available for grant under the Plan. As of March 31, 2010, there were no options outstanding under this Plan.

The following table summarizes option and restricted stock grant activity from January 1, 2010 through March 31, 2010:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance at December 31, 2009	949,850	1,205,650	$4.45	7.05

Options expired	—	(55,800)	5.75
Options granted	(231,000)	231,000	2.65
Options and restricted stock forfeited	1,300	(3,300)	3.26
Options exercised	—	—	—

Balance at March 31, 2010	720,150	1,377,550	$4.10	7.58

Options exercisable at March 31, 2010	—	607,750	$5.87	6.00

In February 2008, the Company granted 25,000 shares of restricted stock and options to purchase 150,000 shares of common stock to the Company’s Chief Executive Officer. The option award vests evenly over a three-year period. The 25,000 shares of restricted stock vest entirely on the earlier of the third anniversary date from the date of grant or upon involuntary termination.

The weighted-average grant date fair value of options granted during the three months ended March 31, 2010 and 2009 was $2.34 and $0.78, respectively. As of March 31, 2010, there was $913,000 of unrecognized compensation cost related to non-vested options and restricted stock that is expected to be recognized over a weighted average period of 1.30 years. The total fair value of options and restricted stock vested during the three months ended March 31, 2010 and 2009 was $145,000 and $195,000, respectively.

The Company consistently used the binomial model for estimating the fair value of options granted during the three months ended March 31, 2010 and 2009. The Company used historical data to estimate the option exercise and employee departure behavior used in the binomial valuation model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The risk-free rates for periods within the contractual term of the options are based on the U.S. Treasury stripped coupon interest in effect at the end of the quarter. Because the binomial valuation model accommodates multiple input values, the risk free interest rates and expected term rates used in calculating the fair value of the options are expressed in ranges.

Following are the weighted-average and range assumptions, where applicable, used for each respective period:

	Three Months Ended
	March 31, 2010	March 31, 2009
	(Binomial)

Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.35 to 4.08%	1.66 to 3.09%
Weighted-average expected volatility	106.8%	104.9%
Expected term	2.47 to 8.77 years	3.7 to 8.49 years
Respective service period	3-5 years	3-5 years

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

The Company recorded $20,000 and $28,000, respectively, in compensation expense related to the restricted stock that vested during the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010 and 2009, there was approximately $65,000 and $201,000, respectively, of total unrecognized compensation cost related to restricted stock awards granted under the Plan which is expected to be recognized over the next year.

NOTE C – INCOME TAX

ASC Topic 740, Income Taxes, requires a valuation allowance to reduce reported deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, an allowance of $3.2 million and $2.7 million, respectively, has been established at March 31, 2010 and December 31, 2009 to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in valuation allowance for the three months ended March 31, 2010 of $0.5 million is primarily attributable to the operating loss incurred during the three-month period this year.

NOTE D – NOTES PAYABLE

On August 7, 2008, the Company entered into a three-year $24.3 million credit facility with a financial institution. The credit facility includes a revolving loan of up to $20 million for working capital, letters of credit, capital expenditures and other purposes, and a $4.3 million term loan. Actual amounts available under the revolving loan are determined by a defined borrowing base, which primarily relates to outstanding receivables, inventories and reusable surgical products. As a result of the borrowing base calculation as of March 31, 2010, the Company had $16.8 million available for advances, of which the Company had used $11.5 million of the revolving loan, including $7.1 million of advances, $2.2 million of availability for letters of credit to support the Company’s bonds and self-insurance policies and $2.2 million maintained as a required reserve. As a result, at March 31, 2010, the Company had excess availability of $5.3 million. As of March 31, 2010, the Company had $4.0 million outstanding on the term loan, which is classified as a mortgage payable. The term loan amortizes based on a 20-year schedule, with the remaining principal balance due on the expiration date of the facility, which is August 7, 2011. The credit facility is secured by substantially all of the Company’s assets.

On March 30, 2010, the credit facility was amended to require the Company to maintain a minimum tangible net worth covenant of at least $35 million through December 31, 2010 and $37.5 million thereafter, and set the fixed charge coverage ratio as no less than 0.90 to 1.00 through August 31, 2010 and 1.10 to 1.00 thereafter. As of March 31, 2010, the Company is in compliance with all the financial and non-financial covenants under the amended credit facility. As amended, the interest rate on the revolving loan varies between 250 and 300 basis points over LIBOR or between 150 and 200 basis points over the Prime Rate, depending on the level of the fixed charge coverage ratio. Interest on the term loan varies between 275 and 325 basis points over LIBOR or between 175 and 225 basis points over the Prime Rate, depending on the level of the fixed charge coverage ratio. The type of interest rate is an election made periodically by the Company. As of March 31, 2010, $4.0 million of the outstanding revolving loan balance was based on LIBOR plus 3.00% (3.25% at January 21, 2010) and the remaining outstanding balance of $3.1 million was at the Prime Rate plus 2.00% (5.25% at March 31, 2010). As of March 31, 2010, $3.9 million of the outstanding term loan was based on LIBOR plus 3.25% (3.625% as of February 4, 2010) and the remaining outstanding balance of approximately $100,000 was at the Prime Rate plus 2.25% (5.50% at March 31, 2010).

The credit facility includes typical provisions restricting the Company from paying dividends, incurring additional debt, making loans and investments, encumbering its assets, entering into a business outside of current operations, or entering into certain merger, consolidation, or liquidation transactions.

NOTE E – LOSS PER SHARE

The following table sets forth the Company’s computation of basic and diluted loss per share:

	Three Months Ended
	March 31, 2010	March 31, 2009
	(In thousands, except per share data)
	(unaudited)
Basic
Numerator:
Net loss	$(1,533)	$(894)

Denominator:
Weighted average shares outstanding	6,460	6,445

Loss per common share, basic	$(0.24)	$(0.14)

Diluted
Numerator:
Net loss	$(1,533)	$(894)

Denominator:
Weighted average shares outstanding	6,460	6,445
Effect of dilutive securities - employee stock Options	—	—

	6,460	6,445

Loss per common share, diluted	$(0.24)	$(0.14)

Options to purchase 1,013,977 and 1,111,216 shares of common stock for the three months ended March 31, 2010 and 2009, respectively, were not included in the computation of diluted earnings per common share, because the assumed proceeds per share were greater than the average market price, and therefore, were antidilutive. The dilutive effect of 265,507 and 0 options with assumed proceeds per share less than the average market price were not included for the three months ended March 31, 2010 and 2009, respectively, because the effect would be anti-dilutive due to the Company’s net loss for the period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read with our financial statements and the notes thereto included elsewhere in this report. This discussion and analysis contains trend analysis and might contain forward-looking statements. These statements are based on current expectations, and actual results might differ materially. Among the factors that could cause actual results to vary are those described in “Critical Accounting Policies” and “Risk Factors” included in this report. The accompanying Management’s Discussion and Analysis should be read in conjunction with the Management’s Discussion and Analysis included in the Company’s Form 10-K for the year ended December 31, 2009, filed with the SEC. We do not undertake to update our forward-looking statements.

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

Our profitability is primarily determined by our revenues, the efficiency with which we deliver products and services to customers, and our ability to control our costs. We incurred operating and net losses for our three month period ended March 31, 2010 and for the year ended December 31, 2009, as we experienced lower margins, as well as higher distribution and selling related costs. In the current economic environment, we continue to see a decline in the number of elective procedures performed. We expect this trend will continue until the economic environment improves. We continue to see growth in our ReadyCase® case cart management system (combining instruments, reusable textiles and disposable products). We continue to encounter compressed margins, primarily as a result of industry pricing trends, along with increased product loss, higher instrument labor and instrument supply costs, as well as higher amortization expense associated with owned instruments and higher fuel costs and travel related costs.

Under the terms of the Co-Marketing Agreement with Cardinal, we received an initial $1 million payment in January 2009 and an additional $250,000 payment in January 2010, which was initially recognized in other accrued expenses, to partially reimburse us for expenses incurred for marketing, opening depots in territories not currently being served by us, and to close our disposable products assembly plant. We closed our products assembly plant in January 2009. During the three months ended March 31, 2010, we incurred other costs, including marketing related expenses, software development, training and management sessions associated with the Co-Marketing Agreement totaling $183,000 that have been offset against the payment received from Cardinal and are included in selling and administrative expenses in the statements of operations.

Our principal strategic opportunity to improve our operating results is to capitalize on our service capabilities and considerable infrastructure by leveraging our relationships with existing customers and adding new customers. We continue to focus on introducing our current and potential new customers to our physician-specific ReadyCase® case cart management system, which has been our principal source of new sales. In addition, the relationship with Cardinal to jointly market and distribute the Hybrid Preference PackTM will allow us to focus on our core strengths and should allow us a greater reach for our environmentally friendly solution, as well as visibility throughout the healthcare market.

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

Amortization of Reusable Surgical Products and Instruments. Our reusable surgical products are stated at cost. We amortize linens and basins on a basis similar to the units of production method. Estimated useful lives for each product are based on the estimated total number of available uses for each product. The expected total available usage for our linen products using the three principal fabrics (accounting for approximately 73% of the reusable surgical products) is 75, 100, and 125 uses, based on several factors, including our actual historical experience with these products. We believe our RFID technology enables us to evaluate the useful lives of linen products more often. Basins are amortized on a straight-line over their estimated useful life, up to 20 years. We amortize owned surgical instruments on the straight-line method based on a four-year useful life. If our actual use experience with these products is shorter than these assumptions, our amortization rates for reusable products and instruments would increase, which could adversely affect our results of operations.

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

Fair Value Accounting. In September 2006, the FASB issued an accounting standard contained in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. ASC 820 creates a fair value hierarchy, which prioritizes the inputs to be used in determining fair value. Companies are required to disclose relevant fair value information in their financial statements that allows users to assess inputs used to measure fair value, and the effect of those measurements on earnings for the periods presented. Companies are also required to separately reconcile the beginning and ending balances for each major category of assets and liabilities. ASC 820 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of ASC 820 did not have a material impact on the Company’s financial statements.

Results of Operations

We operate on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited financial statements are reflected as of March 31, 2010 and 2009 for presentation purposes only. The actual end of each period was April 4, 2010 and March 29, 2009, respectively. There are 13 weeks included for each of the three month periods ended March 31, 2010 and 2009.

The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in our statements of income:

	Three Months Ended March 31,
	2010	2009

Revenues	100%	100.0%
Cost of revenues	80.0	79.0

Gross profit	20.0	21.0

Distribution expenses	7.8	7.0
Selling and administrative expenses	18.2	17.4

(Loss) income from operations	(6.0)	(3.4)

Interest expense	0.6	0.7
Other income	(0.4)	(0.4)

Loss before income taxes	(6.2)	(3.7)

Income tax expense (benefit)	0.0	0.0

Net loss	(6.2)%	(3.7)%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues. Revenues increased $685,000, or 2.9%, to $24.6 million for the three months ended March 31, 2010, compared to $23.9 million for the three months ended March 31, 2009. The increase in revenues for the three months ended March 31, 2010 is primarily due to an increase in sales of our reusable surgical products, as well as the amendment to the co-marketing agreement where we now recognize all revenues for Hybrid Preference Pack customers.

Gross Profit. Gross profit decreased $102,000 for the three months ended March 31, 2010 as compared to the same period in the prior year. As a percentage of revenues, gross profit decreased by 1.0% for the three months ended March 31, 2010 as compared to the same period in the prior year, as a result of higher reusable surgical product loss experienced during the quarter, as well as higher medical claims costs, instrument supply costs, travel related costs and disposable material costs, which were partially offset by lower repairs and maintenance expenses. Prior to February 1, 2010, disposable components contained in the Hybrid Preference Pack offering were provided by Cardinal on a consignment basis. With the amendment to the co-marketing agreement, which was effective February 1, 2010, we now purchase the disposable components and are responsible for risk of collection. The margin associated with the purchase of these disposable components is significantly lower than our typical margins. The intent is for the margin to cover our risk of collection and product handling costs.

Distribution Expenses. Distribution expenses for the three months ended March 31, 2010 increased $253,000 to $1.9 million (7.8% of revenues) compared to $1.7 million (7.0% of revenues) for the three months ended March 31, 2009. The increase in distribution expenses for the three months ended March 31, 2010 when compared to the prior year is primarily due to higher vehicle fuel costs as well as increased labor related costs.

Selling and Administrative Expenses. Selling and administrative expenses increased $313,000, or 7.5%, to $4.5 million for the three months ended March 31, 2010 compared to $4.2 million for the same period in the prior year. Selling and administrative expenses for the three months ended March 31, 2010 were higher than the prior year primarily as a result of an increase in payroll related costs, as well as higher travel related costs and bank fees.

Interest Expense. Interest expense for the three months ended March 31, 2010 was $143,000 compared to $175,000 for the three months ended March 31, 2009. The decrease for the three months ended March 31, 2010 is primarily due to generally lower interest rates.

Other Income. Other income was $90,000 for the three months ended March 31, 2010, essentially the same as the prior year period. Other income is primarily rental income. Effective March 1, 2007, we entered into an agreement to lease to a third party a portion of our corporate headquarters under the terms of a non-cancelable operating lease.

Income Tax Expense. Our effective tax rate is based on expected income and statutory tax rates in the various jurisdictions in which we operate and the need for valuation allowance adjustments. Income taxes are a function of our net income (loss) and effective tax rate. The effective tax rate for the three months ended March 31, 2010 was 0.8% compared to 1.5% for the three months ended March 31, 2009. The decrease in the effective tax rate in the three months ended March 31, 2010 when compared to the prior year is primarily attributable to the level of losses incurred during the period in relation to the allowance recorded to reduce certain deferred tax assets to the amount that will more likely than not be realized and only recording minimum taxes relating to the various taxing jurisdictions where we are located in 2010. Our effective tax rate may increase or decrease during the remainder of 2010 depending upon actual results of operations.

Liquidity and Capital Resources

Our principal sources of capital have been cash flows from operations and borrowings under our revolving credit facility. As of March 31, 2010, we had approximately $331,000 in cash and cash equivalents, compared to approximately $802,000 as of December 31, 2009. In addition, as of March 31, 2010, we had $5.3 million available under our credit facility, after accounting for amounts outstanding under the credit facility, certain letters of credit principally associated with our bonds payable and a general reserve. Net cash from operations for the three months ended March 31, 2010 was $605,000 compared to $4.8 million for the three months ended March 31, 2009. The decrease in net cash provided by operations during the three months ended March 31, 2010 is primarily attributable to an increase in our net loss to $1.5 million, and an $845,000 increase in prepaid expenses and other assets as a result of prepayments made to a key vendor for reusable surgical products, partially offset by depreciation and amortization expense of $2.3 million, and the provision for slow moving reusable surgical products and shrinkage of $418,000. For the three months ended March 31, 2009, the decrease in inventories of $2.1 million is a result of the transition to the production of our disposable goods to Cardinal under the Co-Marketing Agreement. For the three months ended March 31, 2009, the increase in accounts payable of $1.2 million at March 31, 2009 is the result of the transition of the procurement of our disposable goods to Cardinal under the Co-Marketing Agreement, as well as, the timing of payments to other vendors.

Net cash used in investing activities during the three months ended March 31, 2010 was $2.0 million as compared to $1.5 million for the three months ended March 31, 2009. Cash used in investing activities during the three months ended March 31, 2010 is related to purchases of property, plant and equipment and reusable surgical products. We estimate that our expenditures in 2010 for property, plant and equipment will be approximately $1.8 million and our expenditures in 2010 for reusable surgical products will be approximately $3.1 million, an amount that may fluctuate depending on the growth of our business. We expect instrument revenues will continue to grow and, as a result, we expect our instrument inventory will continue to grow. We estimate that our expenditures in 2010 for instrument inventory will be approximately $1.2 million.

Net cash provided by financing activities in the three months ended March 31, 2010 was $921,000 compared to net cash used in financing activities of $2.9 million for the three months ended March 31, 2009. Cash provided by financing activities was primarily a result of borrowings on our notes payable, partially offset by the repayment on our outstanding notes and mortgage.

Credit Facility

On August 7, 2008, we entered into a three-year $24.3 million credit facility (the “Credit Facility”). The Credit Facility includes a revolving loan of up to $20 million for working capital, letters of credit, capital expenditures, and other purposes, and a $4.3 million term loan, which replaced a prior mortgage loan on our Tampa headquarters. Actual amounts available under the revolving loan are determined by a defined borrowing base, which primarily relates to outstanding receivables, inventories and reusable surgical products. As a result of the borrowing base calculation as of March 31, 2010, we had $16.8 million available for advances of which we had used $11.5 million of the revolving loan, including $7.1 million of advances, $2.2 million of availability for letters of credit to support our bonds and self-insurance policies, and $2.2 million to maintain a required reserve. The increase in advances during the quarter is primarily related to payments we made to a key supplier of our reusable surgical linen products for products that were assembled, but not delivered. At our request the supplier is holding products until they are needed in our operations, which required us to remit the prepayment or pay a holding fee. The prepayment for these items was done in lieu of an incremental cost associated with holding these goods on our behalf. We anticipate taking possession of these products over the next two quarters, at which point we will record them as reusable surgical products. As of March 31, 2010, we had $4.0 million outstanding on the term loan, which is classified as a mortgage payable. The term loan amortizes based on a 20-year schedule, with the remaining principal balance due when the Credit Facility expires on August 7, 2011. The Credit Facility is secured by substantially all of our assets.

On March 30, 2010, the Credit Facility was amended to require us to maintain a minimum tangible net worth covenant at $35 million through December 31, 2010 and $37.5 million thereafter, and set the fixed charge coverage ratio as no less than 0.90 to 1.00 through August 31, 2010 and 1.10 to 1.00 thereafter. As of March 31, 2010, we were in compliance with all our covenants under the amended Credit Facility. In recent quarters, we have been unable to comply with certain financial covenants in our Credit Facility and we may not be in compliance with the required covenants in future periods. Although our lender has waived our compliance with these covenants and amended the Credit Facility in recent periods, there can be no assurance that our lender will waive compliance or amend the Credit Facility in future periods, if such a waiver or amendment is needed. As amended, the interest rate on the revolving loan varies between 250 and 300 basis points over LIBOR or between 150 and 200 basis points over the Prime Rate, depending on the level of the fixed charge coverage ratio. Interest on the term loan varies between 275 and 325 basis points over LIBOR or between 175 and 225 basis points over the Prime Rate, depending on the level of the fixed charge coverage ratio. The type of interest rate is an election we make periodically. As of March 31, 2010, $4.0 million of the outstanding revolving loan balance was based on LIBOR plus 3.00% (3.25% as of January 21, 2010) and the remaining outstanding balance of $3.1 million was at the Prime Rate plus 2.00% (5.25% as of March 31, 2010). As of March 31, 2010, $3.9 million of the outstanding term loan was based on LIBOR plus 3.25% (3.625% as of February 4, 2010) and the remaining outstanding balance of approximately $100,000 was at the Prime Rate plus 2.25% (5.50% as of March 31, 2010).

Bonds and Insurance Financing

We have outstanding public bonds that we issued to fund the construction of two of our reusable processing facilities. Interest expense on these bonds adjusts based on rates that approximate LIBOR (0.30% at April 4, 2010). Starting in 2004, we began amortizing the bonds through quarterly principal and interest payments of $165,000. A balloon principal payment of $3.1 million is due on the bonds in 2014. The bonds are collateralized by the two reusable processing facilities and backed by letters of credit issued by the Credit Facility. The letters of credit must be renewed in January of each year through maturity in 2014.

In October 2008, $6.0 million of the bonds were tendered. The holders of the tendered bonds were paid from draws against the letters of credit under our Credit Facility, and are reflected as outstanding notes payable until they are remarketed. Under the terms of the indentures relating to the bonds, the tendered bonds can be remarketed at any time prior to their maturity in 2014. Letters of credit issued by our lenders for amounts totaling $2.2 million secure these bonds; however, only $520,000 of the letters of credit is outstanding as of March 31, 2010 as a result of the bonds being tendered.

We believe that our existing cash and cash equivalents, together with expected cash provided by operations and our new credit facility, will be adequate to finance our operations for at least the next 12 months, although it is difficult for us to predict our future liquidity needs with certainty.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our principal exposure to market risk is change in interest rates under our various debt instruments and borrowings. The outstanding balance under our revolving credit facility was approximately $7.1 million as of March 31, 2010. The interest rate on the revolving loan varies between 250 and 300 basis points over LIBOR or between 150 and 200 basis points over the Prime Rate, depending on excess availability under the facility. As of March 31, 2010, $4.0 million of the outstanding revolving loan balance was based on LIBOR plus 3.00% (3.25% as of January 21, 2010) and the remaining outstanding balance was at the Prime Rate plus 2.00% (5.25% as of March 31, 2010). We are subject to changes in our interest rate on this facility based on fluctuations in interest rates. Assuming an outstanding balance on this facility of $7.1 million, if the Prime and LIBOR Rates increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $17,750 per quarter.

The outstanding balance under the term loan portion of our credit facility was approximately $4.0 million as of March 31, 2010. Interest on the term loan varies between 275 and 325 basis points over LIBOR or between 175 and 225 basis points over the Prime Rate. The type of interest rate is an election we make periodically. Assuming an outstanding balance of this facility of $4.0 million, if the Prime and LIBOR Rates increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $10,000 per quarter.

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

Failure to comply with certain covenants in our credit facility could adversely affect our ability to conduct our business. As of March 31, 2010, we had $7.1 million outstanding and $5.3 million available for borrowings under the Credit Facility. The Credit Facility contains operating and financial covenants, which restrict, among other things, our ability to pay dividends, incur more debt, make loans and investments, encumber our assets, enter into a new business, or enter into certain merger, consolidation, or liquidation transactions.

The Credit Facility requires us to maintain a minimum tangible net worth covenant at $35 million through December 31, 2010 and $37.5 million thereafter, and to maintain a fixed charge coverage ratio of no less than 0.90 to 1.00 through August 31, 2010 and 1.10 to 1.00 thereafter. As of March 31, 2010, we were in compliance with all our covenants under the amended Credit Facility. In recent quarters, we have been unable to comply with certain financial covenants in our Credit Facility and we may not be in compliance with the required covenants in future periods. Although our lender has waived our compliance with these covenants and amended the Credit Facility in recent periods, there can be no assurance that our lender will waive compliance or amend the Credit Facility in future periods, if such a waiver or amendment is needed.

Our ability to comply with these covenants may be affected by events beyond our control. A breach of any of the covenants in the Credit Facility could result in an event of default, which, if not cured or waived, could have a material adverse effect on us. In the event of any default under the Credit Facility, we might be restricted from accessing our revolving credit line and the payment of all outstanding borrowings under the Credit Facility could be accelerated, together with accrued and unpaid interest and other fees. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

We cannot predict the effect that health care reform and other changes in government programs may have on our business, financial condition, results of operations or cash flows. In March 2010, the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (“Health Care Reform Legislation”) was signed into law. In general, the Health Care Reform Legislation seeks to reduce health care costs and decrease over time the number of uninsured legal U.S. residents, by among other things, requiring employers to offer, and individuals to carry, health insurance or be subject to penalties. It is difficult to predict the full impact of the Health Care Reform Legislation due to the law’s complexity and current lack of implementing regulations or interpretive guidance, as well as our inability to foresee how the law will impact our customers. The ultimate implementation of the Health Care Reform Legislation could have a material adverse affect on our business, financial condition, results of operations or cash flows.

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

The loss of a significant customer or purchasing organization could adversely affect our operating results. During the three months ended March 31, 2010, hospitals belonging to three group purchasing organizations (“GPOs”), Novation, LLC, HealthTrust Purchasing Group, L.P. and MedAssets, Inc., accounted for approximately 55% of our sales. One customer, a healthcare provider, accounted for approximately 7% of our revenues for the three months ended March 31, 2010. Our business with these GPOs is pursuant to short-term agreements, which are subject to renewal from time to time through competitive processes. Although each GPO member hospital currently makes its purchasing decisions on an individual basis, the loss of a substantial portion of the GPO hospitals’ business would adversely affect our revenues and results of operations.

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

Failure to maintain adequate internal systems and effective internal controls over financial reporting and information systems could adversely affect us. Adequate internal systems and an effective system of internal controls are necessary to ensure proper financial reporting and disclosure. If a significant deficiency or material weakness, as defined under the Public Company Accounting Oversight Board guidelines, exists in our business, it could adversely affect our ability to report our financial condition, results of operations or cash flows, and related disclosures.

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

The risk described below supplments the risks described in Part I, Item 1A of our Annual Report on Form 10-K for the 2009 year filed with the SEC on March 31, 2010:

We cannot predict the effect that health care reform and other changes in government programs may have on our business, financial condition, results of operations or cash flows. In March 2010, the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (“Health Care Reform Legislation”) was signed into law. In general, the Health Care Reform Legislation seeks to reduce health care costs and decrease over time the number of uninsured legal U.S. residents, by among other things, requiring employers to offer, and individuals to carry, health insurance or be subject to penalties. It is difficult to predict the full impact of the Health Care Reform Legislation due to the law’s complexity and current lack of implementing regulations or interpretive guidance, as well as our inability to foresee how the law will impact our customers. The ultimate implementation of the Health Care Reform Legislation could have a material adverse affect on our business, financial condition, results of operations or cash flows.

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

SRI/SURGICAL EXPRESS, INC.

Date: May 10, 2010	By:	/s/ Mark R. Faris
Vice President & Chief Financial Officer