Form 10-Q
period 2010-06-30
SRI SURGICAL EXPRESS INC
filed 2010-08-09
CIK 1014041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Number of outstanding shares of each class of registrant’s common stock as of August 4, 2010:

Common Stock, par value $.001 – 6,486,178

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SRI/SURGICAL EXPRESS, INC.

BALANCE SHEETS

(In thousands)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS

Cash and cash equivalents	$768	$802
Accounts receivable, net	13,126	11,460
Inventories, net	2,626	2,903
Prepaid expenses and other assets	1,982	1,947
Reusable surgical products, net	17,782	18,151
Property, plant and equipment, net	26,502	27,665

Total assets	$62,786	$62,928

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable	$7,710	$6,124
Accounts payable	7,798	7,439
Employee-related accrued expenses	1,691	1,919
Other accrued expenses	2,831	3,048
Mortgage payable	3,906	4,013
Bonds payable	520	520

Total liabilities	24,456	23,063

Shareholders’ equity:
Preferred stock-authorized 5,000,000 shares of $0.001 par value; no shares issued and outstanding at June 30, 2010 and December 31, 2009.	—	—
Common stock-authorized 30,000,000 shares of $0.001 par value; issued and outstanding 6,486,178 and 6,485,978 at June 30, 2010 and December 31, 2009, respectively.	6	6
Additional paid-in capital	33,336	33,025
Retained earnings	4,988	6,834

Total shareholders’ equity	38,330	39,865

Total liabilities and shareholders’ equity	$62,786	$62,928

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	$25,047	$24,617	$49,658	$48,543

Cost of revenues	19,207	19,273	38,886	38,165

Gross profit	5,840	5,344	10,772	10,378

Distribution expenses	1,833	1,651	3,751	3,317

Selling and administrative expenses	4,191	4,320	8,673	8,489

Loss from operations	(184)	(627)	(1,652)	(1,428)

Interest expense	198	149	341	323

Other income	(90)	(92)	(180)	(186)

Loss before income taxes	(292)	(684)	(1,813)	(1,565)

Income tax expense	21	20	33	33

Net loss	$(313)	$(704)	$(1,846)	$(1,598)

Loss per share:

Basic	$(0.05)	$(0.11)	$(0.29)	$(0.25)

Diluted	$(0.05)	$(0.11)	$(0.29)	$(0.25)

Weighted average common shares outstanding:

Basic	6,460	6,447	6,460	6,446

Diluted	6,460	6,447	6,460	6,446

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,846)	$(1,598)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,629	1,748
Amortization of reusable surgical products	3,084	2,967
Stock-based compensation expense	311	343
Provision for doubtful accounts	16	8
(Reduction) provision for slow moving inventory	(25)	1
Provision for slow moving reusable surgical products and shrinkage	771	313
Change in operating assets and liabilities:
Increase in accounts receivable	(1,682)	(305)
Decrease in inventories	302	2,758
(Increase) decrease in prepaid expenses and other assets	(35)	728
Increase (decrease) in accounts payable	359	(270)
(Decrease) increase in employee-related and other accrued expenses	(445)	802

Net cash provided by operating activities	2,439	7,495

Cash flows from investing activities:
Purchases of property, plant and equipment	(466)	(727)
Purchases of reusable surgical products	(3,486)	(2,302)

Net cash used in investing activities	(3,952)	(3,029)

Cash flows from financing activities:
Borrowings on notes payable	52,891	42,283
Repayments on notes payable	(51,305)	(46,354)
Repayments on mortgage payable	(107)	(107)
Payments on obligation under capital lease	—	(12)

Net cash provided by (used in) financing activities	1,479	(4,190)

(Decrease) increase in cash and cash equivalents	(34)	276
Cash and cash equivalents at beginning of period	802	484

Cash and cash equivalents at end of period	$768	$760

Supplemental cash flow information:

Cash paid for interest	$234	$350

Cash paid (received) for income taxes	$93	$(128)

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements of SRI/Surgical Express, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they omit or condense footnotes and certain other information normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments of a normal recurring nature that are necessary to present fairly the financial information for the interim periods reported have been made. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2009, filed with the SEC. The results of operations for the six months ended June 30, 2010, are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2010.

The Company presents an unclassified balance sheet as a result of the extended amortization period (predominantly three to six years) of its reusable surgical products. The Company provides reusable surgical products to its customers on a per use basis similar to a rental arrangement.

The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited financial statements are reflected as of June 30, 2010 and 2009 for presentation purposes only. The actual end of each period was July 4, 2010 and June 28, 2009, respectively. There are 26 weeks included for each of the six month periods ended June 30, 2010 and 2009.

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

Accounts Receivable, net

The Company has accounts receivable from hospitals and surgery centers. The Company does not believe that there is sufficient credit risk associated with those receivables to require a form of collateral from its customers. The allowance for doubtful accounts at June 30, 2010, and December 31, 2009, was approximately $121,000 and $124,000, respectively. The allowance for doubtful accounts relates to accounts receivable not expected to be collected and is based on management’s assessment of specific customer balances, the overall aging of the balances, and the financial stability of the customers. The Company does not customarily charge interest on accounts receivable.

Inventories, net

Inventories consist of raw materials, principally consumables, supplies, and disposable surgical products and finished goods consisting of assembled packs of various combinations of raw materials and reusable surgical products. Inventories are valued at the lower of cost or market, with cost being determined on the first-in, first-out method.

As of June 30, 2010 and December 31, 2009, inventory consists of the following:

	June 30, 2010	December 31, 2009
	(in 000’s)
Raw materials	$1,009	$1,274
Finished goods	1,955	1,992

	2,964	3,266
Less: Inventory reserve	(338)	(363)

	$2,626	$2,903

Reusable Surgical Products, net

The Company’s reusable surgical products, consisting principally of linens (gowns, towels, drapes), basins (stainless steel medicine cups, carafes, trays, basins), and surgical instruments, are stated at cost. Amortization of linens and basins is computed on a basis similar to the units of production method. Estimated useful lives for each product are based on the estimated total number of available uses for each product. The expected total available usage for its linen products using the three principal fabrics (accounting for approximately 73% of the reusable surgical products) is 75, 100, and 125 uses, based on several factors, including the Company’s actual historical experience with these products. The Company believes radio frequency identification (“RFID”) technology enables it to evaluate the useful lives of linen products more efficiently. Basins are amortized on a straight-line basis over their estimated useful life, up to 20 years. Owned surgical instruments are amortized straight-line over a period of four years. Accumulated amortization as of June 30, 2010 and December 31, 2009, was approximately $14.8 million and $13.9 million, respectively.

As of June 30, 2010, and December 31, 2009, the Company had reserves for shrinkage, obsolescence, and scrap related to reusable surgical products of approximately $1,330,000 and $1,213,000, respectively.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with the provisions of ASC Topic 718, Share-Based Payments, (“ASC 718”). Under ASC 718, all stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The cost for all stock-based awards granted subsequent to December 31, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of ASC 718, utilizing the binomial (Lattice) model. Stock-based compensation expense was $166,000 and $148,000, or $166,000 and $148,000, net of income tax, for the three months ended June 30, 2010 and 2009, respectively, which contributed to a $0.03 and $0.02 reduction in basic and diluted earnings per share for the three months ended June 30, 2010 and 2009, respectively. Stock-based compensation expense was $311,000 and $343,000, or $311,000 and $343,000, net of income tax, for the six months ended June 30, 2010 and 2009, respectively, which contributed to a $0.05 reduction in basic and diluted earnings per share for each of the six months ended June 30, 2010 and 2009.

The proceeds from stock option exercises under all stock-based payment arrangements for each of the three month and six month periods ended June 30, 2010 were less than $1,000. The Company did not receive any proceeds from stock option exercises under any share-based payment arrangements for the three and six month periods ended June 30, 2009 because there were no exercises during those periods. There were no capitalized stock-based compensation costs at June 30, 2010 or 2009.

Stock Option Plans

The 1995 Stock Option Plan

The 1995 Stock Option Plan was designed to provide employees with incentive or non-qualified options to purchase up to 700,000 shares of common stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement or termination of employment. As of June 30, 2010 and 2009, options to purchase 10,500 and 50,500 shares, respectively, were outstanding under this Plan. The 1995 Stock Option Plan terminated on December 21, 2005, although that termination does not adversely affect any options outstanding under the Plan.

The 1996 Non-Employee Director Plan

As amended on May 16, 2001, the Non-Employee Director Plan was designed to provide for the grant of non-qualified stock options to purchase up to 200,000 shares of common stock to members of the Board of Directors who are not employees of the Company. At the completion of the Company’s initial public offering, each non-employee director was granted options to purchase 4,000 shares of common stock for each full remaining year of the director's term. Thereafter, on the date on which a new non-employee director was first elected or appointed, he or she was automatically granted options to purchase 4,000 shares of common stock for each year of his or her initial term, and was granted options to purchase 4,000 shares of common stock for each year of any subsequent term to which he or she was elected. As of March 2006, the equity component of the director compensation plan was restructured, so that each non-employee director receives an annual grant of options, from the 2004 Stock Compensation Plan described below, to purchase 7,500 shares of common stock as of the date of the Annual Shareholder Meeting, beginning with the 2006 Annual Meeting. As of June 30, 2010 and 2009, options to purchase 70,000 and 70,000 shares, respectively, were outstanding under the Non-Employee Director Plan. The 1996 Non-Employee Director Plan terminated on July 14, 2006, although that termination does not adversely affect any options outstanding under the Plan.

The 1998 Stock Option Plan

As amended on May 16, 2001, the 1998 Stock Option Plan was designed to provide employees with incentive or non-qualified options to purchase up to 600,000 shares of common stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. As of June 30, 2010 and 2009, options to purchase 325,000 and 359,800 shares, respectively, were outstanding under the 1998 Stock Option Plan. The 1998 Stock Option Plan terminated on February 17, 2008, although that termination does not adversely affect any options outstanding under the Plan.

The 2004 Stock Compensation Plan

The 2004 Stock Compensation Plan is designed to further the interests of the Company and its shareholders by providing incentives in the form of incentive or non-qualified stock options or restricted stock grants to key employees and non-employee directors who contribute materially to the success and profitability of the Company. Under this Plan, restricted stock grants are not considered outstanding options upon grant but are considered issued and outstanding stock. Any forfeited restricted stock awards are considered to be available for grant. Except for annual grants to non-employee directors described below, the equity awards typically vest ratably over five years from the date of the grant. Each non-employee director of the Company receives an annual award of options to purchase 7,500 shares of common stock as of the date of the annual shareholders meeting. Under each grant agreement, the options vest ratably over a three-year period and have an exercise price equal to the fair market value of the common stock on the date of grant. All outstanding grants vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. At the Company’s annual meeting of shareholders on May 24, 2007, the shareholders approved an amendment to the 2004 stock compensation plan to authorize an additional 500,000 shares under the plan. As of June 30, 2010 and 2009, options to purchase 863,850 and 583,250 shares, respectively, were outstanding, and 75,150 and 345,950 shares, respectively, were available to be granted as options or restricted stock under this Plan.

The 2009 Stock Compensation Plan

The 2009 Stock Compensation Plan is designed to further the interests of the Company and its shareholders by providing incentives in the form of incentive or non-qualified stock options or restricted stock grants to key employees and non-employee directors who contribute materially to the success and profitability of the Company. Under this Plan, restricted stock grants are not considered outstanding options upon grant but are considered issued and outstanding stock. Any forfeited restricted stock awards are considered to be available for grant. Except for annual grants to non-employee directors described above, the equity awards typically vest ratably over five years from the date of the grant. All outstanding grants vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. At the Company’s annual meeting of shareholders on May 21, 2009, the shareholders approved the 2009 Stock Compensation Plan and authorized 600,000 shares available for grant under the Plan. As of June 30, 2010, there were no options outstanding under this Plan.

The following table summarizes option and restricted stock grant activity from January 1, 2010 through June 30, 2010:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at December 31, 2009	949,850	1,205,650	$4.45	7.05

Options expired	—	(58,800)	5.69
Options granted	(276,000)	276,000	2.87
Options and restricted stock forfeited	1,300	(3,300)	3.26
Options exercised	—	(200)	—

Balance at June 30, 2010	675,150	1,419,350	$4.09	7.43

Options exercisable at June 30, 2010	—	658,016	$5.66	5.97

In February 2008, the Company granted 25,000 shares of restricted stock and options to purchase 150,000 shares of common stock to the Company’s Chief Executive Officer. The option award vests evenly over a three-year period. The 25,000 shares of restricted stock vest entirely on the earlier of the third anniversary date from the date of grant or upon involuntary termination.

The weighted-average grant date fair value of options granted during the six months ended June 30, 2010 and 2009 was $2.54 and $0.92, respectively The total intrinsic value of options exercised in the six months ended June 30, 2010 was less than $1,000. There were no options exercised in the six months ended June 30, 2009.

As of June 30, 2010, there was $906,000 of unrecognized compensation cost related to non-vested options and restricted stock that is expected to be recognized over a weighted average period of 1.23 years. The total fair value of options and restricted stock vested during the three months ended June 30, 2010 and 2009 was $166,000 and $148,000, respectively. The total fair value of options and restricted stock vested during the six months ended June 30, 2010 and 2009 was $311,000 and $343,000, respectively.

The Company consistently used the binomial model for estimating the fair value of options granted during the six months ended June 30, 2010 and 2009. The Company used historical data to estimate the option exercise and employee departure behavior used in the binomial valuation model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The risk-free rates for periods within the contractual term of the options are based on the U.S. Treasury stripped coupon interest in effect at the end of the quarter. Because the binomial valuation model accommodates multiple input values, the risk free interest rates and expected term rates used in calculating the fair value of the options are expressed in ranges.

Following are the weighted-average and range assumptions, where applicable, used for each respective period:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(Binomial)		(Binomial)
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.75 to 3.07%	1.10 to 3.75%	0.75 to 4.08%	1.10 to 3.75%
Weighted-average expected volatility	105.5%	107.1%	105.5 to 106.8%	104.9 to 107.1%
Expected term	2.47 to 8.90 years	2.47 to 8.75 years	2.47 to 8.90 years	2.47 to 8.75 years
Respective service period	3-5 years	3-5 years	3-5 years	3-5 years

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

The Company recorded $20,000 and $14,000, in compensation expense related to the restricted stock that vested during the three months ended June 30, 2010 and 2009, respectively. The Company recorded $40,000 and $42,000, in compensation expense related to the restricted stock that vested during the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010 and 2009, there was $45,000 and $126,000, respectively, of total unrecognized compensation cost related to restricted stock awards granted under the Plan, which is expected to be recognized over the next seven months.

NOTE C – INCOME TAX

ASC Topic 740, Income Taxes, requires a valuation allowance to reduce reported deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, an allowance of $3.5 million and $2.7 million, respectively, has been established at June 30, 2010 and December 31, 2009 to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in valuation allowance for the six months ended June 30, 2010 of $0.8 million is primarily attributable to the operating loss incurred during the six-month period this year.

NOTE D – NOTES PAYABLE

On August 7, 2008, the Company entered into a three-year $24.3 million credit facility with a financial institution. The credit facility includes a revolving loan of up to $20 million for working capital, letters of credit, capital expenditures and other purposes, and a $4.3 million term loan. Actual amounts available under the revolving loan are determined by a defined borrowing base, which primarily relates to outstanding receivables, inventories and reusable surgical products. As a result of the borrowing base calculation as of June 30, 2010, the Company had $17.9 million available for advances, of which the Company had used $9.9 million of the revolving loan, including $7.7 million of advances, $2.0 million of availability for letters of credit to support the Company’s bonds and self-insurance policies and $0.2 million maintained as a required reserve. As a result, at June 30, 2010, the Company had excess availability of $8.0 million. As of June 30, 2010, the Company had $3.9 million outstanding on the term loan, which is classified as a mortgage payable. The term loan amortizes based on a 20-year schedule, with the remaining principal balance due on the expiration date of the facility, which is August 7, 2011. The credit facility is secured by substantially all of the Company’s assets.

On March 30, 2010, the credit facility was amended to require the Company to maintain a minimum tangible net worth covenant of at least $35 million through December 31, 2010 and $37.5 million thereafter, and set the fixed charge coverage ratio as no less than 0.90 to 1.00 through August 31, 2010 and 1.10 to 1.00 thereafter. As of June 30, 2010, the Company is in compliance with all the financial and non-financial covenants under the amended credit facility. As amended, the interest rate on the revolving loan varies between 250 and 300 basis points over LIBOR or between 150 and 200 basis points over the Prime Rate, depending on the level of the fixed charge coverage ratio. Interest on the term loan varies between 275 and 325 basis points over LIBOR or between 175 and 225 basis points over the Prime Rate, depending on the level of the fixed charge coverage ratio. The type of interest rate is an election made periodically by the Company. As of June 30, 2010, $5.0 million of the outstanding revolving loan balance was based on LIBOR plus 3.00% (3.375% at April 21, 2010) and the remaining outstanding balance of $2.7 million was at the Prime Rate plus 2.00% (5.25% at June 30, 2010). As of June 30, 2010, $3.8 million of the outstanding term loan was based on LIBOR plus 3.25% (3.625% as of May 10, 2010) and the remaining outstanding balance of approximately $106,000 was at the Prime Rate plus 2.25% (5.50% at June 30, 2010).

The credit facility includes typical provisions restricting the Company from paying dividends, incurring additional debt, making loans and investments, encumbering its assets, entering into a business outside of current operations, or entering into certain merger, consolidation, or liquidation transactions.

NOTE E – LOSS PER SHARE

The following table sets forth the Company’s computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(In thousands, except per share data) (unaudited)

Basic
Numerator:
Net loss	$(313)	$(704)	$(1,846)	$(1,598)

Denominator:
Weighted average shares outstanding	6,460	6,447	6,460	6,446

Loss per common share, basic	$(0.05)	$(0.11)	$(0.29)	$(0.25)

Diluted
Numerator:
Net loss	$(313)	$(704)	$(1,846)	$(1,598)

Denominator:
Weighted average shares outstanding	6.460	6,447	6,460	6,446
Effect of dilutive securities - employee stock options	—	—	—	—

	6,460	6,447	6,460	6,446

Loss per common share, diluted	$(0.05)	$(0.11)	$(0.29)	$(0.25)

Options to purchase 1,019,687 and 1,019,532 shares of common stock for the three and six months ended June 30, 2010, respectively, were not included in the computation of diluted earnings per common share, because the assumed proceeds per share were greater than the average market price, and therefore, were antidilutive. Options to purchase 1,196,717 and 1,153,967 shares of common stock for the three and six months ended June 30, 2009, respectively, were not included in the computation of diluted earnings per common share, because the assumed proceeds per share were greater than the average market price, and therefore, were antidilutive. The dilutive effect of 380,010 and 320,059 options with assumed proceeds per share less than the average market price were not included for the three and six months ended June 30, 2010, respectively, because the effect would be anti-dilutive to the Company’s net loss for the periods. There were no options with a dilutive effect due to assumed proceeds per share less than the average market price for the three and six months ended June 30, 2009, respectively.

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

Our products and services are directly connected to surgical procedures performed by our customers based on our daily delivery model. As such, variations in surgical procedure volumes have a direct impact on the demand for our products and services. The health care industry displays trends that have historically been reflected in a seasonality pattern in our revenue. For example, first quarter usually has reduced surgical volumes as individuals delay elective procedures until such time as they meet deductible limits within their healthcare plans. The second quarter tends to ramp up as individuals meet deductibles and spring-time activities increase thus creating the need for unscheduled procedures. The third quarter again typically exhibits less demand as individuals delay elective procedures and enjoy summertime activities. When the fourth quarter emerges, individuals typically opt to have elective procedures before flex spending accounts are lost and deductibles reset with the new year. Another factor influencing each quarter and the seasonality factors noted above are non-elective mandatory procedures, as well as is the distribution of holidays that curtail all but emergency procedures.

Our profitability is primarily determined by our revenues, the efficiency with which we deliver products and services to customers, and our ability to control our costs. We incurred operating and net losses for our six month period ended June 30, 2010. We incurred a significant loss during our first quarter ended March 31, 2010 primarily as a result of lower procedures. We also experienced an increase in insurance costs, selling expenses, and distribution related costs. Under our insurance program, we self-insure the first $95,000 of claims incurred for each plan member per year, with an overall cap for the entire plan. During the first quarter, the level of expense was higher than historical experience levels. Selling costs relating to travel were higher as we aggressively pursued new customer opportunities. Distribution related costs increased primarily as a result of higher fuel costs and labor related costs. During the second quarter of this year our reusable surgical product revenues increased as the level of interest in our environmentally friendly products continues to grow. We experienced higher margins in the second quarter as we continue to improve on our operational efficiencies and we controlled our spending within our operations and throughout the Company. We also did not experience the same significant adverse events that occurred during the first three months of the year. Our insurance related costs were down when compared to the first quarter of this year. We continue to aggressively pursue the marketplace; however, we more effectively managed our travel related costs. Our distribution costs did increase during the quarter; however, the increase is related to new distribution routes for new customer accounts.

Under the terms of the Co-Marketing Agreement with Cardinal, we received an initial $1 million payment in January 2009 and an additional $250,000 in January 2010, which was initially recognized in other accrued expenses, to partially reimburse us for expenses incurred for marketing, opening depots in territories not currently being served by us, and to close our disposable products assembly plant, which was closed in January 2009. During the six months ended June 30, 2010, we incurred other costs, including marketing related expenses, software development, training and management sessions associated with the Co-Marketing Agreement totaling $268,000 that have been offset against the payment received from Cardinal and are included in selling and administrative expenses in the statements of operations.

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

Income Taxes. Our effective tax rate is based on expected income and statutory tax rates in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and evaluating our tax positions. This rate is applied to our quarterly operating results. Income taxes have been provided using the liability method in accordance with ASC Topic 740, Income Taxes. In accordance with ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in operations in the period that includes the enactment date of the rate change. The tax benefits must be reduced by a valuation allowance in certain circumstances. Realization of the deferred tax benefits is dependent on generating sufficient taxable income prior to expiration of any net operating loss carry-forwards. We periodically review deferred tax assets for recoverability, and provide valuation allowances as necessary.

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

Results of Operations

We operate on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited financial statements are reflected as of June 30, 2010 and 2009 for presentation purposes only. The actual end of each period was July 4, 2010 and June 28, 2009, respectively. There are 26 weeks included for each of the six month periods ended June 30, 2010 and 2009.

The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in our statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	76.7	78.3	78.3	78.6

Gross profit	23.3	21.7	21.7	21.4

Distribution expenses	7.3	6.7	7.6	6.8
Selling and administrative expenses	16.7	17.6	17.5	17.5

Loss from operations	(0.7)	(2.6)	(3.4)	(2.9)

Interest expense	0.8	0.6	0.7	0.7
Other income	(0.4)	(0.4)	(0.4)	(0.4)

Loss before income taxes	(1.1)	(2.8)	(3.7)	(3.2)

Income tax expense	0.1	0.1	0.1	0.1

Net loss	(1.2)%	(2.9)%	(3.7)%	(3.3)%

Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009

Revenues. Revenues increased $430,000, or 1.7%, to $25.0 million for the three months ended June 30, 2010, compared to $24.6 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, revenues increased $1.1 million or 2.3% to $49.7 million compared to $48.5 million for the six months ended June 30, 2009.

We operate on a 52-53 week fiscal year. As such, each quarter reflects either 13 or 14 operating weeks. Those weeks break down into days we are operating, which varies between quarter after taking into account company holidays. As a result, a key metric we utilize to run our business is our average daily revenue. During the three months ended June 30, 2010 and 2009, there were 64 and 65 billing days, respectively. As a result, for those same periods in 2010 and 2009 our average daily revenues were $391,000 and $379,000, respectively. During the six months ended June 30, 2010 and 2009, we had 129 and 130 billing days, respectively. Our average daily revenue for those same six-month periods were $385,000 and $373,000 in 2010 and 2009, respectively. The increase in our average daily revenues for both the three and six months ended June 30, 2010 when compared to the same respective periods in 2009, primarily related to the increase in demand for our reusable surgical product offering and the amendment to the co-marketing agreement where we now recognize all revenues for Hybrid Preference PackTM customers.

Gross Profit. Gross profit increased $496,000 and $394,000 for the three months and six months ended June 30, 2010, respectively, as compared to the same periods in the prior year. As a percentage of revenues, gross profit increased by 1.6% and 0.3% for the three months and six months ended June 30, 2010, respectively, as compared to the same periods in the prior year. For the three months ended June 30, 2010, the increase in gross profit percentage was primarily due to higher revenues of approximately $430,000, as well as lower instrument usage fees of $263,000, lower costs of $366,000, which is primarily related to improved maintenance procedures and improved labor efficiency, lower group insurance of $103,000 and lower levels of product scrap of $71,000. These items were partially offset by higher disposable material costs experienced during the quarter of $409,000.

Instrument usage fee changes among periods result from set utilization by our customers during the period. The lower fees this quarter are the result of the change in the mix of instrument sets used. This quarter’s group insurance expense was lower as a result of the level of claims experienced during the quarter being lower than those incurred during the same period in 2009. We retain the first $95,000 of each members claims so our expense is a function of member activity, as well as the type of claim incurred, up to an aggregate limit. Our disposable costs relate almost entirely to us purchasing our disposable materials from Cardinal. The disposable products purchased under the Hybrid Preference Pack™ program have lower margins as we do not incur any direct production costs. Instead the margins we receive are to compensate us for our product handling and risk of non-collection costs. Prior to February 2010, we received the disposable packs contained in the Hybrid Preference Packs on consignment from Cardinal. Consequently, we did not recognize revenue or costs associated with these disposable packs. Under the terms of the amended agreement, effective February 2010, we now purchase the disposable packs from Cardinal and therefore recognize all associated revenues and costs of the Hybrid Preference Pack™ and are responsible for the risk of collection.

For the six months ended June 30, 2010, the increase in gross profit percentage was primarily due to higher revenues of approximately $1.1 million, as well as lower instrument usage fees of $530,000, lower repairs and maintenance expenses and improved labor efficiency of $624,000 and lower product scrap of $109,000. Partially offsetting these items were higher disposable material costs of $1.3 million as a result of the Company purchasing all of its disposable materials from Cardinal noted above, as well as higher reusable product amortization expense of $141,000. The increase in reusable product amortization expense is the direct result of the increase in sales of our reusable product offerings.

Distribution Expenses. Distribution expenses for the three months ended June 30, 2010 increased $182,000 to $1.8 million (7.3% of revenues) compared to $1.7 million (6.7% of revenues) for the three months ended June 30, 2009. For the six months ended June 30, 2010 and 2009, distribution expenses were $3.8 million (7.6% of revenues) and $3.3 million (6.8% of revenues), respectively. The increase in distribution expenses for the three months and six months ended June 30, 2010 when compared to the prior year is primarily due to higher vehicle fuel costs, as well as increased labor related costs and vehicle lease expense as we added additional drivers and vehicles to service new customer routes. The increase in vehicle fuel costs is related to an increase in the price per gallon for diesel fuel, as well as the additional miles driven to service new customer routes.

Selling and Administrative Expenses. Selling and administrative expenses decreased $129,000, or 3.0%, to $4.2 million for the three months ended June 30, 2010 compared to $4.3 million for the same period in the prior year. Selling and administrative expenses for the six months ended June 30, 2010 and 2009 were $8.7 million and $8.5 million, respectively. Selling and administrative expenses for the three months ended June 30, 2010 were lower than the prior year as we incurred a $239,000 charge in 2009 related to our former Chief Financial Officer. This was partially offset by an increase in Group Purchasing Organization (“GPO”) related marketing and administrative fees of $56,000, due to the growth in our revenues. For the six months ended June 30, 2010, selling and administrative expenses were $184,000 higher than the prior year primarily as a result of an increase in travel related costs of $93,000, GPO fees of $68,000 due to the growth in revenues for the year and bank charges of $39,000, partially offset by a decrease in payroll related costs of $134,000.

Interest Expense. Interest expense for the three months ended June 30, 2010 was $198,000 compared to $149,000 for the three months ended June 30, 2009. For the six months ended June 30, 2010 interest expenses increased $18,000, or 5.6% to $341,000 compared to the same period in the prior year. The increase for both the three months and six months ended June 30, 2010 is primarily due to higher interest rates as well as generally higher average outstanding balances.

Other Income. Other income was $90,000 and $180,000 for the three and six months ended June 30, 2010, respectively, essentially the same as both prior year periods. Other income is primarily rental income. Effective March 1, 2007, we entered into an agreement to lease to a third party a portion of our corporate headquarters under the terms of a non-cancelable operating lease.

Income Tax Expense. Our effective tax rate is based on expected income and statutory tax rates in the various jurisdictions in which we operate and the need for valuation allowance adjustments. Income taxes are a function of our income (loss) before income tax and effective tax rate, including the effects of deferred tax asset valuation allowances. The effective tax rate for the three months ended June 30, 2010 was 7.2% compared to 2.9% for the three months ended June 30, 2009. For the six months ended June 30, 2010, the effective tax rate was 1.8% compared to 2.1% for the six months ended June 30, 2009. The increase in the effective tax rate in the three months and six months ended June 30, 2010 when compared to the prior year is primarily attributable to the level of losses incurred during the period in relation to minimum taxes we are required to pay in various taxing jurisdictions where we are located. Our effective tax rate may increase or decrease during the remainder of 2010 depending upon actual results of operations.

Liquidity and Capital Resources

Our principal sources of capital have been cash flows from operations and borrowings under our revolving credit facility. As of June 30, 2010, we had approximately $768,000 in cash and cash equivalents, compared to approximately $802,000 as of December 31, 2009. In addition, as of June 30, 2010, we had $8.0 million available under our credit facility, after accounting for amounts outstanding under the credit facility, certain letters of credit principally associated with our bonds payable and a general reserve. Net cash from operations for the six months ended June 30, 2010 was $2.4 million compared to $7.5 million for the six months ended June 30, 2009. Cash from operations primarily related to depreciation and amortization expense of $4.7 million and the provision for slow moving reusable surgical products and shrinkage of $771,000, which was partially offset by an increase in our accounts receivable of $1.7 million and our net loss of $1.8 million. When compared to cash from operations for the six months ended June 30, 2009, the decrease is primarily attributable to our increased net loss, as well as an increase in our accounts receivables and the change in our inventory balance. The accounts receivable increase is primarily due to the timing of collections from key customers. The $2.8 million decrease in our inventories in 2009 is a result of the transition to the production of our disposable goods to Cardinal under the Co-Marketing Agreement, as we no longer carry the same level of raw materials and finished goods, and we no longer have work in process.

Net cash used in investing activities during the six months ended June 30, 2010 was $4.0 million compared to $3.0 million for the six months ended June 30, 2009. Cash used in investing activities during the six months ended June 30, 2010 is related to purchases of property, plant and equipment and reusable surgical products. We estimate that our expenditures in 2010 for property, plant and equipment will be approximately $1.5 million and our expenditures in 2010 for reusable surgical products will be approximately $4.0 million, an amount that may fluctuate depending on the growth of our business. We expect instrument revenues will continue to grow and, as a result, we expect our instrument inventory will continue to grow. We estimate that our expenditures in 2010 for instrument inventory will be approximately $1.2 million.

Net cash provided by financing activities in the six months ended June 30, 2010 was $1.5 million compared to net cash used in financing activities of $4.2 million for the six months ended June 30, 2009. Cash provided by financing activities was primarily a result of borrowings on our notes payable, partially offset by the repayment on our outstanding notes and mortgage.

Credit Facility

On August 7, 2008, we entered into a three-year $24.3 million credit facility (the “Credit Facility”). The Credit Facility includes a revolving loan of up to $20 million for working capital, letters of credit, capital expenditures, and other purposes, and a $4.3 million term loan, which replaced a prior mortgage loan on our Tampa headquarters. Actual amounts available under the revolving loan are determined by a defined borrowing base, which primarily relates to outstanding receivables, inventories and reusable surgical products. As a result of the borrowing base calculation as of June 30, 2010, we had $17.9 million available for advances of which we had used $9.9 million of the revolving loan, including $7.7 million of advances, $2.0 million of availability for letters of credit to support our bonds and self-insurance policies, and $0.2 million to maintain a required reserve. As of June 30, 2010, we had $3.9 million outstanding on the term loan, which is classified as a mortgage payable. The term loan amortizes based on a 20-year schedule, with the remaining principal balance due when the Credit Facility expires on August 7, 2011. The Credit Facility is secured by substantially all of our assets.

On March 30, 2010, the Credit Facility was amended to require us to maintain a minimum tangible net worth covenant of $35 million through December 31, 2010 and $37.5 million thereafter, and set the fixed charge coverage ratio as no less than 0.90 to 1.00 through August 31, 2010 and 1.10 to 1.00 thereafter. As of June 30, 2010, we were in compliance with all our covenants under the amended Credit Facility. In recent quarters, we have been unable to comply with certain financial covenants in our Credit Facility and we may not be in compliance with the required covenants in future periods. Although our lender has waived our compliance with these covenants and amended the Credit Facility in recent periods, there can be no assurance that our lender will waive compliance or amend the Credit Facility in future periods, if such a waiver or amendment is needed. As amended, the interest rate on the revolving loan varies between 250 and 300 basis points over LIBOR or between 150 and 200 basis points over the Prime Rate, depending on the level of the fixed charge coverage ratio. Interest on the term loan varies between 275 and 325 basis points over LIBOR or between 175 and 225 basis points over the Prime Rate, depending on the level of the fixed charge coverage ratio. The type of interest rate is an election we make periodically. As of June 30, 2010, $5.0 million of the outstanding revolving loan balance was based on LIBOR plus 3.00% (3.375% as of April 21, 2010) and the remaining outstanding balance of $2.7 million was at the Prime Rate plus 2.00% (5.25% as of June 30, 2010). As of June 30, 2010, $3.8 million of the outstanding term loan was based on LIBOR plus 3.25% (3.625% as of May 10, 2010) and the remaining outstanding balance of approximately $106,000 was at the Prime Rate plus 2.25% (5.50% as of June 30, 2010).

Bonds and Insurance Financing

We have outstanding public bonds that we issued to fund the construction of two of our reusable processing facilities. Interest expense on these bonds adjusts based on rates that approximate LIBOR (0.40% at July 4, 2010). Starting in 2004, we began amortizing the bonds through quarterly principal and interest payments of $165,000. A balloon principal payment of $3.1 million is due on the bonds in 2014. The bonds are collateralized by the two reusable processing facilities and backed by letters of credit issued by the Credit Facility. The letters of credit must be renewed in January of each year through maturity in 2014.

In October 2008, $6.0 million of the bonds were tendered. The holders of the tendered bonds were paid from draws against the letters of credit under our Credit Facility, and are reflected as outstanding notes payable until they are remarketed. Under the terms of the indentures relating to the bonds, the tendered bonds can be remarketed at any time prior to their maturity in 2014. Letters of credit issued by our lenders for amounts totaling $719,000 secure these bonds; however, only $520,000 of the letters of credit is outstanding as of June 30, 2010 as a result of the bonds being tendered.

We believe that our existing cash and cash equivalents, together with expected cash provided by operations and our credit facility, will be adequate to finance our operations for at least the next 12 months, although it is difficult for us to predict our future liquidity needs with certainty.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our principal exposure to market risk is change in interest rates under our various debt instruments and borrowings. The outstanding balance under our revolving credit facility was approximately $7.7 million as of June 30, 2010. The interest rate on the revolving loan varies between 250 and 300 basis points over LIBOR or between 150 and 200 basis points over the Prime Rate, depending on excess availability under the facility. As of June 30, 2010, $5.0 million of the outstanding revolving loan balance was based on LIBOR plus 3.00% (3.375% as of April 21, 2010) and the remaining outstanding balance was at the Prime Rate plus 2.00% (5.25% as of June 30, 2010). We are subject to changes in our interest rate on this facility based on fluctuations in interest rates. Assuming an outstanding balance on this facility of $7.7 million, if the Prime and LIBOR Rates increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $19,275 per quarter.

The outstanding balance under the term loan portion of our credit facility was approximately $3.9 million as of June 30, 2010. Interest on the term loan varies between 275 and 325 basis points over LIBOR or between 175 and 225 basis points over the Prime Rate. The type of interest rate is an election we make periodically. Assuming an outstanding balance of this facility of $3.9 million, if the Prime and LIBOR Rates increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $9,750 per quarter.

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

Failure to comply with certain covenants in our credit facility could adversely affect our ability to conduct our business. As of June 30, 2010, we had $7.7 million outstanding and $8.0 million available for borrowings under the Credit Facility. The Credit Facility contains operating and financial covenants, which restrict, among other things, our ability to pay dividends, incur more debt, make loans and investments, encumber our assets, enter into a new business, or enter into certain merger, consolidation, or liquidation transactions.

The Credit Facility requires us to maintain a minimum tangible net worth covenant at $35 million through December 31, 2010 and $37.5 million thereafter, and to maintain a fixed charge coverage ratio of no less than 0.90 to 1.00 through August 31, 2010 and 1.10 to 1.00 thereafter. As of June 30, 2010, we were in compliance with all our covenants under the amended Credit Facility. In recent quarters, we have been unable to comply with certain financial covenants in our Credit Facility and we may not be in compliance with the required covenants in future periods. Although our lender has waived our compliance with these covenants and amended the Credit Facility in recent periods, there can be no assurance that our lender will waive compliance or amend the Credit Facility in future periods, if such a waiver or amendment is needed.

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

The loss of a significant customer or purchasing organization could adversely affect our operating results. During the six months ended June 30, 2010, hospitals belonging to three group purchasing organizations (“GPOs”), Novation, LLC, HealthTrust Purchasing Group, L.P. and MedAssets, Inc., accounted for approximately 63% of our sales. No single healthcare provider accounts for more than 7% of our sales. Our business with these GPOs is pursuant to short-term agreements, which are subject to renewal from time to time through competitive processes. Although each GPO member hospital currently makes its purchasing decisions on an individual basis, the loss of a substantial portion of the GPO hospitals’ business would adversely affect our revenues and results of operations.

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

Item 1A. Risk Factors

The risk described below supplements the risks described in Part I, Item 1A of our Annual Report on Form 10-K for the 2009 year filed with the SEC on March 31, 2010:

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

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number	Exhibit Description

3.1	Restated Articles of Incorporation of the Company (incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996).

3.2	First Amendment to Restated Articles of Incorporation dated as of August 31, 1998, of the Company (for Series A Preferred Stock) (incorporated by reference to the Current Report on Form 8-K dated August 31, 1998, filed by the Registrant on September 9, 1998).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to the Annual Report on Form 10-K for 2006 filed by the Registrant on March 23, 2007).

31.1	Certification by the Chief Executive Officer (CEO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Controller and Vice President and Chief Financial Officer (CFO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the CEO of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

32.2	Certification by the Controller and Vice President and Chief Financial Officer (CFO) of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

Reports on Form 8-K

We filed a report on Form 8-K dated May 24, 2010 to announce the submission of matters to a vote of security holders. At the Annual Meeting of Shareholders of SRI/Surgical Express, Inc. (the “Company”) held on May 20, 2010, the shareholders elected Michael D. Israel and Wayne R. Peterson as directors of the Company to serve until the 2013 annual meeting of shareholders. Shareholders also ratified the appointment of Grant Thornton LLP as the Company’s independent auditors (pursuant to Item 5.07 of Form 8-K).

We filed a report on Form 8-K dated June 2, 2010 to announce the establishment of a stock trading plan intended to comply with guidelines as specified under Rule 10b5-1, by James T. Boosales, a director of SRI/Surgical Express, Inc. (pursuant to Item 8.01 of Form 8-K).

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Restated Articles of Incorporation of the Company (incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996).

3.2	First Amendment to Restated Articles of Incorporation dated as of August 31, 1998, of the Company (for Series A Preferred Stock) (incorporated by reference to the Current Report on Form 8-K dated August 31, 1998, and filed by the Registrant on September 9, 1998).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to the Annual Report on Form 10-K for 2006 filed by the Registration on March 23, 2007).

31.1	Certification by the Chief Executive Officer (CEO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Controller and Vice President and Chief Financial Officer (CFO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

32.2	Certification by the Controller and Vice President and Chief Financial Officer (CFO) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRI/SURGICAL EXPRESS, INC.

Date: August 9, 2010	By:	/s/ Mark R. Faris
Vice President & Chief Financial Officer