Form 10-Q
period 2010-09-30
SRI SURGICAL EXPRESS INC
filed 2010-11-10
CIK 1014041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-34953

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

Number of outstanding shares of each class of registrant’s common stock as of November 3, 2010:

Common Stock, par value $.001 – 6,486,178

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SRI/SURGICAL EXPRESS, INC.

BALANCE SHEETS

(In thousands)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Cash and cash equivalents	$1,783	$802
Accounts receivable, net	11,668	11,460
Inventories, net	2,949	2,903
Prepaid expenses and other assets	2,246	1,947
Reusable surgical products, net	17,353	18,151
Property, plant and equipment, net	25,990	27,665

Total assets	$61,989	$62,928

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable	$7,334	$6,124
Accounts payable	7,307	7,439
Employee-related accrued expenses	1,884	1,919
Other accrued expenses	2,607	3,048
Mortgage payable	3,834	4,013
Bonds payable	520	520

Total liabilities	23,486	23,063

Shareholders’ equity:
Preferred stock-authorized 5,000,000 shares of $0.001 par value; no shares issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock-authorized 30,000,000 shares of $0.001 par value; issued and outstanding 6,486,178 and 6,485,978 at September 30, 2010 and December 31, 2009, respectively	6	6
Additional paid-in capital	33,488	33,025
Retained earnings	5,009	6,834

Total shareholders’ equity	38,503	39,865

Total liabilities and shareholders’ equity	$61,989	$62,928

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$24,824	$24,120	$74,482	$72,663
Cost of revenues	19,106	20,026	57,992	58,191

Gross profit	5,718	4,094	16,490	14,472

Distribution expenses	1,832	1,695	5,583	5,011
Selling and administrative expenses	3,753	3,991	12,426	12,480

Income (loss) from operations	133	(1,592)	(1,519)	(3,019)

Interest expense	186	151	527	475
Other income	(90)	(90)	(270)	(276)

Income (loss) before income taxes	37	(1,653)	(1,776)	(3,218)

Income tax expense	16	102	49	135

Net income (loss)	$21	$(1,755)	$(1,825)	$(3,353)

Income (loss) per share:
Basic	$0.00	$(0.27)	$(0.28)	$(0.52)

Diluted	$0.00	$(0.27)	$(0.28)	$(0.52)

Weighted average common shares outstanding:
Basic	6,464	6,464	6,464	6,464

Diluted	6,693	6,464	6,464	6,464

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,825)	$(3,353)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,392	2,536
Amortization of reusable surgical products	4,654	4,720
Stock-based compensation expense	463	500
Provision for doubtful accounts	16	13
(Reduction) provision for slow moving inventory	(21)	24
Provision for slow moving reusable surgical products and shrinkage	1,010	1,810
Change in operating assets and liabilities:
Increase in accounts receivable	(224)	(1,276)
(Increase) decrease in inventories	(25)	1,910
(Increase) decrease in prepaid expenses and other assets	(299)	226
(Decrease) increase in accounts payable	(132)	76
(Decrease) increase in employee-related and other accrued expenses	(476)	423

Net cash provided by operating activities	5,533	7,609

Cash flows from investing activities:
Purchases of property, plant and equipment	(717)	(959)
Purchases of reusable surgical products	(4,866)	(4,723)

Net cash used in investing activities	(5,583)	(5,682)

Cash flows from financing activities:
Borrowings on notes payable	80,159	68,696
Repayments on notes payable	(78,949)	(70,606)
Repayments on mortgage payable	(179)	(161)
Payments on obligation under capital lease	—	(12)

Net cash provided by (used in) financing activities	1,031	(2,083)

Increase (decrease) in cash and cash equivalents	981	(156)
Cash and cash equivalents at beginning of period	802	484

Cash and cash equivalents at end of period	$1,783	$328

Supplemental cash flow information:
Cash paid for interest	$381	$501

Cash paid (received) for income taxes	$93	$(128)

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements of SRI/Surgical Express, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they omit or condense footnotes and certain other information normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments of a normal recurring nature that are necessary to present fairly the financial information for the interim periods reported have been made. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2009, filed with the SEC. The results of operations for the nine months ended September 30, 2010, are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2010.

The Company presents an unclassified balance sheet as a result of the extended amortization period (predominantly three to six years) of its reusable surgical products. The Company provides reusable surgical products to its customers on a per use basis similar to a rental arrangement.

The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited financial statements are reflected as of September 30, 2010 and 2009 for presentation purposes only. The actual end of each period was October 3, 2010 and September 27, 2009, respectively. There are 39 weeks included for each of the nine month periods ended September 30, 2010 and 2009.

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

Accounts Receivable, net

The Company has accounts receivable from hospitals and surgery centers. The Company does not believe that there is sufficient credit risk associated with those receivables to require a form of collateral from its customers. The allowance for doubtful accounts at September 30, 2010, and December 31, 2009, was approximately $121,000 and $124,000, respectively. The allowance for doubtful accounts relates to accounts receivable not expected to be collected and is based on management’s assessment of specific customer balances, the overall aging of the balances, and the financial stability of the customers. The Company does not customarily charge interest on accounts receivable.

Inventories, net

Inventories consist of raw materials, principally consumables, supplies, and disposable surgical products and finished goods consisting of assembled packs of various combinations of raw materials and reusable surgical products. Inventories are valued at the lower of cost or market, with cost being determined on the first-in, first-out method.

As of September 30, 2010 and December 31, 2009, inventory consists of the following:

	September 30, 2010	December 31, 2009
	(in 000’s)
Raw materials	$1,034	$1,274
Finished goods	2,257	1,992

	3,291	3,266
Less: Inventory reserve	(342)	(363)

	$2,949	$2,903

Reusable Surgical Products, net

The Company’s reusable surgical products, consisting principally of linens (gowns, towels, drapes), basins (stainless steel medicine cups, carafes, trays, basins), and surgical instruments, are stated at cost. Amortization of linens and basins is computed on a basis similar to the units of production method. Estimated useful lives for each product are based on the estimated total number of available uses for each product. The expected total available usage for its linen products using the three principal fabrics (accounting for approximately 73% of the reusable surgical products) is 75, 100, and 125 uses, based on several factors, including the Company’s actual historical experience with these products. The Company believes radio frequency identification (“RFID”) technology enables it to evaluate the useful lives of linen products more efficiently. Basins are amortized on a straight-line basis over their estimated useful life, up to 20 years. Owned surgical instruments are amortized straight-line over a period of four years. Accumulated amortization as of September 30, 2010 and December 31, 2009, was approximately $15.1 million and $13.9 million, respectively.

As of September 30, 2010, and December 31, 2009, the Company had reserves for shrinkage, obsolescence, and scrap related to reusable surgical products of approximately $1,213,000 in both periods.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with the provisions of ASC Topic 718, Share-Based Payments, (“ASC 718”). Under ASC 718, all stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The cost for all stock-based awards granted subsequent to December 31, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of ASC 718, utilizing the binomial (Lattice) model. Stock-based compensation expense was $151,000 and $157,000, or $151,000 and $157,000, net of income tax, for the three months ended September 30, 2010 and 2009, respectively, which contributed to a $0.02 reduction in basic and diluted earnings per share for both the three months ended September 30, 2010 and 2009. Stock-based compensation expense was $462,000 and $500,000, or $462,000 and $500,000, net of income tax, for the nine months ended September 30, 2010 and 2009, respectively, which contributed to a $0.07 and $0.08 reduction in basic and diluted earnings per share for each of the nine months ended September 30, 2010 and 2009, respectively.

The Company did not receive any proceeds from stock option exercises under any share-based payment arrangements for the three month period ended September 30, 2010 because there were no exercises during that period. The proceeds from stock option exercises under all stock-based payment arrangements for the nine month period ended September 30, 2010 were less than $1,000. The Company did not receive any proceeds from stock option exercises under any share-based payment arrangements for the three and nine month periods ended September 30, 2009 because there were no exercises during those periods. There were no capitalized stock-based compensation costs at September 30, 2010 or 2009.

Stock Option Plans

The 1995 Stock Option Plan

The 1995 Stock Option Plan was designed to provide employees with incentive or non-qualified options to purchase up to 700,000 shares of common stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement or termination of employment. As of September 30, 2010 and 2009, options to purchase 10,500 and 50,500 shares, respectively, were outstanding under this Plan. The 1995 Stock Option Plan terminated on December 21, 2005, although that termination does not adversely affect any options outstanding under the Plan.

The 1996 Non-Employee Director Plan

As amended on May 16, 2001, the Non-Employee Director Plan was designed to provide for the grant of non-qualified stock options to purchase up to 200,000 shares of common stock to members of the Board of Directors who are not employees of the Company. At the completion of the Company’s initial public offering, each non-employee director was granted options to purchase 4,000 shares of common stock for each full remaining year of the director’s term. Thereafter, on the date on which a new non-employee director was first elected or appointed, he or she was automatically granted options to purchase 4,000 shares of common stock for each year of his or her initial term, and was granted options to purchase an additional 4,000 shares of common stock for each year of any subsequent term to which he or she was elected. As of March 2006, the equity component of the director compensation plan was restructured, so that each non-employee director receives an annual grant of options, from the 2004 Stock Compensation Plan described below, to purchase 7,500 shares of common stock as of the date of the Annual Shareholder Meeting, beginning with the 2006 Annual Meeting. As of September 30, 2010 and 2009, options to purchase 70,000 and 70,000 shares, respectively, were outstanding under the Non-Employee Director Plan. The 1996 Non-Employee Director Plan terminated on July 14, 2006, although that termination does not adversely affect any options outstanding under the Plan.

The 1998 Stock Option Plan

As amended on May 16, 2001, the 1998 Stock Option Plan was designed to provide employees with incentive or non-qualified options to purchase up to 600,000 shares of common stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. As of September 30, 2010 and 2009, options to purchase 299,000 and 347,400 shares, respectively, were outstanding under the 1998 Stock Option Plan. The 1998 Stock Option Plan terminated on February 17, 2008, although that termination does not adversely affect any options outstanding under the Plan.

The 2004 Stock Compensation Plan

The 2004 Stock Compensation Plan is designed to further the interests of the Company and its shareholders by providing incentives in the form of incentive or non-qualified stock options or restricted stock grants to key employees and non-employee directors who contribute materially to the success and profitability of the Company. Under this Plan, restricted stock grants are not considered outstanding options upon grant but are considered issued and outstanding stock. Any forfeited restricted stock awards are considered to be available for grant. Except for annual grants to non-employee directors described below, the equity awards typically vest ratably over five years from the date of the grant. Each non-employee director of the Company receives an annual award of options to purchase 7,500 shares of common stock as of the date of the annual shareholders meeting. Under each grant agreement, the options vest ratably over a three-year period and have an exercise price equal to the fair market value of the common stock on the date of grant. All outstanding grants vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. At the Company’s annual meeting of shareholders on May 24, 2007, the shareholders approved an amendment to the 2004 stock compensation plan to authorize an additional 500,000 shares under the plan. As of September 30, 2010 and 2009, options to purchase 832,350 and 586,350 shares, respectively, were outstanding, and 109,650 and 342,850 shares, respectively, were available to be granted as options or restricted stock under this Plan.

The 2009 Stock Compensation Plan

The 2009 Stock Compensation Plan is designed to further the interests of the Company and its shareholders by providing incentives in the form of incentive or non-qualified stock options or restricted stock grants to key employees and non-employee directors who contribute materially to the success and profitability of the Company. Under this Plan, restricted stock grants are not considered outstanding options upon grant but are considered issued and outstanding stock. Any forfeited restricted stock awards are considered to be available for grant. Except for annual grants to non-employee directors described above, the equity awards typically vest ratably over five years from the date of the grant. All outstanding grants vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. At the Company’s annual meeting of shareholders on May 21, 2009, the shareholders approved the 2009 Stock Compensation Plan and authorized 600,000 shares available for grant under the Plan. As of September 30, 2010, there were no options outstanding under this Plan.

The following table summarizes option and restricted stock grant activity from January 1, 2010 through September 30, 2010:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at December 31, 2009	949,850	1,205,650	$4.45	7.05
Options expired	—	(58,800)	5.69
Options granted	(276,000)	276,000	2.87
Options and restricted stock forfeited	35,800	(60,800)	3.11

Options exercised	—	(200)	0.93

Balance at September 30, 2010	709,650	1,361,850	$4.14	6.97

Options exercisable at September 30, 2010	—	685,336	$5.57	5.45

In February 2008, the Company granted 25,000 shares of restricted stock and options to purchase 150,000 shares of common stock to the Company’s Chief Executive Officer. The option award vests evenly over a three-year period. The 25,000 shares of restricted stock vest entirely on the earlier of the third anniversary date from the date of grant or upon involuntary termination.

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2010 and 2009 was $2.54 and $1.03, respectively. The total intrinsic value of options exercised in the nine months ended September 30, 2010 was less than $1,000. There were no options exercised in the nine months ended September 30, 2009.

As of September 30, 2010, there was $737,000 of unrecognized compensation cost related to non-vested options and restricted stock that is expected to be recognized over a weighted average period of 1.20 years. The total fair value of options and restricted stock vested during the three months ended September 30, 2010 and 2009 was $151,000 and $157,000, respectively. The total fair value of options and restricted stock vested during the nine months ended September 30, 2010 and 2009 was $463,000 and $500,000, respectively.

The Company consistently used the binomial model for estimating the fair value of options granted during the nine months ended September 30, 2010 and 2009. The Company used historical data to estimate the option exercise and employee departure behavior used in the binomial valuation model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The risk-free rates for periods within the contractual term of the options are based on the U.S. Treasury stripped coupon interest in effect at the end of the quarter. Because the binomial valuation model accommodates multiple input values, the risk free interest rates and expected term rates used in calculating the fair value of the options are expressed in ranges.

Following are the weighted-average and range assumptions, where applicable, used for each respective period:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(Binomial)		(Binomial)
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.47 to 2.61%	1.10 to 3.57%	0.47 to 4.08%	1.10 to 3.75%
Weighted-average expected volatility	103.9%	108.7%	103.9 to 106.8%	104.9 to 108.7%
Expected term	2.47 to 8.90 years	2.47 to 8.77 years	2.47 to 8.90 years	2.47 to 8.77 years
Respective service period	3-5 years	3-5 years	3-5 years	3-5 years

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

The Company recorded $7,000 and $20,000, in compensation expense related to the restricted stock that vested during the three months ended September 30, 2010 and 2009, respectively. The Company recorded $47,000 and $62,000, in compensation expense related to the restricted stock that vested during the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010 and 2009, there was $19,000 and $106,000, respectively, of total unrecognized compensation cost related to restricted stock awards granted under the Plan, which is expected to be recognized over the next four months.

NOTE C – INCOME TAX

ASC Topic 740, Income Taxes, requires a valuation allowance to reduce reported deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, an allowance of $3.8 million and $2.7 million, respectively, has been established at September 30, 2010 and December 31, 2009 to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in valuation allowance for the nine months ended September 30, 2010 of $1.1 million is primarily attributable to the operating loss incurred during the nine-month period this year.

NOTE D – NOTES PAYABLE

On August 7, 2008, the Company entered into a three-year $24.3 million credit facility with a financial institution. The credit facility includes a revolving loan of up to $20 million for working capital, letters of credit, capital expenditures and other purposes, and a $4.3 million term loan. Actual amounts available under the revolving loan are determined by a defined borrowing base, which primarily relates to outstanding receivables, inventories and reusable surgical products. As a result of the borrowing base calculation as of September 30, 2010, the Company had $14.3 million available for advances, of which the Company had used $9.4 million of the revolving loan, including $7.3 million of advances, $2.0 million of availability for letters of credit to support the Company’s bonds and self-insurance policies and $0.1 million maintained as a required reserve. As a result, at September 30, 2010, the Company had excess availability of $4.9 million. As of September 30, 2010, the Company had $3.8 million outstanding on the term loan, which is classified as a mortgage payable. The term loan amortizes based on a 20-year schedule, with the remaining principal balance due on the expiration date of the facility, which is August 7, 2011. The credit facility is secured by substantially all of the Company’s assets.

On March 30, 2010, the credit facility was amended to require the Company to maintain a minimum tangible net worth covenant of at least $35 million through December 31, 2010 and $37.5 million thereafter, and set the fixed charge coverage ratio as no less than 0.90 to 1.00 through August 31, 2010 and 1.10 to 1.00 thereafter. As of September 30, 2010, the Company is in compliance with all the financial and non-financial covenants under the amended credit facility. As amended, the interest rate on the revolving loan varies between 250 and 300 basis points over LIBOR or between 150 and 200 basis points over the Prime Rate, depending on the level of the fixed charge coverage ratio. Interest on the term loan varies between 275 and 325 basis points over LIBOR or between 175 and 225 basis points over the Prime Rate, depending on the level of the fixed charge coverage ratio. The type of interest rate is an election made periodically by the Company. As of September 30, 2010, $6.0 million of the outstanding revolving loan balance was based on LIBOR plus 3.00% (3.625% at July 20, 2010) and the remaining outstanding balance of $1.3 million was at the Prime Rate plus 2.00% (5.25% at September 30, 2010). As of September 30, 2010, $3.8 million of the outstanding term loan was based on LIBOR plus 3.25% (3.75% as of August 11, 2010) and the remaining outstanding balance of approximately $34,000 was at the Prime Rate plus 2.25% (5.50% at September 30, 2010).

The credit facility includes typical provisions restricting the Company from paying dividends, incurring additional debt, making loans and investments, encumbering its assets, entering into a business outside of current operations, or entering into certain merger, consolidation, or liquidation transactions.

NOTE E – INCOME (LOSS) PER SHARE

The following table sets forth the Company’s computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(In thousands, except per share data) (unaudited)
Basic
Numerator:
Net income (loss)	$21	$(1,755)	$(1,825)	$(3,353)

Denominator:
Weighted average shares outstanding	6,464	6,464	6,464	6,464

Loss per common share, basic	$0.00	$(0.27)	$(0.28)	$(0.52)

Diluted
Numerator:
Net income (loss)	$21	$(1,755)	$(1,825)	$(3,353)

Denominator:
Weighted average shares outstanding	6,464	6,464	6,464	6,464
Effect of dilutive securities - employee stock options	229	—	—	—

	6,693	6,464	6,464	6,464

Loss per common share, diluted	$0.00	$(0.27)	$(0.28)	$(0.52)

Options to purchase 1,070,703 and 1,036,703 shares of common stock for the three and nine months ended September 30, 2010, respectively, were not included in the computation of diluted earnings per common share, because the assumed proceeds per share were greater than the average market price, and therefore, were antidilutive. Options to purchase 999,913 and 1,168,382 shares of common stock for the three and nine months ended September 30, 2009, respectively, were not included for the same reason. There were 311,680 options with a dilutive effect due to assumed proceeds per share less than the average market price for the three months ended September 30, 2010. The dilutive effect of 317,152 options with assumed proceeds per share less than the average market price were not included for the nine months ended September 30, 2010, because the effect would be anti-dilutive to the Company’s net loss for the period.

The dilutive effect of 194,085 options with assumed proceeds per share less than the average market price were not included for the three months ended September 30, 2009, because the effect would be anti-dilutive to the Company’s net loss for the period. There were no options with a dilutive effect due to assumed proceeds per share less than the average market price for the nine months ended September 30, 2009.

NOTE F – THIRD QUARTER 2009 ADJUSTMENTS

Reusable Surgical Product Loss and Accrued Liabilities

As disclosed in the Company’s third quarter 2009 Form 10-Q, as part of the Company’s effort to reduce its loss and scrap costs, the Company performed additional operational reviews of its reusable surgical products usage during the third quarter ended September 30, 2009, resulting in identification of additional losses that were not known at January 1, 2009. Additionally, account analyses were conducted on accrued liability accounts resulting in identification of costs recognized in periods prior to January 1, 2009 for which a liability did not exist. The amount of the adjustments related to periods prior to January 1, 2009 that were recognized in the three month period ended September 30, 2009 resulted in an increase in cost of revenues and a decrease in selling and administrative expenses totaling approximately $591,000 and $82,000, respectively. During the three months ended September 30, 2009, the Company also recognized, in cost of revenues, reusable surgical product losses of $181,000, for costs incurred during the six months ended June 30, 2009. There were no income tax effects related to these adjustments.

The above costs recognized in the three months ended September 30, 2009 that were incurred in prior periods were principally associated with reusable surgical product losses. As a result of a system error, the Company’s information system did not identify certain products as lost. Reusable surgical products that are tracked using RFID technology are expensed if not returned to the Company by a customer within 210 days. However, when new tracking mechanisms were employed in an earlier period to better control the location of product, the system was not properly updated to record lost product for certain locations. As a result, the Company incurred but did not recognize losses in earlier periods resulting in the estimate of lost products to be understated as discussed above.

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

Most of our surgical instrument supply arrangements with customers use instruments owned by Aesculap, Inc. (“Aesculap”), which receives an agreed upon fee for each procedure based on the number and kinds of procedures performed with its instruments and the number and combination of instruments used for each procedure. This arrangement allows us to limit our cost of capital for instrument programs. In addition to the Aesculap-owned instruments, we purchase surgical instruments from other vendors to service customers who have requirements that Aesculap cannot fulfill. We expect our instrument inventory will continue to grow to accommodate growth in our instrument business. We estimate that our expenditures in 2010 for instrument inventory will be approximately $800,000.

Our products and services are directly connected to surgical procedures performed by our customers based on our daily delivery model. As such, variations in surgical procedure volumes have a direct impact on the demand for our products and services. The health care industry displays trends that have historically been reflected in a seasonality pattern in our revenue. For example, our first quarter usually has reduced surgical volumes as individuals delay elective procedures until they meet deductible limits within their healthcare plans. The second quarter typically tends to ramp up as individuals meet deductibles and spring-time activities increase, thus creating the need for unscheduled procedures. The third quarter again typically exhibits less demand as individuals delay elective procedures and enjoy summertime activities. During the fourth quarter, individuals typically opt to have elective procedures before flex spending accounts are lost and deductibles reset with the new year, in addition to non-elective, mandatory procedures. Another factor influencing each quarter and seasonality is the distribution of holidays that curtail all but emergency procedures.

Our profitability is primarily determined by our revenues, the efficiency with which we deliver products and services to customers, and our ability to control our costs. We incurred operating and net losses for our nine month period ended September 30, 2010, but our results trended positively to a small net profit in the third quarter of 2010. We incurred a significant loss during our first quarter ended March 31, 2010, primarily as a result of lower procedure volumes at several of our largest customers, as well as an increase in insurance costs related to higher than normal claims volume, selling expenses, and distribution related costs. During the second and third quarters of 2010, our reusable surgical product revenues increased as the level of interest in our environmentally friendly products continues to grow, and we experienced higher margins driven by increased reusable surgical product revenue and improved operational efficiencies.

Under the terms of the Co-Marketing Agreement with Cardinal, we received an initial $1 million payment in January 2009 and an additional $250,000 in January 2010, which was initially recognized in other accrued expenses, to partially reimburse us for expenses incurred for marketing, opening depots in territories not currently being served by us, and to close our disposable products assembly plant, which was closed in January 2009. During the nine months ended September 30, 2010, we incurred other costs, including marketing-related expenses, software development, training and management sessions associated with the Co-Marketing Agreement totaling $382,000 that have been offset against the payment received from Cardinal and are included in selling and administrative expenses in the statements of operations.

Our principal strategic opportunity to improve our operating results is to capitalize on our service capabilities and considerable infrastructure by leveraging our relationships with existing customers and adding new customers. We are focused on selling our reusable surgical products as we continue to see an increased interest in our environmentally friendly products. We also continue to focus on introducing our current and potential new customers to our physician-specific ReadyCase® case cart management system. In addition, we believe the relationship with Cardinal to jointly market and distribute the Hybrid Preference PackTM will allow us to focus on our core strengths and expand the reach for our environmentally friendly solution, as well as visibility throughout the healthcare market.

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

Health Insurance Reserves. We offer employee benefit programs including health insurance to eligible employees. We retain a liability up to $95,000 annually for each plan member. Our policy has an estimated annual aggregate liability limit of $3.4 million. We accrue health insurance costs using estimates to approximate the liability for reported claims and claims incurred but not reported. Using different estimates or assumptions could produce different reserve balances. If actual claims results exceed our estimates, our health insurance reserve would increase, which could adversely affect our results of operations.

Workers’ Compensation Insurance Reserve. Our workers’ compensation insurance program is a large dollar deductible, self-funded plan. We retain a liability of $250,000 for each claim occurrence. Our policy has an annual aggregate liability limit of $1.6 million. We base our reserve on historical claims experience and reported claims. We accrue workers’ compensation insurance costs using estimates to approximate the liability for reported claims and claims incurred but not reported. We review this reserve quarterly. If actual claims differ from our estimates, the reserve would increase or decrease accordingly, which could adversely affect our results of operations.

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

Stock-Based Compensation. In accordance with the ASC Topic 718, Share-Based Payments, we recognize stock-based compensation expense in our statements of operations. We have elected to use the binomial model to determine the fair value of our issued options. Option pricing models require the input of subjective assumptions, including the expected life of the option, the price volatility of the underlying stock, expected interest rates and forfeitures. If actual results differ significantly from our assumptions, stock-based compensation could increase or decrease. For further discussion of our stock-based compensation, see Note B-Summary of Significant Accounting Policies – Stock-Based Compensation to the financial statements.

Results of Operations

We operate on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited financial statements are reflected as of September 30, 2010 and 2009 for presentation purposes only. The actual end of each period was October 3, 2010 and September 27, 2009, respectively. There are 39 weeks included for each of the nine month periods ended September 30, 2010 and 2009.

The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in our statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	77.0	83.0	77.9	80.1

Gross profit	23.0	17.0	22.1	19.9
Distribution expenses	7.4	7.0	7.5	6.9
Selling and administrative expenses	15.1	16.6	16.7	17.2

Income (loss) from operations	0.5	(6.6)	(2.1)	(4.2)
Interest expense	0.7	0.6	0.7	0.7
Other income	(0.4)	(0.4)	(0.4)	(0.4)

Income (loss) before income taxes	0.2	(6.8)	(2.4)	(4.5)
Income tax expense	0.1	0.4	0.1	0.2

Net income (loss)	0.1%	(7.2)%	(2.5)%	(4.7)%

Three and Nine Months Ended September 30, 2010 Compared to Three and Nine Months Ended September 30, 2009

Revenues. Revenues increased $704,000, or 2.9%, to $24.8 million for the three months ended September 30, 2010, compared to $24.1 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010, revenues increased $1.8 million or 2.5% to $74.5 million compared to $72.7 million for the nine months ended September 30, 2009.

We operate on a 52-53 week fiscal year. As such, each quarter reflects either 13 or 14 operating weeks. Those weeks break down into days we are operating, which varies between quarters after taking into account company holidays. As a result, a key metric we utilize to run our business is our average daily revenue. During the three months ended September 30, 2010 and 2009, there were 63 billing days in each period. As a result, for those same periods in 2010 and 2009 our average daily revenues were $394,000 and $383,000, respectively, primarily as a result of the change to the co-marketing agreement. During the nine months ended September 30, 2010 and 2009, we had 192 and 191 billing days, respectively. Our average daily revenue for those same nine-month periods were $388,000 and $380,000 in 2010 and 2009, respectively. The increase in our average daily revenues for the nine months ended September 30, 2010, is primarily related to the increase in demand for our reusable surgical product offering and the amendment to the co-marketing agreement where we now recognize all revenues for Hybrid Preference PackTM customers. Partially offsetting these increases were lower procedure volumes, pricing pressures in the industry and customer losses.

Gross Profit. Gross profit increased $1.6 million and $2.0 million for the three months and nine months ended September 30, 2010, respectively, as compared to the same periods in the prior year. As a percentage of revenues, gross profit increased by 6.0% and 2.2% for the three months and nine months ended September 30, 2010, respectively, as compared to the same periods in the prior year. For the three months ended September 30, 2010, the increase in gross profit percentage was primarily due to higher revenues of approximately $704,000, as well as a reduction in reusable surgical product loss of $1.3 million, reduced instrument usage fees of $209,000 and lower other costs of $131,000, which primarily related to improved labor efficiency in our reprocessing facilities. Partially offsetting these items were higher disposable material costs of $482,000, as well as higher consumable costs of $179,000 as a result of our increased revenues.

For the three months ended September 30, 2010, our lower reusable product loss is primarily related to lower levels of product loss due to our focused efforts in this area of our business, as well as the effect of the prior year adjustment that was recorded in the three months ended September 30, 2009 to record additional product losses that had not been previously recorded (see Note F – Third Quarter 2009 Adjustments – to our unaudited financial statements accompanying this report). Instrument usage fee changes among periods result from set utilization by our customers during the period. The lower fees this quarter are the result of the change in the mix of instrument sets used. Our disposable product costs relate almost entirely to us purchasing our disposable materials from Cardinal. The disposable products purchased under the Hybrid Preference Pack program have lower margins as we do not incur any direct production costs. Instead the margins we receive are to compensate us for our product handling costs, as well as risk of non-collections. Prior to February 2010, we received the disposable packs contained in the Hybrid Preference Packs on consignment from Cardinal. Consequently, we did not recognize gross revenues or costs associated with these disposable packs. Under the terms of the amended agreement, effective February 2010, we now purchase the disposable packs from Cardinal and therefore recognize all associated revenues and costs of the Hybrid Preference Pack and are responsible for the risk of collection.

For the nine months ended September 30, 2010, the increase in gross profit percentage was primarily due to higher revenues of approximately $1.8 million, lower instrument usage fees of $739,000, and improved labor efficiency of $422,000, as well as lower reusable surgical product loss of $1.2 million (relating to lower levels of product loss, as well as the prior year adjustment for additional product loss that was recorded in the three months ended September 30, 2009, see Note F – Third Quarter 2009 Adjustments – to our unaudited financial statements accompanying this report). Partially offsetting these items were higher disposable material costs of $1.8 million as a result of the Company purchasing all of its disposable materials from Cardinal as noted above.

Distribution Expenses. Distribution expenses for the three months ended September 30, 2010 increased $137,000 to $1.8 million (7.4% of revenues) compared to $1.7 million (7.0% of revenues) for the three months ended September 30, 2009. For the nine months ended September 30, 2010 and 2009, distribution expenses were $5.6 million (7.5% of revenues) and $5.0 million (6.9% of revenues), respectively. The increase in distribution expenses for the three months and nine months ended September 30, 2010 when compared to the prior year was primarily due to higher vehicle fuel costs, as well as increased labor-related costs and vehicle lease expense as we added additional drivers and vehicles to service new customer routes. The increase in vehicle fuel costs was related to an increase in the price per gallon for diesel fuel, as well as the additional miles driven to service new customer routes.

Selling and Administrative Expenses. Selling and administrative expenses decreased $238,000, or 6.0%, to $3.8 million for the three months ended September 30, 2010 compared to $4.0 million for the same period in the prior year. Selling and administrative expenses for the nine months ended September 30, 2010 and 2009 were $12.4 million and $12.5 million, respectively. Selling and administrative expenses for the three months ended September 30, 2010 were lower than the prior year primarily due to cost control efforts resulting in a decrease in payroll-related costs of $124,000, a decrease in travel-related costs of $160,000 and a decrease in professional fee costs of $106,000, partially offset by an increase in Group Purchasing Organization (“GPO”) related marketing and administrative fees of $103,000, due to the growth in our revenues. For the nine months ended September 30, 2010, selling and administrative expenses were $54,000 lower than the prior year primarily as a result of a decrease in payroll-related costs of $214,000, professional fee costs of $89,000 and travel-related costs of $66,000, partially offset by an increase in GPO fees of $171,000 due to the growth in revenues in member hospitals for the year and telephone and software maintenance-related costs of $132,000.

Interest Expense. Interest expense for the three months ended September 30, 2010 was $186,000 compared to $151,000 for the three months ended September 30, 2009. For the nine months ended September 30, 2010 interest expense increased $52,000, or 10.9% to $527,000 compared to the same period in the prior year. The increase for both the three and nine months ended September 30, 2010 is primarily due to higher interest rates as well as generally higher average outstanding balances.

Other Income. Other income was $90,000 and $270,000 for the three and nine months ended September 30, 2010, respectively, essentially the same as both prior year periods. Other income is primarily rental income. Effective March 1, 2007, we entered into an agreement to lease to a third party a portion of our corporate headquarters under the terms of a non-cancelable operating lease.

Income Tax Expense. Our effective tax rate is based on expected income and statutory tax rates in the various jurisdictions in which we operate and the need for valuation allowance adjustments. Income taxes are a function of our income (loss) before income tax and effective tax rate, including the effects of deferred tax asset valuation allowances. The effective tax rate for the three months ended September 30, 2010 was 43.2% compared to (6.2)% for the three months ended September 30, 2009. For the nine months ended September 30, 2010, the effective tax rate was (2.8)% compared to (4.2)% for the nine months ended September 30, 2009. The change in the effective tax rate in the three months and nine months ended September 30, 2010 when compared to the prior year is primarily attributable to the change in our results from operations during the period in relation to minimum taxes we are required to pay in various taxing jurisdictions where we are located. Our effective tax rate may increase or decrease during the remainder of 2010 depending upon actual results of operations.

Liquidity and Capital Resources

Our principal sources of capital have been cash flows from operations and borrowings under our revolving credit facility. As of September 30, 2010, we had approximately $1.8 million in cash and cash equivalents, compared to approximately $802,000 as of December 31, 2009. In addition, as of September 30, 2010, we had $4.9 million available under our credit facility, after accounting for amounts outstanding under the credit facility, certain letters of credit principally associated with our bonds payable and a general reserve. Net cash from operations for the nine months ended September 30, 2010 was $5.5 million compared to $7.6 million for the nine months ended September 30, 2009. Cash from operations primarily related to depreciation and amortization expense of $7.0 million, the provision for slow moving reusable surgical products and shrinkage of $1.0 million and stock-based compensation expense of $463,000, which was partially offset by a decrease in employee-related and other accrued expenses of $476,000, an increase in our prepaid expenses and other assets of $299,000, and our net loss of $1.8 million. When compared to cash from operations for the nine months ended September 30, 2009, the decrease is primarily attributable to the decrease in inventories in 2009, as well as the decrease in our provision for slow moving reusable surgical products and shrinkage. The decrease in inventories in 2009 is the result of the Co-Marketing Agreement with Cardinal Health, as we no longer carry the same levels of raw materials and finished goods and we no longer have work in process. The decrease in the provision for slow moving reusable surgical products and shrinkage is the result of lower levels of shrinkage and lost products in 2010 when compared to 2009.

Net cash used in investing activities during the nine months ended September 30, 2010 was $5.6 million compared to $5.7 million for the nine months ended September 30, 2009. Cash used in investing activities during the nine months ended September 30, 2010 is related to purchases of property, plant and equipment and reusable surgical products. We estimate that our expenditures in 2010 for property, plant and equipment will be approximately $1.2 million and our expenditures in 2010 for reusable surgical products will be approximately $5.1 million, an amount that may fluctuate depending on the growth of our business. We expect instrument revenues will continue to grow and, as a result, we expect our instrument inventory will continue to grow. We estimate that our expenditures in 2010 for instrument inventory will be approximately $800,000.

Net cash provided by financing activities in the nine months ended September 30, 2010 was $1.0 million compared to net cash used in financing activities of $2.1 million for the nine months ended September 30, 2009. Cash provided by financing activities was primarily a result of borrowings on our notes payable, partially offset by the repayment on our outstanding notes and mortgage.

Credit Facility

On August 7, 2008, we entered into a three-year $24.3 million credit facility (the “Credit Facility”). The Credit Facility includes a revolving loan of up to $20 million for working capital, letters of credit, capital expenditures, and other purposes, and a $4.3 million term loan, which replaced a prior mortgage loan on our Tampa headquarters. Actual amounts available under the revolving loan are determined by a defined borrowing base, which primarily relates to outstanding receivables, inventories and reusable surgical products. Under the borrowing base calculation, as of September 30, 2010, we had $14.3 million available for advances, of which we had used $9.4 million of the revolving loan, including $7.3 million of advances, $2.0 million of availability for letters of credit to support our bonds and self-insurance policies, and $0.1 million to maintain a required reserve. As of September 30, 2010, we had $3.8 million outstanding on the term loan, which is classified as a mortgage payable. The term loan amortizes based on a 20-year schedule, with the remaining principal balance due when the Credit Facility expires on August 7, 2011. The Credit Facility is secured by substantially all of our assets.

On March 30, 2010, the Credit Facility was amended to require us to maintain a minimum tangible net worth covenant of $35 million through December 31, 2010 and $37.5 million thereafter, and set the fixed charge coverage ratio as no less than 0.90 to 1.00 through August 31, 2010 and 1.10 to 1.00 thereafter. As of September 30, 2010, we were in compliance with all our covenants under the amended Credit Facility. In recent quarters, we have been unable to comply with certain financial covenants in our Credit Facility and we may not be in compliance with the required covenants in future periods. Although our lender has waived our compliance with these covenants and amended the Credit Facility in recent periods, there can be no assurance that our lender will waive compliance or amend the Credit Facility in future periods, if such a waiver or amendment is needed. As amended, the interest rate on the revolving loan varies between 250 and 300 basis points over LIBOR or between 150 and 200 basis points over the Prime Rate, depending on the level of the fixed charge coverage ratio. Interest on the term loan varies between 275 and 325 basis points over LIBOR or between 175 and 225 basis points over the Prime Rate, depending on the level of the fixed charge coverage ratio. The type of interest rate is an election we make periodically. As of September 30, 2010, $6.0 million of the outstanding revolving loan balance was based on LIBOR plus 3.00% (3.625% as of July 20, 2010) and the remaining outstanding balance of $1.3 million was at the Prime Rate plus 2.00% (5.25% as of September 30,

2010). As of September 30, 2010, $3.8 million of the outstanding term loan was based on LIBOR plus 3.25% (3.75% as of August 11, 2010) and the remaining outstanding balance of approximately $34,000 was at the Prime Rate plus 2.25% (5.50% as of September 30, 2010).

Bonds and Insurance Financing

We have outstanding public bonds that we issued to fund the construction of two of our reusable processing facilities. Interest expense on these bonds adjusts based on rates that approximate LIBOR (0.33% at October 3, 2010). Starting in 2004, we began amortizing the bonds through quarterly principal and interest payments of $165,000. A balloon principal payment of $3.1 million is due on the bonds in 2014. The bonds are collateralized by the two reusable processing facilities and backed by letters of credit issued by the Credit Facility. The letters of credit must be renewed in January of each year through maturity in 2014.

In October 2008, $6.0 million of the bonds were tendered. The holders of the tendered bonds were paid from draws against the letters of credit under our Credit Facility, and the amounts due are reflected as outstanding notes payable until they are remarketed. Under the terms of the indentures relating to the bonds, the tendered bonds can be remarketed at any time prior to their maturity in 2014. Letters of credit issued by our lenders for amounts totaling $719,000 secure these bonds; however, only $520,000 of the letters of credit is outstanding as of September 30, 2010 as a result of the bonds being tendered.

We believe that our existing cash and cash equivalents, together with expected cash provided by operations and our credit facility, will be adequate to finance our operations for at least the next 12 months, although it is difficult for us to predict our future liquidity needs with certainty.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our principal exposure to market risk is change in interest rates under our various debt instruments and borrowings. The outstanding balance under our revolving credit facility was approximately $7.3 million as of September 30, 2010. The interest rate on the revolving loan varies between 250 and 300 basis points over LIBOR or between 150 and 200 basis points over the Prime Rate, depending on excess availability under the facility. As of September 30, 2010, $6.0 million of the outstanding revolving loan balance was based on LIBOR plus 3.00% (3.625% as of July 20, 2010) and the remaining outstanding balance was at the Prime Rate plus 2.00% (5.25% as of September 30, 2010). We are subject to changes in our interest rate on this facility based on fluctuations in interest rates. Assuming an outstanding balance on this facility of $7.3 million, if the Prime and LIBOR Rates increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $18,335 per quarter.

The outstanding balance under the term loan portion of our credit facility was approximately $3.8 million as of September 30, 2010. Interest on the term loan varies between 275 and 325 basis points over LIBOR or between 175 and 225 basis points over the Prime Rate. The type of interest rate is an election we make periodically. Assuming an outstanding balance of this facility of $3.8 million, if the Prime and LIBOR Rates increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $9,585 per quarter.

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

Failure to comply with certain covenants in our credit facility could adversely affect our ability to conduct our business. The Credit Facility requires us to maintain minimum tangible net worth and fixed charge coverage ratio covenants. We currently comply with our covenants under the amended Credit Facility. In past quarters, we were unable to comply with these covenants and we might not comply with these covenants in future periods. There is no assurance that our lender will waive compliance or amend the Credit Facility in future periods, if such a waiver or amendment is needed, and a breach of those covenants would adversely affect us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

We cannot predict the effect that health care reform and other changes in government programs may have on our business, financial condition, results of operations or cash flows. In March 2010, the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (“Health Care Reform Legislation”) was signed into law. In general, the Health Care Reform Legislation seeks to reduce health care costs and decrease over time the number of uninsured legal U.S. residents, by among other things, requiring employers to offer, and individuals to carry, health insurance or be subject to penalties. At this time, we cannot predict the full impact of the Health Care Reform Legislation due to its complexity and lack of implementing regulations or interpretive guidance, as well as our inability to foresee how the law will impact our customers. Implementation of the Health Care Reform Legislation could ultimately have a material adverse affect on us.

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

The loss of a significant customer or purchasing organization could adversely affect our operating results. During the nine months ended September 30, 2010, hospitals belonging to three group purchasing organizations (“GPOs”), Novation, LLC, HealthTrust Purchasing Group, L.P. and MedAssets, Inc., accounted for approximately 60% of our sales. No single healthcare provider accounts for more than 7% of our sales. Our business with these GPOs is pursuant to short-term agreements, which are subject to renewal from time to time through competitive processes. Although each GPO member hospital currently makes its purchasing decisions on an individual basis, the loss of a substantial portion of the GPO hospitals’ business would adversely affect our revenues and results of operations.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to matters that arise in the ordinary course of our business, none of which we expect to be material.

Item 6.	Exhibits and Reports on Form 8-K

Exhibit Number	Exhibit Description

3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed by the Company on May 15, 1996).

3.2	Articles of Amendment to Restated Articles of Incorporation, dated as of August 31, 1998, of the Company (for Series A Preferred Stock) (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by the Company on September 9, 1998).

3.3	Second Articles of Amendment to Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on November 5, 2010).

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K for the 2006 year filed by the Company on March 23, 2007).

4.1	Rights Agreement, dated as of November 5, 2010, between the Company and Registrar and Transfer Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on November 5, 2010).

31.1	Certification by the Chief Executive Officer (CEO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Controller and Vice President and Chief Financial Officer (CFO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the CEO of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

32.2	Certification by the Controller and Vice President and Chief Financial Officer (CFO) of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed by the Company on May 15, 1996).

3.2	Articles of Amendment to Restated Articles of Incorporation, dated as of August 31, 1998, of the Company (for Series A Preferred Stock) (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by the Company on September 9, 1998).

3.3	Second Articles of Amendment to Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on November 5, 2010).

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K for the 2006 year filed by the Company on March 23, 2007).

4.1	Rights Agreement, dated as of November 5, 2010, between the Company and Registrar and Transfer Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on November 5, 2010).

31.1	Certification by the Chief Executive Officer (CEO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Controller and Vice President and Chief Financial Officer (CFO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

32.2	Certification by the Controller and Vice President and Chief Financial Officer (CFO) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRI/SURGICAL EXPRESS, INC.

Date: November 10, 2010	By:	/S/ MARK R. FARIS
Vice President & Chief Financial Officer