Form 10-K
period 2010-12-31
SRI SURGICAL EXPRESS INC
filed 2011-03-07
CIK 1014041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34953

SRI/SURGICAL EXPRESS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3252632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12425 Race Track Road Tampa, Florida	33626
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(813) 891-9550

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001	The NASDAQ Stock Market LLC

Rights to Purchase Series A Junior Participating Preferred Stock	The NASDAQ Stock Market LLC

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Small reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing sale price of the common stock on June 30, 2010, as reported on the NASDAQ Global Market, was approximately $16,334,000. For purposes of this determination, the registrant excluded shares of common stock known to be held by officers, directors, and 10% shareholders, because those persons might be deemed affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The registrant had 6,485,978 shares of common stock outstanding as of February 25, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated.

Portions of the Proxy Statement for the registrant’s 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SRI/SURGICAL EXPRESS, INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2010

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

The Company

SRI Surgical Express, Inc. (“SRI Surgical”, the “Company”, “we”, “us” or “our”) is a supplier and reprocessor of reusable surgical linen and instrumentation. Our tagline, Environmental Solutions, Delivered Daily® reflects SRI Surgical’s commitment to provide our healthcare clients with high quality reusable products, and the opportunity to reduce waste in the Operating Room (“OR”). Reducing waste in the OR begins with purchasing the appropriate reusable products that meet the needs of the clinical user and minimize the use of disposable products in the surgical environment. We believe our reusable surgical gowns, drapes, table covers, towels, and instruments provide the opportunity for waste avoidance and environmental sustainability in the surgical arena. We start with products that have been manufactured specifically to be reusable and to be reprocessed. Our products are not single use products that are reprocessed for economic benefit.

We have ten reprocessing facilities that are regionally located across the United States. These facilities adhere to the standards of the United States Food and Drug Administration (“FDA”) regulated medical device manufacturing environment. We guarantee that our surgical linens will always be 100% inspected, repaired when necessary, and sterilized properly. No other company in the industry provides this service for their reusable surgical products.

SRI Surgical has a history of commitment to the environment. In addition to providing our healthcare clients with environmentally friendly surgical linens and instruments, we have a demonstrated commitment to waste reduction in the communities that we serve, both as a healthcare service provider and a corporate citizen. SRI Surgical is a Charter Member of Practice Greenhealth, a networking organization for institutions in the healthcare community that are committed to sustainable, eco-friendly practices. In 2010, we were awarded Practice Greenhealth’s Champion for Change Award for the second year in a row. This award recognizes organizations that demonstrate successful accomplishments in ‘greening’ their organization as well as assisting healthcare clients in improving their environmental performance. SRI Surgical is also an EPA WasteWise Partner. The EPA WasteWise program targets the reduction of waste in the business environment. In 2009, we received the EPA’s Design for the Environment recognition for becoming a member of the Safer Detergents Stewardship Initiative (“SDSI”). SRI Surgical is also a member of the EPA’s Climate Leaders, a consortium of small business leaders that are measuring their greenhouse gas emissions and setting and achieving goals to reduce them, and the EPA’s SmartWay Transport Partnership program, which identifies products and services that reduce transportation-related emissions. In 2009, we received the EPA’s Transport Award, which recognizes organizations that have made outstanding contributions to reducing climate change emissions and other air pollutants.

We also offer expert daily instrument reprocessing at both our facilities (off-site) and our customers’ facilities (on-site). This innovative offering provides customized, high quality surgical instrument sets on a per-procedure fee basis. Sets processed at our FDA-regulated facilities have a consistently high level of quality built into every set. After each use, our highly trained instrument-processing technicians follow a thorough cleaning and inspection process to help ensure that the instruments are in proper working order. We ensure instrument availability and functionality, which offers our customers an opportunity to achieve high efficiency levels. In addition, we manage the instrumentation and supply chain of hospitals, surgery centers and operating rooms and their central sterilization facilities. In this setting, by using our expertise in implementing and managing FDA-regulated instrument processing facilities, we can deliver desired quality and performance levels that our customers seek.

Our integrated “closed-loop” process starts with daily delivery of reusable and disposable surgical supplies and instruments to healthcare providers. After use, we pick up the reusable surgical linens, basins, and instruments used in surgery and return them to our processing facilities. Used products arriving at our processing facilities are sorted, cleaned, inspected, packaged, sterilized, and shipped back to the healthcare providers. This “closed-loop” system eliminates the need for healthcare providers to stock on-hand inventory and greatly simplifies our customers’ surgical supply chain process. This process also allows healthcare providers to reduce medical waste disposal costs and increase the quality of products used by their staff and physicians. Additionally, with our daily just-in-time delivery model, our customers’ working capital requirements are favorably affected by their ability to carry less on-hand inventory of disposable products to support their surgical procedures.

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

During 2010 we entered into a three-year reusable surgical products agreement with KP Select, Inc. the purchasing agent for the Kaiser Permanente Healthcare System (“Kaiser Permanente”). This agreement was effective March 1, 2010 and gives us the ability to contract with any Kaiser Permanente hospital that designates KP Select as its purchasing agent. Kaiser Permanente is a 48-hospital system located in the states of California, Ohio, Maryland, Oregon, Washington, and other states. This agreement allows us to assist Kaiser Permanente with its environmental awareness initiative, but does not commit Kaiser Permanente or its member hospitals to purchase any minimum quantity of products or services from us. As of December 31, 2010, a total of 13 Kaiser Permanente hospitals were under contract under this agreement.

We recently entered into a three-year reusable surgical products agreement with Catholic Healthcare West. This agreement, which is effective January 1, 2011, gives us the ability to contract with any Catholic Healthcare West hospital that chooses to use our products. Catholic Healthcare West is a 40-hospital system located in the states of California, Arizona, and Nevada. This agreement allows us to assist Catholic Healthcare West with its environmental awareness initiative, but does not commit Catholic Healthcare West or its member hospitals to purchase any minimum quantity of products or services from us.

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

On February 3, 2010, SRI Surgical and Cardinal entered into an Amended and Restated Supply and Co-Marketing Agreement (the “Amended and Restated Supply Agreement”). We previously received disposable component products included in the Hybrid Preference Packs from Cardinal Health on a consignment basis and shared profits with Cardinal based on an agreed margin split from revenue actually received from sales of Hybrid Preference Packs. The Amended and Restated Supply Agreement provides, among other things, that we purchase from Cardinal Health the disposable component products included in the Hybrid Preference Packs instead of receiving them on a consignment basis. In addition, under the Amended and Restated Supply Agreement, we pay Cardinal Health for such components a fixed percentage of the price we charge our customers for such components. This amount payable to Cardinal Health under the Amended and Restated Supply Agreement is reconciled quarterly to an agreed margin split based on revenue actually billed to Hybrid Preference Pack customers. The term of the Co-Marketing Agreement remains unchanged.

Effective June 2009, we entered into a four-year national brand distribution agreement with Cardinal Health’s medical and surgical supply chain business. This agreement appoints Cardinal a non-exclusive, authorized distributor of our products. Cardinal Health includes our products on its master merchandise file and categorizes our products as a national brand. This agreement expands upon our current supply and co-marketing relationship with Cardinal Health’s Presource surgical kitting business and gives us access to a national distribution network that currently serves the Federal government as well as other healthcare providers not currently using our reusable product offering.

We maintain an internet website located at www.srisurgical.com, which makes available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished to the Securities and Exchange Commission (“SEC”). This information is made available as soon as reasonably practicable after we electronically file it with or furnish it to the SEC. Our Code of Ethics and Corporate Compliance Policies are also posted on our website. Information contained on our website, whether currently posted or posted in the future, is not part of this document or any documents incorporated by reference in this document.

Market

Since our introduction in the early 1990’s of reusable surgical gowns and drapes of exceptional quality for healthcare providers’ use, we have added custom disposable surgical packs to our product offering. Since the early 2000’s, we have supplied and reprocessed high quality surgical instruments for our customers. Our ability to offer reusable surgical gowns and drapes, custom disposable surgical packs and reusable surgical instruments enables us to supply most everything our customers require for surgical procedures.

According to the American Hospital Association and Verispan, a healthcare consulting organization, the United States healthcare market includes approximately 5,800 acute care hospitals and 6,000 surgery centers.

The following market conditions and strategies provide continuing opportunities for us:

Continued Pressure on Providers to Contain Costs and Improve Profitability. With the growth of managed care and a decrease in surgical service reimbursements, economic constraints require providers to continually increase their efficiency. To assist them in reducing their costs of operation, we offer products and services that help our customers eliminate inventory, reduce staff, capital expenditures and medical waste, and improve their overall supply chain efficiency.

Increased Outsourcing of Provider Functions That Do Not Involve Patient Care. Providers with significant staff, capital and space dedicated to in-house processing of reusable surgical products and surgical instruments are outsourcing these functions to qualified outsourcing providers. By enabling our customers to outsource non-core functions, we allow them to increasingly focus on patient care.

Concern Regarding the Transmission of Infectious Diseases. The healthcare industry must manage the risk of infectious disease. These concerns increase the need for surgical barrier fabrics that protect surgeons and surgical staff from blood borne pathogens. Industry response to these concerns led to the promulgation of the Association for the Advancement of Medical Instrumentation (“AAMI”) PB70 standard, which establishes levels I, II, III and IV indicating increasing barrier protection. Using this standard as a guideline, the FDA mandates that any company marketing its products according to the AAMI PB70 standard submit a 510(k) prior to marketing the various levels. Our line of GreenGown™ gowns helps to prevent liquid and viral strike-through in critical areas during surgical procedures and is cleared by the FDA for appropriate barrier labeling. Additionally, our FDA-regulated processes for decontamination and reprocessing of surgical instrumentation enable healthcare providers to better manage the risk of transmission of infectious diseases.

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

Activities by Hospitals, Hospital Groups and the Federal Government to Become Better Stewards of the Environment and to Create Facilities that Practice Environmental Sustainability. Increasing governmental pressure and public awareness are driving healthcare institutions, including government run institutions, to develop plans and implement policies to control their impact upon the communities in which they reside. The realization that the healthcare industry ranks second only to the food industry in waste generation is fueling increased interest in methods to control and eliminate waste through more aggressive efforts to reduce, reuse, and recycle. Through its Green Procurement Strategy (“DoD GPP”), the U.S. Department of Defense is implementing an agency-wide green procurement program designed to reduce resource consumption and solid waste generation. Green procurement includes, among other things, the acquisition of environmentally preferable products and services. Our reusable products are ideally suited to enable these institutions to respond aggressively by reducing waste through reuse of their surgical linens and basin sets. Additionally, our agreement with Cardinal’s distribution group allows us to reach more healthcare facilities that currently do not utilize our reusable product offering, including healthcare facilities operated by the U.S. Government. As part of that agreement, our products are listed on the Department of Defense’s distribution and pricing agreement (more commonly known as the “DAPA” list). Having our products included on the DAPA list, through the agreement with Cardinal, allows government operated hospitals the ability to purchase our products.

Customers

As of December 31, 2010, we served a customer base of approximately 450 hospitals and surgery centers located throughout the United States. Our strategy is to further expand on the supply chain management needs of our current customer base, and grow our customer base by focusing on hospitals and surgery centers that are surgical procedure intensive.

We maintain short-term agreements to supply several group purchasing organizations (“GPOs”), including Novation, LLC, HealthTrust Purchasing Group, L.P., MedAssets, Inc. (including the acquisition of The Broadlane Group, effective November 16, 2010), Intermountain Health Services, Inc., Premier Purchasing

Partners, L.P., and Hospital Corporation of America. Novation is the supply company for 25,000 Voluntary Hospitals of America, Inc. and University Health System Consortium organizations. HealthTrust Purchasing is a GPO representing over 1,400 not for profit hospitals and for profit acute care facilities. MedAssets is the largest independent healthcare purchasing group in the United States. Intermountain Health Services, Inc. is a healthcare purchasing group that services 23 hospitals. Premier has more than 2,400 member hospitals and 72,000 other healthcare sites. Hospital Corporation of America represents 164 hospitals and over 100 freestanding surgery centers in 20 states. Through these relationships our products and services are potentially available to the vast majority of providers and surgery centers in our service areas. We continue to pursue additional GPO contracts that would allow us opportunities to further penetrate the healthcare market.

Products

Our principal reusable surgical products are GreenGown® surgical gowns. We also offer reusable towels, surgical drapes, and stainless steel basin sets as part of our reusable surgical product line. We provide these products in a variety of configurations for a provider’s specific needs. A major benefit of our reusable system is reduced medical waste because of the elimination of disposable, single-use products.

Our GreenGown® liquid resistant Level III and liquid proof Level IV gowns are made of some of the most technologically advanced materials available, providing users with a highly breathable gown and excellent protection. This added protection is critical to healthcare providers given the continuing concerns of doctors, staff, and regulatory authorities regarding transmission of blood borne pathogens, including HIV and hepatitis viruses. The Level III and Level IV gowns are ideal for procedures with high bodily fluid volume and of longer duration. Our Standard Level II gown is made from an advanced micro-fiber polyester liquid resistant fabric, ensuring a high degree of comfort to the user, and is a cost-effective alternative to higher priced gowns. We believe this gown is ideal for procedures with minimal fluid exposure and of shorter duration. In November 2008, we obtained FDA 510(k) clearance to market our surgical gowns as Level III and Level IV, and our surgical drape as Level IV, which is intended for use in healthcare facilities, and they are in compliance with AAMI PB70 standard. In May 2009, we obtained FDA 510(k) clearance to market our Standard surgical gowns Level II, which is intended for use in healthcare facilities, as they are in compliance with AAMI PB70 standard.

W.L. Gore and Associates (“Gore”), the supplier of the barrier fabric used in our Level III and Level IV surgical gowns and our Level IV drapes, recently notified us that it intends to exit the medical fabrics market in a timed, phased manner. Gore gave its customers the option to make advance purchases of fabric to bridge their process of transitioning to another supplier, and we expect to make substantial purchases of fabric pursuant to this program. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As a result of Gore’s exit from the medical fabrics market, we will need to identify, evaluate, and engage a new supplier of barrier fabric to replace Gore. We believe alternate suppliers exist that could manufacture comparable medical fabrics for us. We are exploring arrangements with potential alternate suppliers. See Item 1A. “Risk Factors – We Rely on Key Suppliers”

We utilize RFID technology in our ten processing facilities. RFID technology is a method for identifying and tracking objects based on the use of a small tag that stores a unique code. We utilize “multi-read” RFID tags in our reusable surgical gowns and drapes, which allow us to replace the use of labor-intensive bar code scanning to track product usage. This technology offers us improved inventory control and monitoring of product quality. SRI Surgical holds a patent covering this process.

We contract with third-party vendors for cutting and sewing of gowns and drapes. We had a procurement agreement with Standard Textile Co., Inc. (“Standard Textile”) as our supply source for reusable surgical products, the term of which expired in August 2008. We continue to work with Standard Textile on a month-to-month basis. We are also utilizing a secondary supplier.

To complement our reusable surgical products, we offer disposable packs containing single-use disposable products, such as gauze, needles, syringes, and tubing. These packs are developed to a customer’s specifications, and in combination with our reusable line of surgical products, offer a cost-effective, high-quality alternative to custom procedure packs containing all disposable products. As mentioned above, in November 2008, we entered into the Co-Marketing Agreement with Cardinal (see Item 1. “Business – the Company”). Under this agreement, Cardinal is appointed our sole vendor of disposable surgical packs for our existing customer base on the date the agreement was signed. In addition, this agreement provides for a new product offering known as the Hybrid Preference Pack™. The Hybrid Preference Pack™ combines our reusable products with Cardinal’s disposable surgical packs. This combined product responds to hospital and surgery center green initiatives by providing environmentally preferred purchasing options that maximize value and minimize waste.

Our instrument-processing program, called AccuSetSM, offers our customers the benefit of consistently available surgical instruments processed at an FDA-regulated facility. Our thorough cleaning and inspection process assures that surgical instruments are functional and meet rigorous quality standards. We offer general, laparoscopic, orthopedic, arthroscopic, ophthalmic, neurological, ENT (ear, nose and throat) and L&D (labor and delivery) instrument processing at our facilities. We have also introduced an overnight instrument processing program, ReadyCaseSM OnDemand. The program makes available to hospitals and surgery centers additional processing capabilities at our FDA-regulated facilities should they find themselves in sudden need. As of December 31, 2010, we serviced instrument programs at 72 hospitals.

We offer instruments as part of the AccuSetSM program pursuant to a Joint Marketing Agreement with Aesculap, Inc. (“Aesculap”), one of the oldest and largest worldwide suppliers of surgical instruments. In March 2003, we signed a 10-year Joint Marketing Agreement under which Aesculap provides most of the surgical instruments that we supply to our customers and are used in their surgical procedures. Aesculap receives an agreed upon fee from us for each procedure based on the number and kinds of procedures performed with its instruments and the number and combination of instruments used for each procedure. We have also developed vendor relationships with many leading manufacturers of surgical instruments to procure instrumentation preferred by our customers that Aesculap does not manufacture. These vendor relationships expand the range of solutions that we offer our customers. We expect our instrument-processing program will continue to grow.

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

Employees

As of December 31, 2010, we employed 839 people. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.

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

The challenging healthcare environment in recent years has led to increasingly intense competition among suppliers and manufacturers of surgical products. As providers seek to reduce operating costs in response to pressure from governments, insurance companies, and health maintenance organizations, suppliers and manufacturers are being forced to compete on price, service, quality and delivery of innovative solutions that improve the healthcare supply chain. Because we believe competitive pressure will continue to intensify for the foreseeable future, we must position SRI Surgical to effectively compete based on our high quality service and innovative outsourcing solutions.

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

In addition, other federal, state and local regulatory authorities, including those enforcing laws which relate to the environment, fire hazard control, and working conditions, have jurisdiction to take actions that could have a material adverse effect on us. We make expenditures from time to time to comply with environmental regulations, but do not expect to make any material capital expenditures for environmental compliance during 2011. However, current environmental estimates could be modified as a result of changes in our plans, legal requirements or other factors.

Item 1A.	Risk Factors

The cautionary statements set forth below, as well as factors described elsewhere in this Annual Report on Form 10-K and in other SEC filings, discuss important factors that could cause actual results to differ materially from any forward-looking statements that we make. We assume no obligation to update these forward-looking statements.

We may need additional capital in the future, which might not be available. Our business is capital intensive and requires annual expenditures for additional surgical products. Should we need or otherwise decide to raise additional funds, we may not be able to obtain financing on favorable terms, if at all. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competitive pressures or unanticipated requirements, or otherwise support our operations.

Our Credit Facility expires on August 7, 2011, and we might not be able to renew the facility with our current lender or secure another credit facility before this one matures. The absence of a credit facility would materially adversely affect us.

Our Credit Facility requires us to maintain minimum tangible net worth and fixed charge coverage ratio covenants. As of December 31, 2010, we are in compliance with all the financial and non-financial covenants under the amended credit facility. In certain past quarters, we were unable to comply with these covenants and we might not comply with those covenants in future periods. Based on our current projections, we likely will not be in compliance with the tangible net worth requirement in the first quarter of 2011. There is no assurance that our lender will waive compliance, and a breach of those covenants would adversely affect us. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

We cannot predict the effect that health care reform and other changes in government programs may have on our business, financial condition, results of operations or cash flows. In March 2010, the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (“Health Care Reform Legislation”) was signed into law. In general, the Health Care Reform Legislation seeks to reduce health care costs and decrease over time the number of uninsured legal U.S. residents, by among other things, requiring employers to offer, and individuals to carry, health insurance or be subject to penalties. At this time, we cannot predict the full impact of the Health Care Reform Legislation due to its complexity and lack of implementing regulations or interpretive guidance, as well as our inability to foresee the law’s impact on our customers. Implementation of the Health Care Reform Legislation could ultimately have a material adverse affect on us.

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

As disclosed under Item 1. “Business – Products,” Gore, our supplier of the barrier fabric that we use in our Level III and Level IV surgical gowns and our Level IV drapes, notified us that it intends to exit the medical fabrics market in a timed, phased manner. We expect to make significant advance purchases of fabric to bridge the process of transitioning to another supplier and also initiating the process of identifying, evaluating, and engaging that new supplier. Any failure by us to make adequate advance purchases of barrier fabric from Gore or to engage a new supplier of barrier fabric that meets our requirements in a timely manner could materially adversely affect us. There is no assurance that Gore will make a sufficient amount of product available to us or that we will be able to finance the purchase price of the advance purchases on acceptable terms, if at all.

In November 2008, we entered into a Co-Marketing Agreement with Cardinal. The Co-Marketing Agreement appoints Cardinal the exclusive supplier of disposable products for our customers. If this arrangement does not provide the results that we expect we could be materially and adversely affected.

We are subject to fluctuations in the availability and cost of commodity items used in our products and distribution network. We depend on various component raw materials supplied by others for our operations and certain products we offer our customers. Our supplier relationships could be interrupted due to natural disasters or other events or could be terminated. A sustained interruption in the flow of adequate supplies, or a shortage of a particular item, could have an adverse effect on our business as we may not be able to manage price fluctuations in commodity type items.

Additionally, our distribution network uses diesel fuel. Oil and gas prices remain volatile and have fluctuated significantly in recent years, causing our costs to distribute our products to fluctuate. The healthcare industry is highly competitive and many of our customers have cost-containment initiatives, so we might not be able to pass along cost increases through higher prices or fuel surcharges. If we cannot fully offset cost increases through other cost reductions, or recover these costs through price increases or fuel surcharges, our results of operations could be adversely affected. We might also be adversely affected by increases in the cost of cotton, which is a component of our towels.

The loss of a significant customer or purchasing organization could adversely affect our operating results. During the year ended December 31, 2010, hospitals belonging to three group purchasing organizations (“GPOs”), Novation, LLC, HealthTrust Purchasing Group, L.P. and MedAssets, Inc. accounted for approximately 55% of our sales. No single healthcare provider accounted for more than 10% of our revenues in 2010. Our business with these GPOs is pursuant to short-term agreements, which are subject to renewal from time to time through competitive processes. Although each GPO member hospital makes its purchasing decisions on an individual basis, the loss of a substantial portion of a GPO hospitals’ business would adversely affect our revenues and results of operations.

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

Changes in federal or state regulations could materially adversely affect us. Significant aspects of our business are subject to federal, state and local statutes and regulations governing, among other things, medical waste-disposal and workplace health and safety. In addition, most of the products furnished or sold by us are subject to regulation as medical devices by the FDA, as well as by other federal, state and local agencies. Our facilities are subject to quality systems inspections by FDA officials. The FDA has the power to enjoin future violations, seize adulterated or misbranded devices, and require the manufacturer to remove products from the market, and publicize relevant facts. Federal, state or local governments might impose additional restrictions or adopt interpretations of existing laws that could materially adversely affect us. See “Item 1. Business-Regulation.”

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

We adopted a rights plan that could make it more difficult for a third party to acquire us. On November 10, 2010, our Board of Directors adopted a shareholder rights plan to better assure that we can evaluate and respond to a disclosed indication of interest. The plan could discourage, delay, or prevent a hostile third party from acquiring a large portion of our securities, initiating a tender offer or proxy contest, or acquiring us, even if our shareholders might receive a premium for their shares over then-current market prices.

Our stock price has fluctuated and might continue to be volatile. During the 12-month period ended December 31, 2010, the sale price of our common stock on the NASDAQ Stock Market System ranged from $2.05 to $5.38. The closing price of our common stock on February 28, 2011 was $5.75. Our common stock price might continue to be volatile in the future.

Item 1B.	Unresolved Staff Comments

Not applicable

Item 2.	Properties

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

We maintain service centers in Atlanta, Detroit, Louisville, Miami and Oklahoma City to facilitate distribution of our products to our customers.

We own our Chattanooga, Cincinnati, Houston, and Stockton processing facilities and our corporate headquarters. We lease the remaining processing facilities and service centers.

We believe that our existing facilities adequately serve our current requirements. The table below summarizes our properties and the major markets they serve as of December 31, 2010:

	Square Footage (Approx.)	Lease Expiration	Selected Markets Served
Processing Facilities:
Baltimore, Maryland	58,700	May 31, 2012 (Options to 2022)	Baltimore, Philadelphia, Richmond, New Jersey
Chattanooga, Tennessee	50,000	Owned	Atlanta, Birmingham, Nashville, Mississippi
Cincinnati, Ohio	50,000	Owned	Columbus, Cincinnati, Louisville, Lexington, Detroit, Cleveland
Dallas, Texas	31,000	March 31, 2013	Dallas, Oklahoma City, Tulsa
Houston, Texas	30,000	Owned	Houston, San Antonio, Austin
Los Angeles, California	30,400	November 30, 2012	San Diego, Los Angeles
Raleigh, North Carolina	63,500	March 31, 2012 (Options to 2022)	South Carolina, North Carolina

Salt Lake City, Utah	31,800	July 6, 2012	Utah, Idaho

Stockton, California	57,000	Owned	Sacramento, San Francisco, Oakland

Tampa, Florida	63,000	January 23, 2012 (Options to 2032)	Florida, Georgia

Service Centers:

Atlanta	3,150	March 31, 2013

Detroit, Michigan	7,300	November 30, 2012

Louisville, Kentucky	8,660	Month-to-Month

Miami, Florida	4,000	January 31, 2011

Oklahoma City, Oklahoma	3,600	February 28, 2012

Corporate Office:

Tampa, Florida	42,000	Owned

We are currently negotiating amended lease agreements on the facilities that are set to expire in 2012. We believe new or amended leases will be completed prior to each lease expiration date.

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

Common Stock Information

Our common stock trades publicly on The NASDAQ Stock Market LLC (NASDAQ Global Market) (the “NASDAQ”) under the symbol “STRC”. On February 25, 2011, there were approximately 33 holders of record of our common stock. The table below sets forth the high and low sales prices for our common stock for fiscal years 2009 and 2010, as reported on the NASDAQ.

Common Stock Price Range

Year ended December 31, 2009	High	Low
First quarter	$1.80	$0.76
Second quarter	$1.58	$1.00
Third quarter	$2.82	$1.30
Fourth quarter	$3.40	$1.50

Year ended December 31, 2010
First quarter	$3.50	$2.05
Second quarter	$5.38	$3.35
Third quarter	$3.99	$2.70
Fourth quarter	$4.80	$2.51

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

Stock Performance Graph

The following graph shows a comparison of our cumulative total shareholder return, NASDAQ Global Market (U.S.), and the NASDAQ Health Care Index. This graph assumes that $100 was invested on December 31, 2005 in our common stock and in the other indices and in each case, assumes reinvestment of all dividends. Historic stock price performance does not necessarily indicate future stock price performance.

Item 6.	Selected Financial Data

The following table contains certain selected financial data that have been derived from our audited financial statements. The data should be read in conjunction with the Financial Statements and Notes thereto incorporated into Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” incorporated into Item 7.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Statement of operations data:
Revenues	$100,864	$98,453	$97,028	$94,201	$93,831
Cost of revenues	78,096	78,355	75,599	73,947	71,534

Gross profit	22,768	20,098	21,429	20,254	22,297
Distribution expenses	7,525	6,933	7,227	6,394	6,327
Selling and administrative expenses	16,362	16,607	16,289	17,775	17,574

Loss from operations	(1,119)	(3,442)	(2,087)	(3,915)	(1,604)
Interest expense	702	619	1,077	1,385	1,206
Other income	(361)	(367)	(396)	(342)	—

Loss before income taxes	(1,460)	(3,694)	(2,768)	(4,958)	(2,810)
Income tax expense (benefit)	100	82	(212)	(1,765)	(857)

Net Loss	$(1,560)	$(3,776)	$(2,556)	$(3,193)	$(1,953)

Basic loss per common share	$(0.24)	$(0.58)	$(0.40)	$(0.50)	$(0.31)

Diluted loss per common share	$(0.24)	$(0.58)	$(0.40)	$(0.50)	$(0.31)

Weighted average common shares outstanding:
Basic	6,450	6,464	6,434	6,399	6,338

Diluted	6,450	6,464	6,434	6,399	6,338

Balance sheet data (at end of period):
Reusable surgical products, net	$17,369	$18,151	$20,577	$19,416	$20,954
Total assets	61,708	62,928	69,746	71,968	74,354
Notes payable	5,561	6,124	8,434	2,493	2,497
Mortgages payable	3,780	4,013	4,228	4,286	4,524
Bonds payable	520	520	520	7,060	7,720
Total liabilities	22,764	23,063	26,764	27,342	27,636
Shareholders’ equity	38,944	39,865	42,982	44,626	46,718

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In November 2008, we signed a five-year Supply and Co-Marketing Agreement (the “Co-Marketing Agreement’) with Cardinal Health 200, Inc. (“Cardinal”), an affiliate of Cardinal Health, Inc. We appointed Cardinal as our exclusive provider of disposable surgical products. We jointly market an environmentally friendly combined reusable pack (produced by us) and disposable surgical pack (produced by Cardinal) called the Hybrid Preference Pack™. The Co-Marketing Agreement gives us an opportunity to focus on our core strengths: reusable surgical products, instrumentation and management of central sterilization and supply chain activities. The Co-Marketing Agreement gives our environmentally friendly solution greater reach and visibility throughout the healthcare market and combines the strengths of two organizations that are market leaders in their segments for a more efficient and effective delivery of healthcare solutions. We amended and restated the Co-Marketing Agreement in February 2010 to provide, among other things, that we purchase from Cardinal Health the disposable component products included in the Hybrid Preference Packs, instead of receiving them on a consignment basis. See “Item 1. Business – The Company” for a further description. The change in the arrangement for disposable component products contributed approximately $200,000 of the $2.7 million increase in our gross margins in 2010.

Under the terms of the Co-Marketing Agreement with Cardinal Health, we received $1.0 million and $250,000 in January 2009 and 2010, respectively, which was initially recognized in other accrued expenses in our balance sheets. The amounts received from Cardinal Health reimbursed us for certain expenses incurred for marketing and sales, opening depots in territories not currently served by us, and to close our disposable products assembly plant located in Plant City, Florida, among other items. During the years ended December 31, 2010 and 2009, we incurred costs of $37,000 and $485,000, respectively, related to certain costs, including severance, asset disposal and other costs, associated with the closing of our disposable assembly facility in Plant City, Florida. The costs directly associated with the plant closing were applied against the payment received from Cardinal Health. Additionally, during the years ended December 31, 2010 and 2009, we incurred costs of $399,000 and $329,000, respectively, related to the hiring of sales and marketing professionals to support the agreement, as well as software development, and training and management sessions in an effort to support the agreement. The direct costs incurred in support of the agreement with Cardinal Health were applied against the payment received from Cardinal Health. We accounted for cash incentive payments under the provisions of Accounting Standards Codification (“ASC”) 605-50-45-13b, Revenue Recognition: Customer Payments and Incentives, which requires that consideration received from a vendor that is a reimbursement for cost incurred to sell the vendor’s product be characterized as a reduction of that cost when recognized in the income statement.

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

Our profitability is primarily determined by our revenues, the efficiency with which we deliver products and services to our customers, and our ability to control our costs. We incurred operating and net losses for the year ended December 31, 2010, but our results trended positively to a net profit in the third and fourth quarters of 2010. We incurred a significant loss during the three months ended March 31, 2010, primarily as a result of lower procedure volumes at several of our largest customers, as well as an increase in insurance costs related to higher than normal claims volume, selling expenses, and distribution related costs. During the last nine months of 2010, our reusable surgical product revenues increased as the level of interest in our environmentally friendly products continued to grow, and we experienced higher margins driven by increased reusable surgical product revenue, improved operational efficiencies and lower levels of product loss.

Our principal strategic opportunity to improve our operating results is to capitalize on our service capabilities and considerable infrastructure by leveraging our current relationships with existing customers and adding new customers. We continue to focus on introducing our current and potential new customers to our physician-specific ReadyCaseSM case cart management system, which has been our principal source of new sales. In addition, the Co-Marketing Agreement with Cardinal Health allows our sales force to focus on our strengths: reusable surgical products, instrumentation, and management of central sterilization and supply chain activities. The agreement gives our environmentally friendly solution greater reach and visibility throughout the healthcare market. It combines the strengths of two organizations that are leaders in their segments for a more efficient and effective delivery of healthcare solutions. See “Item 1. Business – The Company.”

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

Health Insurance Reserves. We offer employee benefit programs including health insurance to eligible employees. We retain a liability up to $110,000 annually for each health insurance claim. Our policy has an estimated annual aggregate liability limit of $3.9 million. We accrue health insurance costs using estimates to approximate the liability for reported claims and claims incurred but not reported. Using different estimates or assumptions could produce different reserve balances. If actual claim results exceed our estimates, our health insurance reserve would increase, which could adversely affect our results of operations.

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

Income Taxes. Our effective tax rate is based on our income or losses and statutory tax rates in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and evaluating our tax positions. Income taxes have been provided using the asset and liability method in accordance with ASC Topic 740, Income Taxes, (“ASC 740”). In accordance with ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in operations in the period that includes the enactment date of the rate change. The tax benefits must be reduced by a valuation allowance in certain circumstances. Realization of the deferred tax benefits is dependent on generating sufficient taxable income prior to the expiration of any net operating loss carry-forwards. We periodically review deferred tax assets for recoverability, and provide valuation allowances as necessary.

Stock-Based Compensation. In accordance with ASC Topic 718, Share-Based Payments”, (“ASC 718”) and the Security and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”), we recognize stock-based compensation expense in our statements of operations. We have elected to use the binomial model to determine the fair value of our issued options. Option pricing models require the input of subjective assumptions, including the expected life of the option, the price volatility of the underlying stock, expected interest rates and forfeitures. If actual results differ significantly from our assumptions, stock-based compensation could increase or decrease. For further discussion of our stock-based compensation, see Note B-Summary of Significant Accounting Policies – Stock-Based Compensation and Note J – Stock-Based Compensation to the financial statements.

Recently Issued Accounting Standards

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU was effective for us for the first quarter of 2010, except for the requirement to provide level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only and we do not have any items that meet the classification as Level 2 or Level 3 items, its adoption will not have a material impact on our results of operations or financial condition.

Results of Operations

We operate on a 52-53 week fiscal year ending the Sunday nearest December 31st. The financial statements are reflected as of December 31, 2010, 2009 and 2008 for presentation purposes only. The actual end of each period was January 2, 2011, January 3, 2010, and December 28, 2008, respectively. There are 52 weeks in 2010, 53 weeks in 2009 and 52 weeks in 2008.

The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in our statements of operations:

	Years Ended December 31,
	2010	2009	2008
Revenues	100.0%	100.0%	100.0%
Cost of revenues	77.4	79.6	77.9

Gross profit	22.6	20.4	22.1
Distribution expenses	7.5	7.0	7.4
Selling and administrative expenses	16.2	16.9	16.8

Loss from operations	(1.1)	(3.5)	(2.1)
Interest expense	0.7	0.6	1.1
Other income	(.4)	(0.4)	(0.4)

Loss before income taxes	(1.4)	(3.7)	(2.8)
Income tax provision (benefit)	0.1	0.1	(0.2)

Net loss	(1.5)%	(3.8)%	(2.6)%

Year ended December 31, 2010 compared to year ended December 31, 2009

Revenues

Revenues increased $2.4 million, or 2.4%, to $100.9 million for the year ended December 31, 2010, compared to $98.4 million for the year ended December 31, 2009. As noted above, we operate on a 52-53 week fiscal year. Those weeks break down into a number of operating days which varies after taking into account company holidays. As a result, a key metric we utilize to run our business is our average daily revenue. There were 254 billing days in 2010 and 258 billing days in 2009. Our average daily revenue was $397,000 and $382,000 in 2010 and 2009, respectively. The increase in our average daily revenue in 2010 when compared to 2009 is primarily related to the increase in demand for our reusable surgical product offering and the amendment to the co-marketing agreement under which we now recognize all revenues for Hybrid Preference Pack™ customers. Partially offsetting these increases were lower procedure volumes and industry pricing pressures, as well as, customer losses.

Under the Supply and Co-Marketing Agreement with Cardinal Health, the Company accounted for disposable component products that were included in the Hybrid Preference Packs on a consignment basis and did not recognize any associated revenue. On February 3, 2010 the Company entered into the Amended and Restated Supply Agreement, at which time the Company began purchasing the disposable component products that were included in the Hybrid Preference Packs and recognizing the associated revenue upon sale. During 2010, the Company recognized $2.7 million of revenue related to the disposable component products of the Hybrid Preference Packs, which accounted for approximately $11,000 of the average daily revenue increase in 2010 compared to 2009.

Gross Profit

Gross profit increased $2.7 million, or 13.3%, to $22.8 million for the year ended December 31, 2010, compared to $20.1 million for the prior year. As a percentage of revenues, gross profit increased by 2.2 percentage points to 22.6% for the year ended December 31, 2010 compared to 20.4% for the prior year. The increase in gross profit was primarily due to higher revenues of approximately $2.4 million, lower reusable surgical product loss of $1.8 million, lower instrument usage fees of $844,000, lower repairs and maintenance of $301,000 and lower sterilization expense of $147,000 relating to the closure of our Plant City operations in 2009, as well as improved labor efficiency of $472,000 and the change in the co-marketing agreement with Cardinal which accounted for less than $200,000. Partially offsetting these items were higher disposable material costs of $2.5 million, as well as, higher pack consumable costs of $223,000, as result of the increase in our revenues.

The lower reusable surgical product loss was due to lower levels of product loss in 2010, as well as the prior year adjustment for additional product loss that was recorded in the three months ended September 30, 2009, see Note P – Third Quarter 2009 Adjustments. The lower levels of product loss in 2010 are attributable to our focus on the management of linens at customer locations, as well as improved technology to track linens once they leave our facilities. The lower instrument usage fees were primarily the result of the loss of a large instrument customer during 2010, as well as the change in the mix of instrument sets used by our customers. The increase in disposable material costs relates almost entirely to our purchasing disposable materials from Cardinal Health. The disposable products purchased under the Hybrid Preference Pack program have lower margins because we are no longer assembling these products and incur a higher cost per product than in prior years. Prior to February 2010, we received the disposable packs contained in the Hybrid Preference Packs on consignment from Cardinal Health. Consequently, we did not recognize gross revenues or costs associated with these disposable packs. Under the terms of the amended agreement, effective February 2010, we now purchase the disposable packs from Cardinal Health and therefore recognize all associated revenues and costs of the Hybrid Preference Pack. We pay Cardinal Health for the disposable packs that we purchase without regard to our risk of collecting those amounts due from our customers.

Distribution Expenses

Distribution expenses increased $592,000, or 8.5%, to $7.5 million for the year ended December 31, 2010, compared to $6.9 million in the prior year. The increase in distribution expenses in 2010 when compared to the prior year was primarily due to higher vehicle fuel costs, as well as increased labor-related costs and vehicle lease expense, as we added additional drivers and vehicles to service new customer routes. The increase in vehicle fuel costs was caused by the increase in diesel fuel costs and miles driven to service new customer routes.

Selling and Administrative Expenses

Selling and administrative expenses decreased $244,000, or 1.5%, to $16.4 million for the year ended December 31, 2010, compared to $16.6 million in the prior year. The decrease in selling and administrative expenses in 2010 is primarily attributable to the extra week of operations in fiscal 2009 (our 53-week year end), lower other professional fees of $274,000, lower severance-related costs of $206,000 primarily due to the departure of a former officer in 2009, and lower payroll-related costs of $114,000, which were partially offset by higher group purchasing organization (“GPO”) related marketing and administrative fees of $208,000, as well as $120,000 of costs incurred in the fourth quarter relating to the unsolicited expression of interest from a potential acquirer.

Interest Expense

For the year ended December 31, 2010, interest expense increased $83,000, or 13.4%, to $702,000, compared to $619,000 in the prior year. The increase in interest expense is primarily due to higher interest rates as well as generally higher average outstanding balances.

Other Income

Other income was $361,000 for the year ended December 31, 2010, primarily as a result of rental income, which is essentially the same as the prior year. In 2007, we entered into an agreement to lease to a third party a portion of our corporate headquarters under a non-cancelable operating lease.

Income Tax Expense

Our effective tax rate is a function of our income or loss before taxes and statutory tax rates, as well as minimum taxes, in the various jurisdictions in which we operate. Income tax expense (benefit) is a function of our net income or loss, effective tax rate and valuation allowances. Our effective tax rate for 2010 was 6.8%, compared to 2.2% for 2009, principally because of a valuation allowance recorded in 2010 to reduce certain deferred tax assets and the reduced level of loss in 2010.

Net loss Per Common Share

We recorded a net loss per common share of $0.24 on a basic and diluted per share basis for 2010 compared with a net loss per common share of $0.58 in 2009.

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

Interest Expense

For the year ended December 31, 2009, interest expense decreased $458,000, or 42.5%, to $619,000 compared to $1.1 million in the prior year. The lower expense when compared to 2008 is due primarily to generally lower interest rates and lower average outstanding balances under our revolving credit facility during the year. During the third quarter of 2009, we converted $4.0 million of our outstanding line of credit and $4.0 million of our term loan to a LIBOR-based rate which had a lower interest rate compared to the Prime based rate.

Other Income

Other income was $367,000 for the year ended December 31, 2009, primarily as a result of rental income, which is essentially the same as the prior year. Effective March 1, 2007, we entered into an agreement to lease to a third party a portion of our corporate headquarters under the terms of a non-cancelable operating lease.

Income Tax Expense (Benefit)

Our effective tax rate is a function of our income or loss before taxes and statutory tax rates, as well as minimum taxes, in the various jurisdictions in which we operate. Income tax expense (benefit) is a function of our net income or loss, effective tax rate and valuation allowances. The effective tax rate for the year ended December 31, 2009 was 2.2% compared to (7.7)% for the year ended December 31, 2008. The primary reason for the lower effective tax rate for the year ended December 31, 2009, as compared to the same period last year is primarily attributable to a valuation allowance recorded in 2009 to reduce certain deferred tax assets to the amount that will more likely than not be realized and a deferred tax adjustment recorded during the fourth quarter 2009.

Net loss Per Common Share

We recorded a net loss per common share of $0.58 on a basic and diluted per share basis for 2009 compared with a net loss per common share of $0.40 in 2008.

Liquidity and Capital Resources

Our principal sources of capital have been cash flows from operations and borrowings under our revolving credit facility. As of December 31, 2010, we had approximately $1.3 million in cash and cash equivalents, compared to approximately $802,000 as of December 31, 2009. In addition, as of December 31, 2010, we had $9.6 million available under our credit facility, after accounting for amounts outstanding under the credit facility, certain letters of credit principally associated with our bonds payable (described below) and a general reserve.

Net cash provided by operating activities for 2010 was $8.5 million as compared to $10.3 million last year. Net cash from operations during 2010 primarily related to depreciation and amortization expense of $8.8 million, an increase in accounts payable of $1.3 million, the provision for slow moving reusable surgical products and shrinkage of $1.2 million and stock-based compensation expense of $636,000, which was partially offset by a decrease in employee-related and other accrued expenses of $833,000, an increase in our accounts receivable of $682,000, and our net loss of $1.6 million. When compared to cash from operations during 2009, the decrease is primarily attributable to the decrease in inventories in 2009, as well as the decrease in our provision for slow moving reusable surgical products and shrinkage. The decrease in inventories in 2009 is the result of the Co-Marketing Agreement with Cardinal Health, as we no longer carry the same levels of raw materials and finished goods and we no longer have work in process. The decrease in the provision for slow moving reusable surgical products and shrinkage is the result of lower levels of shrinkage and lost products in 2010 when compared to 2009.

Net cash used in investing activities in 2010 was $7.2 million as compared to $7.5 million in 2009. Cash used in investing activities primarily related to purchases of property, plant and equipment and reusable surgical products. We estimate that our expenditures in 2011 for property, plant and equipment will be approximately $2.5 million and reusable surgical products expenditures will be approximately $7.0 million, an amount that may fluctuate depending on the growth of our business. We expect instrument revenues will continue to grow and, as a result, we expect our instrument inventory will continue to grow. We estimate that our expenditures in 2011 for instrument inventory will be approximately $1.2 million.

As noted under Item 1. “Business – Products,” as a result of Gore’s intent to exit the medical fabrics market, we intend to make advance purchases of fabric to bridge the process of transitioning to another supplier. We anticipate this purchase will cause us to incur between $10 million and $13 million of capital expenditures in 2012, which we intend to finance through our renewal or replacement credit facility. There is no assurance that we will be able to secure financing on acceptable terms, if at all.

Net cash used in financing activities in 2010 was $793,000 compared to $2.5 million in 2009. Cash used in financing activities was primarily a result of slightly higher repayments on our outstanding notes and mortgage payable, partially offset by our borrowings on our notes payable.

Credit Facility

On August 7, 2008, we entered into a three-year $24.3 million credit facility (the “Credit Facility”), which includes a revolving loan of up to $20 million for working capital, letters of credit, capital expenditures and other purposes, and a $4.3 million term loan, which replaced a prior mortgage loan on our Tampa headquarters. Actual amounts available under the revolving loan are determined by a defined borrowing base, which primarily relates to outstanding receivables, inventories and reusable surgical products. As a result of the borrowing base calculation as of December 31, 2010, we had $17.3 million available for advances, of which we used $7.7 million of the revolving loan, including $5.6 million of advances, $2.0 million of availability for letters of credit to support our bonds and self-insurance policies, and $0.1 million to maintain a required reserve. As of December 31, 2010, we had $3.8 million outstanding on the term loan, which is classified as a mortgage payable. The term loan amortizes based on a 20-year schedule, with the remaining principal balance due when the Credit Facility expires on August 7, 2011. The Credit Facility is secured by substantially all of our assets.

On March 30, 2010, the Credit Facility was amended to require us to maintain a minimum tangible net worth covenant of at least $35 million through December 31, 2010 and $37.5 million thereafter, and to set the fixed charge coverage ratio as no less than 0.90 to 1.00 through August 31, 2010 and 1.10 to 1.00 thereafter. As of December 31, 2010, we were in compliance with all the financial and non-financial covenants under the amended credit facility. As of January 1, 2011, the tangible net worth requirement will increase, as noted above, and based on our current projections we likely will not be in compliance with the tangible net worth requirement in the first quarter of 2011. There can be no assurance that our lender will issue a waiver.

As amended, the interest rate on the revolving loan varies between 250 and 300 basis points over LIBOR or between 150 and 200 basis points over the Prime Rate, depending on the level of the fixed charge coverage ratio. Interest on the term loan varies between 275 and 325 basis points over LIBOR or between 175 and 225 basis points over the Prime Rate, depending on the level of the fixed charge coverage ratio. The type of interest rate is an election we periodically make. As of December 31, 2010, $5.5 million of the outstanding revolving loan balance was based on LIBOR plus 3.00% (3.375% at December 31, 2010) and the remaining outstanding balance of $0.1 million was at the Prime Rate plus 2.00% (5.25% at December 31, 2010). As of December 31, 2010, $3.6 million of the outstanding term loan was based on LIBOR plus 3.25% (3.625% at December 31, 2010) and the remaining outstanding balance of approximately $0.2 million was at the Prime Rate plus 2.25% (5.50% at December 31, 2010).

The Credit Facility includes typical provisions restricting us from paying dividends, incurring additional debt, making loans and investments, encumbering our assets, entering into a business outside our current operations, or entering into certain merger, consolidation, or liquidation transactions.

Our current Credit Facility expires on August 7, 2011. We are in discussions with our current lender as well as other lenders in regards to establishing a new long-term credit facility. We intend to enter into a new credit facility agreement prior to the expiration of the current Credit Facility. Although it is difficult for us to predict our future liquidity needs with certainty, our continued access to a credit facility is an essential requirement for our continued operations.

Bonds and Insurance Financing

We have outstanding public bonds that we issued to fund the construction of two of our reusable processing facilities. Interest expense on these bonds adjusts based on rates that approximate LIBOR (0.34% at December 31, 2010). Starting in 2004, we began amortizing the bonds through quarterly payments of $165,000. A balloon principal payment of $3.1 million is due on the bonds in 2014. The bonds are secured by the two reusable processing facilities and backed by letters of credit issued under the Credit Facility. The letters of credit must be renewed in January of each year through maturity in 2014 and we have complied with this requirement.

In October 2008, $6.0 million of the bonds were tendered. The holders of the tendered bonds were paid from draws against the letters of credit under our Credit Facility, and will be reflected as outstanding notes payable until they are remarketed. Under the terms of the indentures relating to the bonds, the tendered bonds can be remarketed at any time prior to their maturity in 2014. Letters of credit issued by our lenders for amounts totaling $7.2 million secure these bonds; however, only $520,000 of the letters of credit are outstanding as of December 31, 2010 as a result of the bonds being tendered.

Contractual Obligations

Our contractual cash obligations for future minimum payments, including interest, under our notes payable to bank, bonds payable, mortgage and operating leases as of December 31, 2010, are as follows:

Payments due by period (000’s)	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Notes payable, mortgage and bonds payable	$9,861	$9,341	$—	$520	$—
Operating leases	4,610	2,191	1,738	351	330

Total contractual cash obligations	$14,471	$11,532	$1,738	$871	$330

In addition, as part of our ReadyCaseSM delivery system, we offer instruments for use and reprocessing pursuant to our Joint Marketing Agreement with Aesculap. Under the terms of this agreement, Aesculap furnishes and repairs the surgical instruments that we deliver to customers and receives an agreed upon fee for each procedure. We also had a procurement agreement with Standard Textile under which we agreed to purchase 90% of our reusable surgical products from them. We are not bound to purchase any minimum quantity of products under these agreements; however, we expect to make payments under the contracts to fulfill our requirements. Our agreement with Standard Textile expired in August 2008. We are currently working with Standard Textile on a month-to-month basis. Our purchases under these agreements in 2010 were $13.5 million. Amounts paid under these agreements will vary based upon changes in customer demand, amortization rates, product prices, and other variables affecting our business.

We believe that our existing cash and cash equivalents together with expected cash provided by operations and the Credit Facility and refinancing of this facility will be adequate to finance our operations for at least the next 12 months.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our principal exposure to market risk is changes in interest rates under our various debt instruments and borrowings. The outstanding balance under our revolving credit facility was approximately $5.6 million as of December 31, 2010. The interest rate on the revolving loan varies between 250 and 300 basis points over LIBOR or between 150 and 200 basis points over the Prime Rate, depending on the level of the fixed charge coverage ratio. We periodically elect the type of interest rate for this loan. As of December 31, 2010, $5.5 million of the outstanding revolving loan balance was based on LIBOR plus 3.00% (3.375% at December 31, 2010) and the remaining outstanding balance of $0.1 million was at the Prime Rate plus 2.00% (5.25% at December 31, 2010). Assuming an outstanding balance of this facility of $5.6 million, if the Prime and LIBOR Rates increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $13,900 per quarter.

The outstanding balance under the term loan portion of the Credit Facility was approximately $3.8 million as of December 31, 2010. Interest on the term loan varies between 275 and 325 basis points over LIBOR or between 175 and 225 basis points over the Prime Rate, depending on the level of the fixed charge coverage ratio. We periodically elect the type of interest rate for this loan. As of December 31, 2010, $3.6 million of the outstanding term loan was based on LIBOR plus 3.25% (3.625% at December 31, 2010) and the remaining outstanding balance of approximately $0.2 million was at the Prime Rate plus 2.25% (5.50% at December 31, 2010). Assuming an outstanding balance of this facility of $3.8 million, if the Prime and LIBOR Rates increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $9,500 per quarter.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

SRI/Surgical Express, Inc.

We have audited the accompanying balance sheets of SRI/Surgical Express, Inc. (a Florida corporation) as of December 31, 2010 and 2009, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SRI/Surgical Express, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Tampa, Florida
March 7, 2011

SRI/SURGICAL EXPRESS, INC.

BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$1,327	$802
Accounts receivable, net	12,117	11,460
Inventories, net	3,398	2,903
Prepaid expenses and other assets	2,092	1,947
Reusable surgical products, net	17,369	18,151
Property, plant and equipment, net	25,405	27,665

Total assets	$61,708	$62,928

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$5,561	$6,124
Accounts payable	8,768	7,439
Employee related accrued expenses	1,642	1,919
Other accrued expenses	2,493	3,048
Mortgage payable	3,780	4,013
Bonds payable	520	520

Total liabilities	22,764	23,063

Commitments and Contingencies (Note G)	—	—
Shareholders’ Equity
Preferred Stock – authorized 5,000,000 shares of $0.001 par value; no shares issued and outstanding at December 31, 2010 and 2009	—	—
Common Stock – authorized 30,000,000 shares of $0.001 par value; issued and outstanding 6,485,678 and 6,485,978 shares at December 31, 2010 and 2009, respectively	6	6
Additional paid-in capital	33,664	33,025
Retained earnings	5,274	6,834

Total shareholders’ equity	38,944	39,865

Total liabilities and shareholders’ equity	$61,708	$62,928

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Revenues	$100,864	$98,453	$97,028
Cost of revenues	78,096	78,355	75,599

Gross profit	22,768	20,098	21,429
Distribution expenses	7,525	6,933	7,227
Selling and administrative expenses	16,362	16,607	16,289

Loss from operations	(1,119)	(3,442)	(2,087)
Interest expense	702	619	1,077
Other income	(361)	(367)	(396)

Loss before income taxes	(1,460)	(3,694)	(2,768)
Income tax expense (benefit)	100	82	(212)

Net loss	$(1,560)	$(3,776)	$(2,556)

Basic loss per common share	$(0.24)	$(0.58)	$(0.40)

Diluted loss per common share	$(0.24)	$(0.58)	$(0.40)

Weighted average common shares outstanding – basic	6,450	6,464	6,434

Weighted average common shares outstanding – diluted	6,450	6,464	6,434

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at January 1, 2008	6,470,978	$6	$31,454	$13,166	$44,626

Restricted stock issued	25,000	—	—	—	—
Compensation expense on stock options	—	—	912	—	912
Net loss	—	—	—	(2,556)	(2,556)

Balance at December 31, 2008	6,495,978	6	32,366	10,610	42,982

Common stock cancelled	(10,000)	—	—	—	—
Compensation expense on stock options	—	—	659	—	659
Net loss	—	—	—	(3,776)	(3,776)

Balance at December 31, 2009	6,485,978	6	33,025	6,834	39,865

Common stock cancelled	(3,000)	—	—	—	—
Exercise of Stock Options	2,700	—	3	—	3
Compensation expense on stock options	—	—	636	—	636
Net loss	—	—	—	(1,560)	(1,560)

Balance at December 31, 2010	6,485,678	$6	$33,664	$5,274	$38,944

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(1,560)	$(3,776)	$(2,556)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,250	3,368	3,537
Amortization of reusable surgical products	5,592	5,175	5,180
Stock based compensation expense	636	659	912
Provision (reduction) for doubtful accounts	25	18	(759)
(Reduction) provision for slow moving inventory	(251)	48	(211)
Provision for reusable surgical products’ shrinkage	1,420	3,155	1,275
Deferred income taxes	—	—	(55)
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(682)	(278)	1,172
(Increase) decrease in inventories	(244)	2,776	643
(Increase) decrease in prepaid expenses and other assets	(145)	323	1,843
Increase (decrease) in accounts payable	1,330	(1,022)	477
Decrease in employee related and other accrued expenses	(833)	(117)	(303)

Net cash provided by operating activities	8,538	10,329	11,155

Cash flows from investing activities:
Purchases of property, plant and equipment	(990)	(1,582)	(1,394)
Purchases of reusable surgical products	(6,230)	(5,904)	(7,616)

Net cash used in investing activities	(7,220)	(7,486)	(9,010)

Cash flows from financing activities:
Borrowings on notes payable	105,224	98,215	43,907
Repayments on notes payable	(105,787)	(100,513)	(39,600)
Repayment on bonds payable	—	—	(6,540)
Proceeds from mortgage refinancing	—	—	4,300
Repayments on mortgage payable	(233)	(215)	(4,358)
Payments on obligation under capital lease	—	(12)	(26)
Proceeds from exercise of stock options	3	—	—

Net cash used in financing activities	(793)	(2,525)	(2,317)

Increase (decrease) in cash and cash equivalents	525	318	(172)
Cash and cash equivalents at beginning of year	802	484	656

Cash and cash equivalents at end of year	$1,327	$802	$484

Supplemental cash flow information:
Cash paid for interest	$515	$644	$1,172

Cash paid (received) for income taxes, net	$61	$(111)	$(364)

Supplemental schedule of non-cash investing activities:
Assets acquired under capital lease	$—	$—	$353

Noncash insurance financing	$—	$—	$782

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE A – DESCRIPTION OF ORGANIZATION AND BUSINESS

SRI/Surgical Express, Inc. (“SRI Surgical” or the “Company”) is a supplier and reprocessor of reusable surgical linen and instrumentation to hospitals and surgery centers across the United States. The Company offers a combination of high quality reusable surgical products (including gowns, towels, drapes, basins and surgical instruments), disposable surgical products, and instruments in a comprehensive case cart management system. At ten regional facilities, the Company collects, sorts, cleans, inspects, packages, and sterilizes its reusable surgical products and instruments, and delivers daily on a just-in-time basis. The Company also provides an outsource solution for the management of hospital instrumentation and central sterilization. The Company operates in one industry segment.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

The Company presents an unclassified balance sheet as a result of the extended amortization period (predominantly three to six years) of its reusable surgical products. The Company provides reusable surgical products to its customers on a per use basis similar to a rental arrangement.

The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31st. The financial statements reflect the Company’s year-end as of December 31st for presentation purposes only. The actual end of each period was January 2, 2011, January 3, 2010, and December 28, 2008. There were 52 weeks included in the year ended December 31, 2010 and 2008, and 53 weeks included in the year ended December 31, 2009 .

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

Accounts Receivable, Net

The Company has accounts receivable from hospitals and surgery centers. The Company does not believe that there is sufficient credit risk associated with those receivables to require a form of collateral from its customers. The allowance for doubtful accounts as of December 31, 2010 and 2009 was approximately $122,000 and $124,000, respectively. The allowance for doubtful accounts relates to accounts receivable not expected to be collected and is based on management’s assessment of specific customer balances, the overall aging of the balances, and the financial stability of the customers.

Concentration of Credit Risk

For the year ended December 31, 2010, revenues relating to hospitals belonging to three group purchasing organizations (Novation, LLC, HealthTrust Purchasing Group, L.P., and MedAssets, Inc.) collectively accounted for approximately 55% of the Company’s revenues. For the years ended December 31, 2009 and 2008, revenues relating to hospitals belonging to these group purchasing organizations collectively accounted for approximately 62% and 65%, respectively, of the Company’s revenues. No single hospital or surgery center customer accounted for more than 10% of the Company’s revenues for the year ended December 31, 2010. The Company had one customer, a healthcare provider, which accounted for approximately 10% and 11% of revenue for the years ended December 31, 2009 and 2008, respectively.

Unbilled Receivable

Included in prepaid expenses and other assets are unbilled receivables related to certain instruments purchased on behalf of a vendor in the amounts of $189,000 and $49,000 at December 31, 2010 and 2009, respectively.

Inventories, Net

Inventories consist of raw materials, principally consumables, supplies, and disposable surgical products; and finished goods consisting of assembled packs of various combinations of raw materials and disposable accessory packs purchased from third parties. Inventories are valued at the lower of cost or market, with cost being determined on the first-in, first-out method. As of December 31, 2010 and 2009, inventory consists of the following:

	December 31,
	2010	2009
	(in 000’s)
Raw materials	$1,053	$1,274
Finished goods	2,457	1,992

	3,510	3,266
Less: Inventory reserve	(112)	(363)

	$3,398	$2,903

Reusable Surgical Products, Net

The Company’s reusable surgical products, consisting principally of linens (gowns, towels, and drapes), basins (stainless steel medicine cups, carafes, trays, basins) and owned surgical instruments, are stated at cost. Amortization of linens and basins is computed on a basis similar to the units of production method. Estimated useful lives for each product are based on the estimated total number of available uses for each product. The expected total available usage for our linen products using the three principal fabrics (accounting for approximately 73% of the reusable surgical products) is 75, 100, and 125 uses, based on several factors, including our actual historical experience with these products. The Company believes RFID technology enables it to evaluate the useful lives of linen products more efficiently. Basins are amortized on a straight-line basis over their estimated useful life, up to 20 years. Owned surgical instruments are amortized straight-line over a period of four years. Accumulated amortization as of December 31, 2010 and 2009 was approximately $15.4 million and $13.9 million, respectively.

As of December 31, 2010 and 2009, the reusable surgical products balances include reserves for shrinkage, obsolescence and scrap related to reusable surgical products of approximately $1,140,000 and $1,213,000, respectively.

Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost. Depreciation and amortization are computed on the straight-line method with a half-year convention over the estimated useful lives of the assets, or the term of the related leases for leasehold improvements, whichever is shorter.

Health Insurance

The Company offers employee benefit programs, including health insurance, to eligible employees. The Company retains a liability of up to $110,000 annually for each health insurance claim. The policy has an annual aggregate liability limit of $3.9 million. Health insurance costs are accrued using estimates to approximate the liability for reported claims and claims incurred but not reported. As of December 31, 2010 and 2009, the Company accrued a liability of approximately $357,000 and $278,000, respectively, for claims incurred and claims incurred but not reported, which is included in employee related accrued expenses in the accompanying balance sheets.

Workers’ Compensation Insurance

The Company has a large dollar deductible, self-funded plan for its workers’ compensation insurance program. The Company retains a liability of $250,000 for each claim occurrence. The policy has an annual aggregate liability limit of $1.6 million. The Company has obtained letters of credit in the amount of $1,237,000 with its primary lender to secure the payment of future claims. The Company accrues workers’ compensation insurance costs using estimates to approximate the liability for reported claims and claims incurred but not reported, as determined by an independent actuary. As of December 31, 2010 and 2009, the Company accrued a liability of approximately $952,000 and $1,164,000, respectively, for claims incurred and claims incurred but not reported, which is included in employee related accrued expenses in the accompanying balance sheets.

Revenue Recognition

Revenues are recognized as products and services are delivered, generally daily. Packing slips, signed and dated by the customer evidence delivery of product. The Company’s contractual relationships with its customers are primarily evidenced by purchase orders or service agreements with terms varying from one to five years, which are generally cancelable by either party.

The Company owns substantially all of the reusable surgical products provided to customers except the surgical instruments. A third party provides most of the surgical instruments that are included in the Company’s comprehensive surgical procedure-based delivery and retrieval service. The Company pays a fee to the third party for the use of the surgical instruments. In accordance with ASC Topic 605, Revenue Recognition (“ASC 605”), the Company acts as a principal in this arrangement and has reported the revenue gross for the comprehensive surgical procedure-based delivery and retrieval service. The third party vendor fee charged to the Company is included in cost of revenues in the statements of operations.

Advertising

Costs associated with advertising are charged to expense as incurred. During the fiscal years ended December 31, 2010, 2009 and 2008, advertising costs of approximately $30,000, $28,000, and, $19,000 respectively, were charged to selling and administrative expenses in the Company’s statements of operations.

Income Taxes

Income taxes have been provided using the asset and liability method in accordance with ASC Topic 740, Income Taxes (“ASC 740”). In accordance with ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in operations in the period that includes the enactment date of the rate change. The tax benefits must be reduced by a valuation allowance in certain circumstances. The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided for as necessary.

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued an interpretation that is contained in ASC 740, which clarifies the accounting for and disclosure of uncertainty in tax positions. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with tax positions. The Company determined that this standard did not have a material impact on its financial statements for the years ended December 31, 2010, 2009 and 2008.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and accounts receivable approximate fair value due to their short-term nature. The fair values of notes payable, bonds payable and mortgage payable approximate the carrying amounts as the interest rates are based on market interest rates.

Loss Per Share

Basic loss per share is calculated by dividing net loss available for common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss available for common shareholders by the weighted average number of common and potential common shares outstanding during the period. The number of potential common shares takes into account the dilutive effect of outstanding options, calculated using the treasury stock method.

Employee Termination Costs

The Company incurred $98,000, $326,000 and $212,000 in 2010, 2009, and 2008, respectively, for expenses related to the termination of executive officers and various employees. The Company had $0 and $21,000 of employee termination expense accrued as of December 31, 2010 and 2009, respectively.

Stock-based Compensation

Effective January 1, 2006, the Company adopted the provisions of ASC Topic 718, Compensation-Stock Compensation, (“ASC 718”) for its stock-based compensation plans. Under ASC 718, all stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.

The Company adopted ASC 718 using the modified prospective method. Under this transition method, compensation cost to be recognized in fiscal year 2006 and later periods includes the cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006. This cost was based on the grant-date fair value estimated in accordance with the original provisions of ASC 718. The cost for all stock-based awards granted subsequent to December 31, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of ASC 718, utilizing the binomial (Lattice) model. Results for prior periods have not been restated. For the years ended December 31, 2010, 2009 and 2008, respectively, stock-based compensation expense was $636,000, $659,000 and $912,000, or $636,000, $659,000 and $912,000 net of income tax, which contributed to a $0.10, $0.10 and $0.14 reduction in basic and diluted earnings per share.

Fair Value Accounting

The Company defines fair value based on ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 creates a fair value hierarchy, which prioritizes the inputs to be used in determining fair value and requires disclosure of relevant fair value information which should describe the inputs used to measure fair value, and the effect of those measurements on earnings for the periods presented.

Recently Issued Accounting Standards

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. For SRI Surgical, this ASU was effective for the first quarter of 2010, except for the requirement to provide level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only and SRI Surgical does not have any items recorded at fair value that meet the classification as Level 2 or Level 3 items, its adoption will not have a material impact on SRI Surgical’s results of operations or financial condition.

NOTE C – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Useful Lives	December 31,
	In Years	2010	2009
		(in 000’s)
Land	—	$1,582	$1,582
Land improvements	15	646	646
Construction in process Buildings and improvements	— 20-40	1,267 16,100	1,607 16,093
Leasehold improvements	2-18	7,943	7,935
Machinery and equipment	3-12	21,482	25,226
Office furniture, equipment and computers	3-10	3,904	8,602

		52,924	61,691
Less: Accumulated depreciation and amortization		(27,519)	(34,026)

		$25,405	$27,665

In accordance with ASC Topic 350, Intangible-Goodwill and Other (“ASC 350”), certain external direct costs of materials and services, and other qualifying costs incurred in connection with developing or obtaining internal use software are capitalized. The Company capitalized costs of internally developed software in the amounts of approximately $13,000 and $306,000 during the years ended December 31, 2010 and 2009, respectively. Such capitalized costs primarily relate to the cost of software and certain contracted programming costs, as well as other such qualifying costs.

Construction in process primarily relates to internally developed software-related costs for electronic data interchange, quoting, and data management tools to be used in the Company’s daily operations.

For the years ended December 31, 2010, 2009 and 2008, depreciation and amortization expense was approximately $3.2 million, $3.4 million, and $3.5 million, respectively.

NOTE D – NOTES PAYABLE

On August 7, 2008, the Company entered into a three-year $24.3 million credit facility with a financial institution to replace an expiring $20 million credit facility and $4.2 million mortgage loan on its Tampa headquarters. The credit facility includes a revolving loan of up to $20 million for working capital, letters of credit, capital expenditures and other purposes, and a $4.3 million term loan, which replaces the mortgage loan. Actual amounts available under the revolving loan are determined by a defined borrowing base, which primarily relates to outstanding receivables, inventories and reusable surgical products. As a result of the borrowing base calculation, as of December 31, 2010, the Company had $17.3 million available for advances of which the Company had used $7.7 million of the revolving loan, including $5.6 million of advances, $2.0 million of availability for letters of credit to support the Company’s bonds and self-insurance policies and $0.1 million maintained as a required reserve. As a result, at December 31, 2010, the Company had excess availability of $9.6 million. As of December 31, 2010, the Company had $3.8 million outstanding on the term loan, which is classified as a mortgage payable. The term loan amortizes based on a 20-year schedule, with the remaining principal balance due on the expiration date of the facility, which is August 7, 2011. The credit facility is secured by substantially all of the Company’s assets.

On March 30, 2010, the credit facility was amended to require the Company to maintain a minimum tangible net worth covenant of at least $35 million through December 31, 2010 and $37.5 million thereafter, and set the fixed charge coverage ratio as no less than 0.90 to 1.00 through August 31, 2010 and 1.10 to 1.00 thereafter. As of December 31, 2010, the Company is in compliance with all the financial and non-financial covenants under the amended credit facility. Based on the increase in the tangible net worth requirement effective January 2011, as noted above, and the Company’s current projections the Company will likely not be in compliance with the tangible net worth requirement in the first quarter of 2011. There can be no assurance that the Company’s lender will issue a waiver.

As amended, the interest rate on the revolving loan varies between 250 and 300 basis points over LIBOR or between 150 and 200 basis points over the Prime Rate, depending on the level of the fixed charge coverage ratio. Interest on the term loan varies between 275 and 325 basis points over LIBOR or between 175 and 225 basis points over the Prime Rate, depending on the level of the fixed charge coverage ratio. The type of interest rate is an election made periodically by the Company. As of December 31, 2010, $5.5 million of the outstanding revolving loan balance was based on LIBOR plus 3.00% (3.375% at December 31, 2010) and the remaining outstanding balance of $0.1 million was at the Prime Rate plus 2.00% (5.25% at December 31, 2010). As of December 31, 2010, $3.6 million of the outstanding term loan was based on LIBOR plus 3.25% (3.625% at December 31, 2010) and the remaining outstanding balance of approximately $0.2 million was at the Prime Rate plus 2.25% (5.50% at December 31, 2010).

The credit facility includes typical provisions restricting the Company from paying dividends, incurring additional debt, making loans and investments, encumbering its assets, entering into a business outside of current operations, or entering into certain merger, consolidation, or liquidation transactions.

For the years ended December 31, 2010, 2009, and 2008, interest expense was approximately $702,000, $619,000, and $1.1 million, respectively. Interest expense in 2010 and 2009 included approximately $132,000 and $107,000, respectively, of interest related to a mortgage, see Note E – Mortgage Payable. Interest expense in 2010 and 2009 included approximately $62,000 and $76,000, respectively, of interest related to the bonds, see Note F – Bonds Payable.

NOTE E – MORTGAGE PAYABLE

As noted above under Note D – Notes Payable, on August 7, 2008, the Company replaced the previous mortgage note on the Company’s corporate headquarters with a new $4.3 million mortgage. The mortgage loan has a term of three (3) years and an amortization schedule based on 20 years, with a balloon payment due on August 7, 2011. As amended pursuant to the Loan Agreement described in Note D above, interest on the term loan varies between 275 and 325 basis points over LIBOR or between 175 and 225 basis points over the Prime Rate, depending on the level of the fixed charge coverage ratio. The type of interest rate is an election made periodically by the Company. At December 31, 2010, $3.6 million of the mortgage bears an interest rate of LIBOR plus 3.25% (3.625% at December 31, 2010) and the remaining outstanding balance of $0.2 million was at the Prime Rate plus 2.25% (5.50% at December 31, 2010).

During 2011, the Company will make monthly principal payments of approximately $18,000 through August 7, 2011, at which time the Company will be required to make a balloon principal payment of $3.7 million.

NOTE F – BONDS PAYABLE

In 1999, the Company issued public bonds to fund the construction of two of its reusable processing facilities. Interest expense adjusts based on rates that approximate LIBOR (0.34% at December 31, 2010). Starting in 2004, the Company began amortizing the bonds through quarterly payments of $165,000. A balloon principal payment of $3.1 million on the bonds is due in 2014. The bonds payable are secured by the two reusable processing facilities.

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

Letters of credit issued by the Company’s lenders for amounts totaling $7.2 million secure these bonds; however, only $520,000 of the letters of credit are outstanding as of December 31, 2010 as a result of the bonds being tendered. The Company paid a commitment fee of approximately $62,000 for the letters of credit in 2010. The letters of credit must be renewed each year through the bonds’ maturity in 2014, which the Company has complied with.

Bond payments as of December 31, 2010 for the next four years are as follows (in 000’s):

Years ending December 31
2011	$—
2012	—
2013	—
2014	520

Total	$520

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

Future minimum lease payments as of December 31, 2010 are as follows (in 000’s):

Years ending December 31
2011	$2,191
2012	1,307
2013	431
2014	222
2015	129
Thereafter	330

Total	$4,610

Rental expense for the years ended December 31, 2010, 2009 and 2008 totaled approximately $3.7 million, $3.5 million, and $3.5 million (including contingent rentals of approximately $313,000, $313,000, and $275,000), respectively. The Company is in the process of negotiating renewals of leases that expire in 2012.

Contractual Obligations

The Company offers instruments pursuant to a Joint Marketing Agreement with Aesculap, Inc. (“Aesculap”). Under the terms of this agreement, Aesculap furnishes and repairs most of the surgical instruments that are delivered to customers and receives an agreed upon fee from the Company for each procedure. The Company had a procurement agreement with Standard Textile Co., Inc. (“Standard Textile”) under which the Company agreed to purchase 90% of its reusable surgical linens from Standard Textile through August 2008. The Company is currently working with Standard Textile on a month-to-month basis. The Company utilizes a secondary vendor in addition to Standard Textile.

The Company’s management believes that Aesculap and Standard Textile’s prices are and will be comparable to prices available from other vendors. Standard Textile is a shareholder of the Company. If Aesculap or Standard Textile were unable to perform under these procurement agreements, the Company would need to obtain alternate sources for its reusable surgical products. The Company is not bound to purchase any minimum quantity of products under these agreements; however, the Company expects to make payments under them to fulfill its requirements. The Company estimates that its payments under these agreements will be between $14.0 and $16.0 million in 2011. Amounts in subsequent years will be comparable, adjusted by changes in the Company’s customer demand, amortization rates, product prices, and other variables affecting its business. During the years ended December 31, 2010, 2009, and 2008, the Company purchased products in the amounts of $4.1 million, $4.8 million, and $5.6 million, respectively, from Standard Textile. During the years ended December 31, 2010, 2009, and 2008, the Company incurred fees of $9.4 million, $11.3 million, and $11.9 million, respectively, from Aesculap for instrument usage.

Under the terms of the Co-Marketing Agreement with Cardinal Health, the Company received $1.0 million and $250,000 in January 2009 and 2010, respectively, which was initially recognized in other accrued expenses in its balance sheets. The amounts received from Cardinal Health were intended to reimburse us for certain expenses incurred for marketing and sales, opening depots in territories not currently served by the Company, and to close its disposable products assembly plant located in Plant City, Florida, among other items. During the years ended December 31, 2010 and 2009, we incurred costs of $37,000 and $485,000, respectively, related to certain costs, including severance, asset disposal and other costs, associated with the closing of our disposable assembly facility in Plant City, Florida. The costs directly associated with the plant closing were applied against the payment received from Cardinal Health. Additionally, during the years ended December 31, 2010 and 2009, the Company incurred costs of $399,000 and $329,000, respectively, related to the hiring of sales and marketing professionals to support the agreement, as well as software development, and training and management sessions in an effort to support the agreement. The direct costs incurred in support of the agreement with Cardinal Health were applied against the payment received from Cardinal Health. The Company accounted for cash incentive payments under the provisions of ASC 605-50-45-13b, Revenue Recognition: Customer Payments and Incentives, which requires that consideration received from a vendor that is a reimbursement for cost incurred to sell the vendor’s product be characterized as a reduction of that cost when recognized in the income statement.

Management Employment Agreements

The Company has employment agreements with its Chief Executive Officer and Chief Financial Officer that provide for payment of twelve months and nine months base salary, respectively, and a pro-rated bonus as severance, if involuntarily terminated by the Company. The officers are prohibited from competing with the Company during the two-year period following termination of their employment. The Company incurred a charge of approximately $238,000 in 2009 in connection with the termination agreement between the Company and a former officer.

Legal Proceedings

From time to time, the Company is involved in claims that arise in the ordinary course of business. The Company does not believe these proceedings, individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, or cash flows.

NOTE H – INCOME TAX

The expense (benefit) for income taxes from continuing operations for the three years ended December 31 were as follows (in 000’s):

	2010	2009	2008
Current	$100	$82	$(157)
Deferred	—	—	(55)

Total	$100	$82	$(212)

The reconciliation of the federal statutory income tax rate of 34.0% to the effective income tax rate for the three years ended December 31 was as follows:

	2010	2009	2008
Federal statutory income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal	(10.0)	4.8	3.0
Non-deductible items	(14.0)	(2.7)	(2.3)
Valuation allowance	(14.2)	(38.6)	(27.2)
Alternative Minimum Tax	(2.5)	—	—
Other	(0.1)	0.3	0.2

	(6.8)%	(2.2)%	7.7%

Significant components of the Company’s deferred tax assets and liabilities were as follows (in 000’s):

	December 31,
	2010	2009
Deferred tax assets:
Inventory	$477	$603
Accounts receivable	46	47
Accrued expenses	733	878
State tax credits	866	796
AMT tax credit carryforward	76	—
Federal and state net operating losses	438	930
Goodwill	35	46
Stock options	733	674
Other	35	31

	3,439	4,005
Valuation allowance	(3,238)	(2,741)

	201	1,264

Deferred tax liabilities:
Property, plant & equipment	(85)	(1,135)
Other	(116)	(129)

	(201)	(1,264)

Net deferred income tax asset (liability)	$—	$—

As of December 31, 2010, the Company has federal net operating loss carry-forwards of $1.0 million that will expire between 2027 and 2029, as well as state net operating loss carry-forwards of $6.0 million that expire between 2011 and 2029. At December 31, 2010, the Company also has a net state tax credit carry-forward of approximately $866,000. Approximately $30,000 of the state tax credit carry-forward has a 15-year carry-forward limitation, which begins to expire in 2012. The remaining state tax credit carry-forward amounts have no expiration period.

ASC Topic 740 requires a valuation allowance to reduce reported deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, as of December 31, 2010, an allowance of $3,238,000 has been established to reduce the deferred tax assets to the amount that will more likely than not be realized. During 2009, the valuation allowance increased $1,450,000 primarily as a result of the loss incurred during the year. During 2010, the valuation allowance increased $497,000. The effects in any of the quarters presented were not material.

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

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, $.001 par value per share. The Board of Directors has the authority, without any further vote or action by the Company’s shareholders, to issue preferred stock in one or more series and to fix the number of shares, designations, relative rights (including voting rights), preferences, and limitations of those series to the full extent now or hereafter permitted by Florida law. The Company does not have any outstanding shares of preferred stock at December 31, 2010 or 2009.

The Company is authorized to issue 50,000 shares of Series A Junior Participating Preferred Stock, $.001 par value per share. The Board of Directors has the authority, by resolution, to increase or decrease the number of shares, except that a decrease will not reduce the number of shares of the Series A Junior Participating Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance on the exercise of options, rights or warrants or upon the conversion of any outstanding securities issued by the Company convertible into Series A Junior Participating Preferred Stock. The Company did not have any outstanding shares of preferred stock at December 31, 2010 or 2009. The Series A Junior Participating Preferred Stock was authorized in connection with the Rights Plan described below.

Rights Plan

On November 5, 2010, the Company’s Board of Directors adopted a Shareholder Rights Plan (the “Rights Plan”) and declared a dividend of one right on each outstanding share of its common stock. The Rights Plan has a term of two years. Each right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share (a “Unit”) of Series A Junior Participating Preferred Stock (the “Series A Preferred Stock”) at a purchase price of $15.00 per Unit, subject to adjustment.

Under the Rights Plan, the rights generally become exercisable only if a person or group (i) acquires beneficial ownership of 15% or more of the Company’s common stock or (ii) announces or commences a tender or exchange offer that would result in that person or group acquiring 15% or more of its common stock. Thereafter, all rights beneficially owned by the person or group that acquired (or that would acquire as a result of a tender or exchange offer) 15% or more of its common stock will become null and void. If they become exercisable, the rights entitle the holder of each right to purchase for the purchase price that number of shares of the Company’s common stock that has a market value of twice the exercise price, subject to certain adjustments as provided under the Rights Plan. The rights are redeemable by the Company for $0.001 per right, subject to adjustment, any time before the rights become exercisable, including to permit an offer to purchase all of its common shares. Until they become exercisable, the rights will not be evidenced by separate certificates and trade automatically with the Company’s common stock. The rights expire on November 5, 2012, unless earlier redeemed, exchanged, or amended by the Company.

NOTE J – STOCK-BASED COMPENSATION

The Company maintains five stock option plans: the 1995 Stock Option Plan, the 1996 Non-Employee Director Plan, the 1998 Stock Option Plan, the 2004 Stock Compensation Plan and the 2009 Stock Compensation Plan.

The 1995 Stock Option Plan

The 1995 Stock Option Plan was designed to provide employees with incentive or non-qualified options to purchase up to 700,000 shares of common stock. The options vest ratably over four to five years from the date of grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement or termination of employment. As of December 31, 2010 and 2009, options to purchase 10,500 and 50,500 shares, respectively, were outstanding. The 1995 Stock Option Plan terminated on December 21, 2005, although that termination does not adversely affect any options outstanding under the Plan.

The 1996 Non-Employee Director Plan

As amended on May 16, 2001, the Non-Employee Plan was designed to provide for the grant of non-qualified stock options to purchase up to 200,000 shares of common stock to members of the Board of Directors who are not employees of the Company. At the completion of the Company’s initial public offering, each non-employee director was granted options to purchase 4,000 shares of common stock for each full remaining year of the director’s term. Thereafter, on the date on which a new non-employee director was first elected or appointed, he was automatically granted options to purchase 4,000 shares of common stock for each year of his initial term, and was granted options to purchase 4,000 shares of common stock for each year of any subsequent term to which he was elected.

As of March 2006, the equity component of the director compensation plan was restructured, so that each non-employee director received after that date an annual grant of options to purchase 7,500 shares of common stock as of the date of each Annual Shareholder Meeting. All options vest ratably over a three-year term and have an exercise price equal to the fair market value of the common stock on the date of grant. As of December 31, 2010 and 2009, options to purchase 70,000 shares for each year were outstanding. The 1996 Non-Employee Director Plan terminated on July 14, 2006, although that termination does not adversely affect any options outstanding under the Plan.

The 1998 Stock Option Plan

As amended on May 16, 2001, the 1998 Stock Option Plan is designed to provide employees with incentive or non-qualified options to purchase up to 600,000 shares of common stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. As of December 31, 2010 and 2009, options to purchase 268,000 and 345,800 shares, respectively, were outstanding under this Plan. The 1998 Stock Option Plan terminated on February 17, 2008, although that termination does not adversely affect any options outstanding under the Plan.

The 2004 Stock Compensation Plan

The 2004 Stock Compensation Plan is designed to further the interests of the Company and its shareholders by providing incentives in the form of incentive or non-qualified stock options or restricted stock grants of up to 500,000 shares to key employees and non-employee directors who contribute materially to the success and profitability of the Company. Under this Plan, restricted stock grants are not considered outstanding options upon grant but are considered issued and outstanding stock. When restricted stock awards are forfeited they are considered as available for grant. The equity awards typically vest ratably over five years from the date of the grant. All outstanding grants vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. At the Company’s annual meeting of shareholders on May 24, 2007, the shareholders approved an amendment to the 2004 Stock Compensation Plan to authorize an additional 500,000 shares under the Plan. As of December 31, 2010 and 2009, options to purchase 908,700 and 589,350 shares respectively, were outstanding, and 30,800 and 339,850 options, respectively, were available to be granted as options or restricted stock under this Plan.

The 2009 Stock Compensation Plan

The 2009 Stock Compensation Plan is designed to further the interests of the Company and its shareholders by providing incentives in the form of incentive or non-qualified stock options or restricted stock grants to key employees and non-employee directors who contribute materially to the success and profitability of the Company. Under this Plan, restricted stock grants are not considered outstanding options upon grant but are considered issued and outstanding stock. Any forfeited restricted stock awards are considered to be available for grant. Except for annual grants to non-employee directors described above, the equity awards typically vest ratably over five years from the date of the grant. All outstanding grants vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. At the Company’s annual meeting of shareholders on May 21, 2009, the shareholders approved the 2009 Stock Compensation Plan and authorized 600,000 shares available for grant under the Plan, all of which were available at December 31, 2010. As of December 31, 2010, there were no options outstanding under this Plan.

Summary Stock Option Information

The fair value of each option grant is estimated on the date of grant using a Binomial options-pricing model. The Company’s stock-based compensation expense model uses graded vesting, with shares being earned per day under the accrual method. In addition, the Company estimates forfeitures on the date of grant. The following weighted-average assumptions were used for grants in the years ended December 31, 2010, 2009 and 2008, respectively; no dividend yield for all years; expected volatility of 103%, 108% and 101%; risk-free interest rates of approximately 2.9%, 3.5%, and 2.6%; and expected lives of 7.6, 7.2, and 6.9 years. The weighted average fair value of options granted during the years ended December 31, 2010, 2009 and 2008 were $2.69, $1.03, and $2.76, respectively.

A summary of the status of the Company’s stock option plans as of December 31, 2010, 2009 and 2008 and changes during the years ended on those dates is presented below:

	Options	Weighted Average Exercise Price
Outstanding as of January 1, 2008	883,600	$7.33

Granted	310,500	$4.06
Exercised	—	—
Forfeited	(87,700)	$10.21

Outstanding as of December 31, 2008	1,106,400	$6.18

Granted	328,350	$1.21
Exercised	—	—
Forfeited	(229,100)	$8.17

Outstanding as of December 31, 2009	1,205,650	$4.45

Granted	359,850	$3.08
Exercised	(2,700)	$0.93
Forfeited	(155,600)	$4.44

Outstanding as of December 31, 2010	1,407,200	$4.11

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2010:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
All Outstanding Options
$ 0.93 – $ 5.85	1,300,700	7.5	$3.39
5.86 – 9.50	39,500	3.1	$6.71
9.51 – 17.50	52,000	0.9	$15.68
17.51 – 25.00	15,000	0.2	$19.39

	1,407,200		$4.11

Exercisable Options
$ 0.93 – $ 5.85	545,436		$4.19
5.86 – 9.50	39,500		$6.71
9.51 – 17.50	52,000		$15.68
17.51 – 25.00	15,000		$19.39

	651,936		$5.61

As of December 31, 2009 and December 31, 2008, there were 521,200 and 483,633 exercisable options outstanding at weighted average exercise prices of $6.46 and $6.53, respectively.

The following table summarizes option grant activity from January 1, 2010 through December 31, 2010:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at January 1, 2010	949,850	1,205,650	$4.45	7.05
Options expired	5,000	(94,800)	$5.29
Options and restricted stock granted	(359,850)	359,850	$3.08
Options and restricted stock forfeited	35,800	(60,800)	$3.11
Options exercised	—	(2,700)	—

Balance at December 31, 2010	630,800	1,407,200	$4.11	7.09

Options exercisable at December 31, 2010	—	651,936	$5.61	5.53

The weighted-average grant date fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $2.69, $1.03 and $2.76, respectively. For the year ended December 31, 2010, the total intrinsic value of options exercised was $5,000. There were no options exercised during the years ended December 31, 2009 or 2008. As of December 31, 2010, there was $801,000 of unrecognized compensation cost related to non-vested options and restricted stock that is expected to be recognized over a weighted average period of 1.3 years. The total fair value of options and restricted stock vested during the years ended December 31, 2010 and 2009 was $637,000 and $659,000, respectively. The total fair value of options vested during the year ended December 31, 2010 that were issued prior to adoption of ASC 718 was $3,000. The aggregate intrinsic value of options fully vested at December 31, 2010 was $382,000. The aggregate intrinsic value of options outstanding at December 31, 2010 and expected to vest was $1.5 million.

The Company consistently used the binomial model for estimating the fair value of options granted in the years ended December 31, 2010, 2009, and 2008. The Company used historical data to estimate the option exercise and employee departure behavior used in the binomial valuation model. Forfeitures are estimated on the date of grant and shares vest on a graded schedule, with shares being earned per day under the accrual method. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The risk-free rates for periods within the estimated term of the options are based on the U.S. Treasury stripped coupon interest in effect at the end of the quarter. Because the binomial valuation model accommodates multiple input values, the risk free interest rates and expected term rates used in calculating the fair value of the options, are expressed in ranges. Expected volatility is based on historical volatility of the Company’s stock.

Following are the weighted-average and range assumptions, where applicable, used for each respective period:

Twelve Months Ended
	December 31, 2010	December 31, 2009	December 31, 2008
(Binomial)
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.47 to 4.08%	1.10 to 3.96%	0.81 to 4.34%
Weighted-average expected volatility	103.34%	108.32%	100.75%
Expected term	2.5 to 8.9 years	2.5 to 8.8 years	1.8 to 9.5 years
Forfeiture rate	0.52 to 28.01%	0.59 to 28.01%	0.14 to 41.76%
Respective service period	3 to 5 years	3 to 5 years	3 to 5 years

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

The Company recorded $62,000, $83,000 and $107,000 in compensation expense related to the restricted stock that vested during the years ended December 31, 2010, 2009, and 2008, respectively. As of December 31, 2010, there was approximately $4,000 of total unrecognized compensation cost related to restricted stock awards granted under the Plan which is expected to be recognized over a period of one year.

The Company received proceeds of $2,500 from stock option exercises under all stock-based payment arrangements for the year ended December 31, 2010. The Company did not receive any proceeds from stock option exercises under all shared-based payment arrangements for the years ended December 31, 2009 or 2008 because no exercises were made during those years. There were no capitalized stock-based compensation costs at December 31, 2010.

NOTE K – LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Years ended December 31,
	2010	2009	2008
	(in 000’s except per share data)
Basic
Numerator:
Loss available for common shareholders	$(1,560)	$(3,776)	$(2,556)

Denominator:
Weighted average shares outstanding	6,450	6,464	6,434

Loss per common share – basic	$(0.24)	$(0.58)	$(0.40)

Diluted
Numerator:
Net loss	$(1,560)	$(3,776)	$(2,556)

Denominator:
Weighted average shares outstanding	6,450	6,464	6,434

Effect of dilutive securities:
Employee stock options	—	—	—

Weighted average shares outstanding – Diluted	6,450	6,464	6,434

Loss per common share – diluted	$(0.24)	$(0.58)	$(0.40)

Options to purchase 1,043,779, 1,161,710 and 1,046,569 shares of common stock for the years ended December 31, 2010, 2009 and 2008, respectively, were not included in the computation of diluted earnings per common share, because the assumed proceeds per share were greater than the average market price, and therefore, were anti-dilutive. The dilutive effect of 322,229, 15,633 and 0 options with assumed proceeds per share less than the average market price, were not included for the years ended December 31, 2010, 2009 and 2008, respectively, because the effect would be anti-dilutive due to the Company’s net loss for those periods.

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

Future minimum lease payments expected to be received as of December 31, 2010 are as follows (in 000’s):

Years ending December 31
2011	$387
2012	97

$484

Rental income, which is included in other income in the statements of operations, was approximately $361,000 for each of the years ended December 31, 2010, 2009 and 2008.

NOTE M – SRI SURGICAL 401(k) PLAN

The Company sponsors the SRI SURGICAL/Surgical Express, Inc. 401(k) Plan (the “Plan”), a defined contribution plan established under Section 401(k) of the U.S. Internal Revenue Code. Employees are eligible to contribute voluntarily to the Plan after six months of continued service, satisfying 1,000 hours of service and attaining age 21. In addition to the employees’ contributions, at its discretion, the Company may contribute 50% of the first 4% of the employee’s contribution. The Plan allows for employee elective contributions up to an amount equivalent to 15% of salary. Employees are always vested in their contributed balance and vest ratably in the Company’s contribution over three years. For the years ended December 31, 2010, 2009, and 2008, the Company’s expense related to the Plan was approximately $319,000, $303,000, and $269,000, respectively.

NOTE N – RELATED PARTY TRANSACTIONS

The Company had a procurement agreement with Standard Textile under which the Company agreed to purchase 90% of its reusable surgical products from Standard Textile through August 2008. The Company is currently working with Standard Textile on a month-to-month basis. Standard Textile is a shareholder of the Company. During the years ended December 31, 2010, 2009, and 2008, the Company purchased products in the amounts of $4.1 million, $4.8 million, and $5.6 million, respectively, from Standard Textile.

During the years ended December 31, 2010, 2009 and 2008, the Company paid approximately $0, $93,000, and $258,000 respectively, in consulting fees to a director and shareholder of the Company for assistance with managing the facilities operations while the Company searched for a new operations leader.

NOTE O – SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following selected unaudited quarterly information is being disclosed in accordance with Regulation S-K (Item 302):

	Quarters Ended
	Mar. 31, 2010	Jun. 30, 2010	Sep. 30, 2010	Dec. 31, 2010
	(In thousands, except per share data)
Revenues	$24,611	$25,047	$24,824	$26,382
Gross profit	$4,932	$5,840	$5,718	$6,278
Net income (loss)	$(1,533)	$(313)	$21	$265
Basic income (loss) per share	$(0.24)	$(0.05)	$0.00	$0.04
Diluted income (loss) per share	$(0.24)	$(0.05)	$0.00	$0.04

	Quarters Ended
	Mar. 31, 2009	Jun. 30, 2009	Sep. 30, 2009	Dec. 31, 2009
	(In thousands, except per share data)
Revenues	$23,926	$24,617	$24,120	$25,790
Gross profit	$5,034	$5,344	$4,094	$5,626
Net loss	$(894)	$(704)	$(1,755)	$(422)
Basic loss per share	$(0.14)	$(0.11)	$(0.27)	$(0.07)
Diluted loss per share	$(0.14)	$(0.11)	$(0.27)	$(0.07)

In 2010, the sum of quarterly basic and diluted per share amounts do not equal full year basic and diluted per share amounts due to rounding.

NOTE P – THIRD QUARTER 2009 ADJUSTMENTS

Reusable Surgical Product Loss and Accrued Liabilities

As disclosed in the Company’s third quarter 2009 Form 10-Q, as part of the Company’s effort to reduce its loss and scrap costs, the Company performed additional operational reviews of its reusable surgical products usage during the third quarter ended September 30, 2009, resulting in identification of additional losses that were not known at January 1, 2009. Additionally, account analyses were conducted on accrued liability accounts resulting in identification of costs recognized in periods prior to January 1, 2009, for which a liability did not exist. The amount of the adjustments related to periods prior to January 1, 2009 that were recognized in the three month period ended September 30, 2009 resulted in an increase in cost of revenues and a decrease in selling and administrative expenses totaling approximately $591,000 and $82,000, respectively. During the three months ended September 30, 2009, the Company also recognized, in cost of revenues, reusable surgical product losses of $181,000, for costs incurred during the six months ended June 30, 2009. There were no income tax effects related to these adjustments.

The above costs recognized in the three months ended September 30, 2009 that were incurred in prior periods were principally associated with reusable surgical product losses. As a result of a system error, the Company’s information system did not identify certain products as lost. Reusable surgical products that are tracked using RFID technology are expensed if not returned to the Company by a customer within 210 days. However, when new tracking mechanisms were employed in an earlier period in an effort to better control the location of product, the system was not properly updated to record lost product for certain locations. As a result, the Company incurred but did not recognize losses in earlier periods resulting in the estimate of lost products being understated as discussed above.

The Company reviewed the effect of the above errors on prior periods and determined that (a) the errors did not materially affect the financial statements of prior periods (which errors date back to 2005); and (b) the errors did not have a material effect on the financial statements for the first or second quarters of the current fiscal year. Because the Company also concluded that the amounts were not material to the year ending December 31, 2009, the Company recorded the adjustments during the quarter ended September 30, 2009.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

SRI/SURGICAL EXPRESS, INC.

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs/ Reductions	Balance at end of Period
Allowance for doubtful accounts:
Year ended December 31, 2008	$865,000	$—	$(759,000)	$106,000
Year ended December 31, 2009	106,000	74,000	(56,000)	124,000
Year ended December 31, 2010	124,000	25,000	(27,000)	122,000

Reserve for shrinkage, obsolescence, and scrap: reusable surgical products
Year ended December 31, 2008	$1,211,000	$1,275,000	$(1,099,000)	$1,387,000
Year ended December 31, 2009	1,387,000	3,155,000	(3,329,000)	1,213,000
Year ended December 31, 2010	1,213,000	1,330,000	(1,403,000)	1,140,000

Reserve for shrinkage and obsolescence: disposable products
Year ended December 31, 2008	$525,000	$—	$(211,000)	$314,000
Year ended December 31, 2009	314,000	145,000	(96,000)	362,000
Year ended December 31, 2010	362,000	—	(250,000)	112,000

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a and 15(f)). Our internal control over financial reporting process was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this assessment under the framework in Internal Control – Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

Any system of disclosure controls and internal controls, even if well conceived, is inherently limited in detecting and preventing all errors and fraud and provides reasonable, but not absolute, assurance that its objectives are met. The design of a control system must reflect resource constraints. Inherent limitations include the potential for faulty judgments in decision-making, breakdowns because of simple errors or mistakes, and circumvention of controls by individual acts, collusion of two or more people, or management override of the controls.

Item 9B.	Other Information

As previously disclosed, on November 5, 2010, our Board of Directors adopted a Shareholder Rights Plan (the “Rights Plan”) and declared a dividend of one right on each outstanding share of our common stock. The Rights Plan has a term of two years. Each right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share (a “Unit”) of Series A Junior Participating Preferred Stock (the “Series A Preferred Stock”) at a purchase price of $15.00 per Unit, subject to adjustment.

Under the Rights Plan, the rights generally become exercisable only if a person or group (i) acquires beneficial ownership of 15% or more of our common stock or (ii) announces or commences a tender or exchange offer that would result in that person or group acquiring 15% or more of our common stock. Thereafter, all rights beneficially owned by the person or group that acquired (or that would acquire as a result of a tender or exchange offer) 15% or more of our common stock will become null and void. If they become exercisable, the rights entitle the holder of each right to purchase for the purchase price that number of shares of our common stock which has a market value of twice the exercise price, subject to certain adjustments as provided under the Rights Plan. The rights are redeemable by us for $0.001 per right, subject to adjustment, any time before the rights become exercisable, including to permit an offer to purchase all of our common shares. Until the rights become exercisable, they will not be evidenced by separate certificates and trade automatically with our common stock. The rights expire on November 5, 2012, unless we earlier redeem, exchange, or amend them.

We previously disclosed that we received in November 2010 an unsolicited expression of interest to purchase the Company. In response to this expression of interest, our Board of Directors engaged McColl Partners, an investment banking firm, as its financial advisor, and pursued discussions with the interested party and other potentially interested parties that were identified by its financial advisor. Following this process, and in reliance on advice from its legal counsel and financial advisor, our Board of Directors unanimously determined that, in light of the Company’s value and prospects, our shareholders would be best served by our continuing to pursue our current strategic plan and not further pursuing acquisition discussions at this time.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item concerning our executive officers and directors is incorporated by reference to the information set forth under the captions “Proposal No. 1: Election of Directors,” “Executive Officer Compensation,” “Security Ownership of Directors, Officers and Principal Shareholders” and “Corporate Governance” in our Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2010.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the information set forth under the caption “Executive Officer Compensation” and “Director Compensation” in our Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth under the caption “Security Ownership of Directors, Officers and Principal Shareholders” and “Executive Officer Compensation” in our Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” and “Corporate Governance” in our Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2010.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth under the caption “Ratification of Appointment of Independent Auditors – Fees Paid to Independent Auditors” in our Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2010.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)    1. The following Financial Statements of the Registrant are included in Part II, Item 8, Page 20:

        2. Financial Statement Schedules of the Registrant: See (c) below.

(b)	Exhibits: See Exhibit Index

(c)	Financial Statements Schedule: The valuation and qualifying accounts schedule is provided and all other financial statement schedules are omitted because of the absence of conditions requiring them.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996).

3.2	First Amendment to Restated Articles of Incorporation dated as of August 31, 1998, of the Company (incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K dated August 31, 1998 filed by the Registrant on September 9, 1998).

3.3	Second Articles of Amendment to Restated Articles of Incorporation dated as of November 5, 2010 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on November 5, 2010).

3.4	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.3 to the Annual Report on Form 10-K for the 2006 year filed by the Registrant on March 23, 2007).

4.1	Trust Indenture dated as of February 1, 1999, between First Union National Bank and the Industrial Development Board of Hamilton County, Tennessee (incorporated herein by reference to Exhibit 4.2 to the Annual Report on Form 10-K for the 1998 year filed by the Registrant on March 23, 1999).

4.2	Trust Indenture dated as of June 1, 1999, between First Union National Bank and First Security Bank, National Association (incorporated herein by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the 1999 third quarter filed by the Registrant on November 12, 1999).

4.3	Rights Agreement dated as of November 5, 2010 between the Company and Registrar and Transfer Company, as rights agent, which includes as Exhibit B the Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on November 5, 2010).

10.1*	1995 Stock Option Plan, as amended, of the Company (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996).

10.2*	Form of Stock Option Agreement between the Company and participants under the 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996).

Exhibit Number	Exhibit Description
10.3	Texas Industrial Net Lease dated March 19, 1992, between the Trustees of the Estate of James Campbell, Deceased, and Amsco SRI/Surgical Express, Inc., as assigned to the Company (incorporated herein by reference to Exhibit 10.18 to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996).

10.4	Lease dated March 30, 1992, between Walter D’Aloisio and Amsco SRI/Surgical Express, Inc., as assigned to the Company (incorporated herein by reference to Exhibit 10.19 to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996).

10.5	Standard Industrial Lease – Multi-Tenant (American Industrial Real Estate Association) dated February 24, 1992, between Borstein Enterprises and Amsco SRI/Surgical Express, Inc., as assigned to the Company (incorporated herein by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996).

10.6	Carolina Central Industrial Center Lease dated April 22, 1992, between Industrial Development Associates and Amsco SRI/Surgical Express, Inc., as assigned to the Company (incorporated herein by reference to Exhibit 10.21 to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996).

10.7	Lease Agreement dated September 2, 1993, between Price Pioneer Company, Ltd., and AmscoSRI/Surgical Express, Inc., as assigned to the Company (incorporated herein by reference to Exhibit 10.22 to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996).

10.8	Service Center Lease dated December 4, 1991, between QP One Corporation and Amsco SRI/Surgical Express, Inc., as assigned to the Company (incorporated herein by reference to Exhibit 10.23 to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996).

10.9*	1996 Non-Employee Director Stock Option Plan of the Company (incorporated herein by reference to Exhibit 10.29 to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996).

10.10*	Amendments No. 2 and 3 to the 1995 Stock Option Plan of the Company (incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the 1996 year filed by the Registrant on March 24, 1997).

10.11	Corporate Service Agreement dated October 21, 1997, between Standard Textile Co., Inc. and the Company (incorporated herein by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the 1997 year filed by the Registrant on March 30, 1998).

10.12*	1998 Stock Option Plan of the Company (incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the 1997 year filed by the Registrant on March 30, 1998).

10.13	Lease Agreement dated as of June 15, 1999, between the Company and ProLogis Limited Partnership IV (incorporated herein by reference to Exhibit 10.32 to the Quarterly Report on Form 10-Q for the 1999 third quarter filed by the Registrant on November 12, 1999).

10.14	Lease Agreement dated as of June 10, 1999, between the Company and Riggs & Company, a division of Riggs Bank, N.A., as Trustee of the Multi-Employer Property Trust, a trust organized under 12 C.F.R. Section 9.18 (incorporated by reference to the Annual Report on Form 10-K for the 1999 year filed by the Registrant on March 30, 2000).

10.15	Purchasing Agreement dated as of May 1, 2001, between the Company and HealthTrust Purchasing Group, L.P. (incorporated herein by reference to Exhibit 10.46 to the Quarterly Report on Form 10-Q for the 2001 second quarter filed by the Registrant on July 26, 2001).

10.16*	Form of stock option agreement between the Company and non-employee directors (incorporated herein by reference to Exhibit 10.47 to the Annual Report on Form 10-K for the 2001 year filed by the Registrant on April 1, 2002).

Exhibit Number	Exhibit Description
10.17	Joint Marketing Agreement dated as of March 1, 2003 between the Company and Aesculap, Inc. (incorporated herein by reference to Exhibit 10.54 to the Quarterly Report on Form 10-Q for the 2003 first quarter filed by the Registrant on May 14, 2003).

10.18*	2004 Stock Compensation Plan of the Company (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by the Registrant on March 28, 2005).

10.19*	Employment Agreement dated as of July 1, 2005, between Wallace D. Ruiz and the Company (incorporated herein by reference to Exhibit 99.4 to the Current Report on Form 8-K filed by the Registrant on June 24, 2005).

10.20*	Notice of Restricted Stock Grant and Stock Restriction Agreement (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the Registrant on February 3, 2006).

10.21*	Amendment No. 1 to 1998 Stock Option Plan of the Company (as Amended and Restated as of June 17, 2005) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the 2006 first quarter filed by the Registrant on May 9, 2006).

10.22*	Amendment No. 1 to 2004 Stock Compensation Plan of the Company (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the 2006 first quarter filed by the Registrant on May 9, 2006).

10.23*	Letter Agreement dated as of March 22, 2006, between Wayne R. Peterson and the Company (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the 2006 first quarter filed by the Registrant on May 9, 2006).

10.24*	Retention Agreement dated as of February 2, 2005, between D. Jon McGuire and the Company (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 5, 2007).

10.25*	Employment Agreement dated as of December 31, 2007, between Gerald Woodard and the Company (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on January 7, 2008).

10.26*	Restricted Stock Grant Agreement dated as of February 6, 2008, between Gerald Woodard and the Company (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 7, 2008).

10.27*	Stock Option Agreement dated as of February 6, 2008, between Gerald Woodard and the Company (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 7, 2008).

10.28*	First Amendment to Retention Agreement dated November 4, 2008 between D. Jon McGuire and the Company (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the 2008 third quarter filed by the Registrant on November 4, 2008).

10.29*	First Amendment to Retention Agreement dated December 23, 2008 between Gerald Woodard and the Company (incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the 2008 fiscal year filed by the Registrant on March 10, 2009).

10.30*	First Amendment to Retention Agreement dated December 24, 2008 between Wallace D. Ruiz and the Company (incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the 2008 fiscal year filed by the Registrant on March 10, 2009).

10.31**	Supply and Co-Marketing Agreement dated November 26, 2008 between Cardinal Health 200, Inc. and the Company(incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the 2008 fiscal year filed by the Registrant on March 10, 2009).

Exhibit Number	Exhibit Description
10.32	Loan and Security Agreement dated August 7, 2008, between the Company and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the 2008 second quarter filed by the Registrant on August 13, 2008).

10.33	Revolving Loan Note dated August 7, 2008, executed by the Company in favor of Bank of America, N.A. (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the 2008 second quarter filed by the Registrant on August 13, 2008).

10.34	Term Loan Note dated August 7, 2008, executed by the Company in favor of Bank of America, N.A. (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the 2008 second quarter filed by the Registrant on August 13, 2008).

10.35	Waiver and Amendment No. 1 to Loan and Security Agreement dated November 13, 2009, between the Company and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the 2009 third quarter filed by the Registrant on November 16, 2009).

10.36**	Amended and Restated Co-Marketing Agreement dated February 1, 2010 between Cardinal Health 200, LLC, formerly known as Cardinal Health 200, Inc., and the Company. (incorporated herein by reference to Exhibit 10.36 to the Annual Report on Form 10-K for the 2009 fiscal year filed by the Registrant on March 31, 2010).

10.37**	National Brand Distribution Agreement dated June 15, 2009 between Cardinal Health 200, Inc. and the Company. (incorporated herein by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the 2009 fiscal year filed by the Registrant on March 31, 2010).

10.38*	Retention Agreement dated as of December 23, 2009, between Mark R. Faris and the Company (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 23, 2009).

10.39	Waiver and Amendment No. 2 to Loan and Security Agreement dated March 30, 2010, between the Company and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.39 to the Annual Report on Form 10-K for the 2009 fiscal year filed by the Registrant on March 31, 2010).

23.1	Consent of Grant Thornton LLP.

31	Certifications by the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the CEO and CFO of the Company under Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission.)

*	Indicates management contract or compensatory plan or arrangement.

**	Certain parts of this exhibit have not been disclosed and have been filed separately with the Secretary of the Securities and Exchange Commission, and are subject to a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

SRI/SURGICAL EXPRESS, INC.

BY:	/s/ GERALD WOODARD	BY:	/s/ MARK R. FARIS
	Gerald Woodard, Chief Executive Officer		Mark R. Faris, Vice President & Chief Financial Officer

Dated: March 7, 2011

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ CHARLES W. FEDERICO Charles W. Federico	Chairman and Director	March 7, 2011

/s/ GERALD WOODARD Gerald Woodard	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2011

/s/ MARK R. FARIS Mark R. Faris	Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2011

/s/ JAMES T. BOOSALES James T. Boosales	Director	March 7, 2011

/s/ JAMES M. EMANUEL James M. Emanuel	Director	March 7, 2011

/s/ CHARLES T. ORSATTI Charles T. Orsatti	Director	March 7, 2011

/s/ WAYNE R. PETERSON Wayne R. Peterson	Director	March 7, 2011

/s/ MICHAEL D. ISRAEL Michael D. Israel	Director	March 7, 2011