Form 10-Q
period 2011-03-31
SRI SURGICAL EXPRESS INC
filed 2011-05-09
CIK 1014041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Number of outstanding shares of each class of registrant’s common stock as of May 3, 2011:

Common Stock, par value $.001 – 6,503,128

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SRI/SURGICAL EXPRESS, INC.

BALANCE SHEETS

(In thousands)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Cash and cash equivalents	$584	$1,327
Accounts receivable, net	13,587	12,117
Inventories, net	3,293	3,398
Prepaid expenses and other assets	1,758	2,092
Reusable surgical products, net	17,653	17,369
Property, plant and equipment, net	25,102	25,405

Total assets	$61,977	$61,708

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable	$629	$5,561
Accounts payable	8,364	8,768
Employee-related accrued expenses	1,588	1,642
Other accrued expenses	2,482	2,493
Mortgage payable	3,727	3,780
Bonds payable	6,565	520

Total liabilities	23,355	22,764

Shareholders’ equity:
Preferred stock-authorized 5,000,000 shares of $0.001 par value; no shares issued and outstanding at March 31, 2011 and December 31, 2010.	—	—
Common stock-authorized 30,000,000 shares of $0.001 par value; issued and outstanding 6,503,128 and 6,485,678 at March 31, 2011 and December 31, 2010, respectively.	7	6
Additional paid-in capital	33,832	33,664
Retained earnings	4,783	5,274

Total shareholders’ equity	38,622	38,944

Total liabilities and shareholders’ equity	$61,977	$61,708

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues	$27,330	$24,611
Cost of revenues	21,421	19,679

Gross profit	5,909	4,932

Distribution expenses	2,136	1,918
Selling and administrative expenses	4,170	4,482

Loss from operations	(397)	(1,468)

Interest expense	165	143
Other income	(91)	(90)

Loss before income taxes	(471)	(1,521)

Income tax expense	19	12

Net loss	$(490)	$(1,533)

Loss per share:

Basic	$(0.08)	$(0.24)

Diluted	$(0.08)	$(0.24)

Weighted average common shares outstanding:
Basic	6,460	6,460

Diluted	6,460	6,460

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(490)	$(1,533)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	800	815
Amortization of reusable surgical products	1,492	1,532
Stock-based compensation expense	167	145
Provision for doubtful accounts	9	9
Provision (reduction) for slow moving inventory	44	(33)
Provision for slow moving reusable surgical products and Shrinkage	551	418
Change in operating assets and liabilities:
Increase in accounts receivable	(1,479)	(11)
Decrease in inventories	61	4
Decrease (increase) in prepaid expenses and other assets	335	(845)
(Decrease) increase in accounts payable	(405)	161
Decrease in employee-related and other accrued expenses	(65)	(57)

Net cash provided by operating activities	1,020	605

Cash flows from investing activities:
Purchases of property, plant and equipment	(497)	(118)
Purchases of reusable surgical products	(2,327)	(1,879)

Net cash used in investing activities	(2,824)	(1,997)

Cash flows from financing activities:
Borrowings on notes payable	29,796	27,892
Repayments on notes payable	(34,728)	(26,918)
Proceeds from reissuance of bonds	6,045	—
Repayments on mortgage payable	(53)	(53)
Proceeds from exercise of stock options	1	—

Net cash provided by financing activities	1,061	921

Decrease in cash and cash equivalents	(743)	(471)
Cash and cash equivalents at beginning of period	1,327	802

Cash and cash equivalents at end of period	$584	$331

Supplemental cash flow information:
Cash paid for interest	$117	$142

Cash paid for income taxes	$38	$93

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements of SRI/Surgical Express, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they omit or condense footnotes and certain other information normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments of a normal recurring nature that are necessary to present fairly the financial information for the interim periods reported have been made. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2010, filed with the SEC. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2011.

The Company presents an unclassified balance sheet as a result of the extended amortization period (predominantly three to six years) of its reusable surgical products. The Company provides reusable surgical products to its customers on a per use basis similar to a rental arrangement.

The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited financial statements are reflected as of March 31, 2011 and 2010 for presentation purposes only. The actual end of each period was April 3, 2011 and April 4, 2010, respectively. There are 13 weeks included for each of the three month periods ended March 31, 2011 and 2010.

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

Accounts Receivable, net

The Company has accounts receivable from hospitals and surgery centers. The Company does not believe that there is sufficient credit risk associated with those receivables to require a form of collateral from its customers. The allowance for doubtful accounts at March 31, 2011 and December 31, 2010, was approximately $122,000 in both periods. The allowance for doubtful accounts relates to accounts receivable not expected to be collected and is based on management’s assessment of specific customer balances, the overall aging of the balances, and the financial stability of the customers.

Inventories, net

Inventories consist of raw materials, principally consumables, supplies, and disposable surgical products and finished goods consisting of assembled packs of various combinations of raw materials and disposable accessory packs purchased from third parties. Inventories are valued at the lower of cost or market, with cost being determined on the first-in, first-out method.

As of March 31, 2011 and December 31, 2010, inventory consists of the following:

	March 31, 2011	December 31, 2010
	(in 000’s)
Raw materials	$1,069	$1,053
Finished goods	2,380	2,457

	3,449	3,510
Less: Inventory reserve	(156)	(112)

	$3,293	$3,398

Reusable Surgical Products, net

The Company’s reusable surgical products, consisting principally of linens (gowns, towels, drapes), basins (stainless steel medicine cups, carafes, trays, basins), and owned surgical instruments, are stated at cost. Amortization of linens and basins is computed on a basis similar to the units of production method. Estimated useful lives for each product are based on the estimated total number of available uses for each product. The expected total available usage for its linen products using the three principal fabrics (accounting for approximately 74% of the reusable surgical products) is 75, 100, and 125 uses, based on several factors, including the Company’s actual historical experience with these products. The Company believes radio frequency identification (“RFID”) technology enables it to evaluate the useful lives of linen products more efficiently. Basins are amortized on a straight-line basis over their estimated useful life, up to 20 years. Owned surgical instruments are amortized straight-line over a period of four years. Accumulated amortization as of March 31, 2011 and December 31, 2010, was approximately $15.9 million and $15.4 million, respectively.

As of March 31, 2011, and December 31, 2010, the Company had reserves for shrinkage, obsolescence, and scrap related to reusable surgical products of approximately $1,158,000 and $1,140,000, respectively.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with the provisions of ASC Topic 718, Share-Based Payments, (“ASC 718”). Under ASC 718, all stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The cost for all stock-based awards granted subsequent to December 31, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of ASC 718, utilizing a binomial (Lattice) model. Compensation for restricted stock awards is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Stock-based compensation expense was $167,000 and $145,000, for the three months ended March 31,

2011 and 2010, respectively, which contributed to a $0.03 and a $0.02 increase in basic and diluted loss per share for the three month ended March 31, 2011 and 2010, respectively.

The proceeds from stock option exercises under all stock-based payment arrangements for the three-months ending March 31, 2011 were less than $1,000. The Company did not receive any proceeds from stock option exercises under any share-based payment arrangements for the three months ended March 31, 2010, because there were no exercises during that period. There was no stock-based compensation costs capitalized for the three months ended March 31, 2011 or 2010.

Stock Option Plans

The 1995 Stock Option Plan

The 1995 Stock Option Plan was designed to provide employees with incentive or non-qualified options to purchase up to 700,000 shares of common stock. The options vest ratably over four to five years from the date of grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement or termination of employment. As of March 31, 2011 and December 31, 2010, options to purchase 10,500 shares for each year were outstanding under this Plan. The 1995 Stock Option Plan terminated on December 21, 2005, although that termination does not adversely affect any options outstanding under the Plan.

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

As of March 2006, the equity component of the director compensation plan was restructured, so that each non-employee director receives an annual grant of options, from the 2004 Stock Compensation Plan described below, to purchase 7,500 shares of common stock as of the date of each Annual Shareholder Meeting. As of March 31, 2011 and December 31, 2010, options to purchase 70,000 shares for each year were outstanding under the Non-Employee Director Plan. The 1996 Non-Employee Director Plan terminated on July 14, 2006, although that termination does not adversely affect any options outstanding under the Plan.

The 1998 Stock Option Plan

As amended on May 16, 2001, the 1998 Stock Option Plan was designed to provide employees with incentive or non-qualified options to purchase up to 600,000 shares of common stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. As of March 31, 2011 and December 31, 2010, options to purchase 242,600 and 268,000 shares, respectively, were outstanding under the 1998 Stock Option Plan. The 1998 Stock Option Plan terminated on February 17, 2008, although that termination does not adversely affect any options outstanding under the Plan.

The 2004 Stock Compensation Plan

The 2004 Stock Compensation Plan is designed to further the interests of the Company and its shareholders by providing incentives in the form of incentive or non-qualified stock options or restricted stock grants to key employees and non-employee directors who contribute materially to the success and profitability of the Company. Under this Plan, restricted stock grants are not considered outstanding options upon grant but are considered issued and outstanding stock. Any forfeited restricted stock awards are considered to be available for grant. Except for annual grants to non-employee directors described below, the equity awards typically vest ratably over five years from the date of the grant. Each non-employee director of the Company receives an annual award of options to purchase 7,500 shares of common stock as of the date of the Annual Shareholders Meeting. Under each grant agreement, the options vest ratably over a three-year period and have an exercise price equal to the fair market value of the common stock on the date of grant. All outstanding grants vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. At the Company’s annual meeting of shareholders on May 24, 2007, the shareholders approved an amendment to the 2004 stock compensation plan to authorize an additional 500,000 shares under the Plan. As of March 31, 2011 and December 31, 2010, options to purchase 920,250 and 908,700 shares, respectively, were outstanding, and 1,800 and 30,800 shares, respectively, were available to be granted as options or restricted stock under this Plan.

The 2009 Stock Compensation Plan

The 2009 Stock Compensation Plan is designed to further the interests of the Company and its shareholders by providing incentives in the form of incentive or non-qualified stock options or restricted stock grants to key employees and non-employee directors who contribute materially to the success and profitability of the Company. Under this Plan, restricted stock grants are not considered outstanding options upon grant but are considered issued and outstanding stock. Any forfeited restricted stock awards are considered to be available for grant. Except for annual grants to non-employee directors described above, the equity awards typically vest ratably over five years from the date of the grant. All outstanding grants vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. At the Company’s annual meeting of shareholders on May 21, 2009, the shareholders approved the 2009 Stock Compensation Plan and authorized 600,000 shares available for grant under the Plan. As of March 31, 2011 and December 31, 2010, options to purchase 36,000 and 0 shares, respectively, were outstanding and 564,000 and 600,000 shares, respectively, were available to be granted as options or restricted stock under the Plan.

The following table summarizes stock option and restricted stock grant activity from January 1, 2011 through March 31, 2011:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at December 31, 2010	630,800	1,407,200	$4.11	7.09

Options expired	—	(25,000)	18.34
Options and restricted stock granted	(67,150)	50,150	5.72
Options forfeited	2,150	(2,550)	2.64
Options exercised	—	(450)	1.29

Balance at March 31, 2011	565,800	1,429,350	$3.92	7.06

Options exercisable at March 31, 2011	—	784,436	$4.73	5.90

In February 2008, the Company granted 25,000 shares of restricted stock and options to purchase 150,000 shares of common stock to the Company’s Chief Executive Officer. The option award vests evenly over a three-year period. The 25,000 shares of restricted stock vest entirely on the earlier of the third anniversary date from the date of grant or upon involuntary termination.

The weighted-average grant date fair value of options granted during the three months ended March 31, 2011 and 2010 was $4.82 and $2.34, respectively. The total intrinsic value of options exercised in the three months ended March 31, 2011 was less than $1,200. There were no options exercised during the three months ended March 31, 2010.

As of March 31, 2011, there was $952,000 of unrecognized compensation cost related to non-vested options and restricted stock that is expected to be recognized over a weighted average period of 1.48 years. The total fair value of options and restricted stock vested during the three months ended March 31, 2011 and 2010 was $167,000 and $145,000, respectively.

The Company consistently used a binomial model for estimating the fair value of options granted during the three months ended March 31, 2011 and 2010. The Company used historical data to estimate the option exercise and employee departure behavior used in the binomial valuation model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The risk-free rates for periods within the contractual term of the options are based on the U.S. Treasury stripped coupon interest in effect at the date of grant. Because the binomial valuation model accommodates multiple input values, the risk free interest rates and expected term rates used in calculating the fair value of the options are expressed in ranges.

Following are the weighted-average and range assumptions, where applicable, used for each respective period:

	Three Months Ended
	March 31, 2011	March 30, 2010
	(Binomial)
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.10 to 3.55%	1.35 to 4.08%
Weighted-average expected volatility	102.2%	106.8%
Expected term	2.47 to 9.00 years	2.47 to 8.77 years
Respective service period	3-5 years	3-5 years

Restricted Stock Awards

In February 2011, the Company granted 17,000 shares of restricted stock to a key employee pursuant to the 2004 Stock Compensation Plan. The shares vest ratably over five years. There were no shares of restricted stock granted during the three months ended March 31, 2010.

The Company recorded $7,000 and $20,000, in compensation expense related to the restricted stock that vested during the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010, there was $98,000 and $4,000, respectively, of total unrecognized compensation cost related to restricted stock awards granted under the Plan, which is expected to be recognized over a period of five years and one year, respectively.

NOTE C – INCOME TAX

ASC Topic 740, Income Taxes, requires a valuation allowance to reduce reported deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, an allowance of $3.5 million and $3.2 million, respectively, has been established at March 31, 2011 and December 31, 2010 to reduce the deferred tax assets to the amount that will more likely than not be realized.

NOTE D – NOTES PAYABLE

On August 7, 2008, the Company entered into a three-year $24.3 million credit facility with a financial institution. The credit facility includes a revolving loan of up to $20 million for working capital, letters of credit, capital expenditures and other purposes, and a $4.3 million term loan. Actual amounts available under the revolving loan are determined by a defined borrowing base, which primarily relates to outstanding receivables, inventories and reusable surgical products. As a result of the borrowing base calculation as of March 31, 2011, the Company had $17.5 million available for advances, of which the Company had used $8.9 million of the revolving loan, including $0.6 million of advances, $8.1 million of availability for letters of credit to support the Company’s bonds and self-insurance policies and $0.2 million maintained as a required reserve. As a result, at March 31, 2011, the Company had excess availability of $8.6 million. As of March 31, 2011, the Company had $3.7 million outstanding on the term loan, which is classified as a mortgage payable. The term loan amortizes based on a 20-year schedule, with the remaining principal balance due on the expiration date of the facility, which is August 7, 2011. The credit facility is secured by substantially all of the Company’s assets. The Company is in discussion with its current lender as well as other lenders in regards to establishing a new long-term credit facility.

On March 30, 2010, the credit facility was amended to require the Company to maintain a minimum tangible net worth covenant of at least $35 million through December 31, 2010 and $37.5 million thereafter, and set the fixed charge coverage ratio as no less than 1.10 to 1.00 after August 31, 2010. As of March 31, 2011, the Company is in compliance with all financial and non-financial covenants under the amended credit facility.

As amended, the interest rate on the revolving loan varies between 250 and 300 basis points over LIBOR or between 150 and 200 basis points over the Prime Rate, depending on the level of the fixed charge coverage ratio. Interest on the term loan varies between 275 and 325 basis points over LIBOR or between 175 and 225 basis points over the Prime Rate, depending on the level of the fixed charge coverage ratio. The type of interest rate is an election periodically made by the Company. As of March 31, 2011, the $0.6 million outstanding revolver loan balance was at the Prime Rate plus 2.00% (5.25% at March 31, 2011). As of March 31, 2011, $3.7 million of the outstanding term loan was based on LIBOR plus 3.75% (4.125% as of March 31, 2011) and the remaining outstanding balance of approximately $27,000 was at the Prime Rate plus 2.25% (5.50% at March 31, 2011).

The credit facility includes typical provisions restricting the Company from paying dividends, incurring additional debt, making loans and investments, encumbering its assets, entering into a business outside of current operations, or entering into certain merger, consolidation, or liquidation transactions.

NOTE E – BONDS PAYABLE

In 1999, the Company issued public bonds to fund the construction of two of its reusable processing facilities. Interest expense on these bonds adjusts based on rates that approximate LIBOR (0.36% at March 31, 2011). In October 2008, $6.0 million of the Company’s bonds were tendered. The holders of the tendered bonds were paid from draws against the letters of credit under the Company’s credit facility. Under the terms of the indentures relating to the bonds, the tendered bonds can be remarketed at any time prior to their maturity in 2014.

On March 10, 2011, the $6.0 million of tendered bonds were reissued and, as a result, the Company received approximately $6.0 million of proceeds. The proceeds were used to pay down the Company’s outstanding notes payable. A principal payment of $6.6 million is due on the bonds in 2014. Letters of credit issued by the Company’s lenders for amounts totaling $6.9 million secure these bonds.

NOTE F – LOSS PER SHARE

The following table sets forth the Company’s computation of basic and diluted loss per share:

	Three Months Ended
	March 31, 2011	March 31, 2010
	(In thousands, except per share data) (unaudited)
Basic
Numerator:
Net Loss	$(490)	$(1,533)

Denominator:
Weighted average shares outstanding	6,460	6,460

Loss per common share, basic	$(0.08)	$(0.24)

Diluted
Numerator:
Net Loss	$(490)	$(1,533)

Denominator:
Weighted average shares outstanding	6,460	6,460
Effect of dilutive securities - employee stock options	—	—

	6,460	6,460

Loss per common share, diluted	$(0.08)	$(0.24)

Options to purchase 276,963 and 1,013,977 shares of common stock outstanding during the three months ended March 31, 2011 and 2010, respectively, were not included in the computation of diluted earnings per common share, because the assumed proceeds per share were greater than the average market price, and therefore, were anti-dilutive. The dilutive effect of 1,149,547 and 265,507 options with assumed proceeds per share less than the average market price were not included for the three months ended March 31, 2011 and 2010, respectively, because the effect would be anti-dilutive to the Company’s net loss for the period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read with our financial statements and the notes thereto included elsewhere in this report. This discussion and analysis contains trend analysis and might contain forward-looking statements. These statements are based on current expectations, and actual results might differ materially. Among the factors that could cause actual results to vary are those described in “Critical Accounting Policies” and “Risk Factors” included in this report. The accompanying Management’s Discussion and Analysis should be read in conjunction with the Management’s Discussion and Analysis included in the Company’s Form 10-K for the year ended December 31, 2010, filed with the SEC. We do not undertake to update our forward-looking statements.

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

In November 2008, we signed a five-year Supply and Co-Marketing Agreement (the “Co-Marketing Agreement’) with Cardinal Health 200, Inc. (“Cardinal”), an affiliate of Cardinal Health, Inc. As a result of the agreement, we appointed Cardinal as our exclusive provider of disposable surgical products. We jointly market an environmentally friendly combined reusable pack (produced by us) and disposable surgical pack (produced by Cardinal) called the Hybrid Preference Pack™. The Co-Marketing Agreement gives us an opportunity to focus on our core strengths: reusable surgical products, instrumentation and management of central sterilization and supply chain activities. The Co-Marketing Agreement gives our environmentally friendly solution greater reach and visibility throughout the healthcare market and combines the strengths of two organizations that are market leaders in their segments for a more efficient and effective delivery of healthcare solutions. We amended and restated the Co-Marketing Agreement in February 2010 to provide, among other things, that we purchase from Cardinal Health the disposable component products included in the Hybrid Preference Packs, instead of receiving them on a consignment basis. The change in the arrangement for disposable component products contributed approximately $50,000 of the $977,000 increase in our gross margins for the three months ended March 31, 2011 when compared to the same period in the prior year.

Under the terms of the Co-Marketing Agreement with Cardinal Health, we received $1.0 million and $250,000 in January 2009 and 2010, respectively, which was initially recognized in other accrued expenses in our balance sheets. The amounts received from Cardinal Health reimbursed us for certain expenses incurred for marketing and sales, opening depots in territories not currently served by us, and to close our disposable products assembly plant located in Plant City, Florida, among other items. As of January 1, 2011, the above amounts have been fully utilized and, as a result, there are no funds remaining to be applied against future expenditures. During the three months ended March 31, 2010, we incurred costs of $13,000 related to certain costs, including severance, asset disposal and other costs, associated with the closing of our disposable assembly facility in Plant City, Florida. The costs directly associated with the plant closing were applied against the payment received from Cardinal Health. Additionally, during the three months ended March 31, 2010, we incurred costs of $154,000 related to the hiring of sales and marketing professionals to support the agreement, as well as software development, and training and management sessions in an effort to support the agreement. The direct costs incurred in support of the agreement with Cardinal Health were applied against the payment received from Cardinal Health. We accounted for cash incentive payments under the provisions of Accounting Standards Codification (“ASC”) 605-50-45-13b, Revenue Recognition: Customer Payments and Incentives, which requires that consideration received from a vendor that is a reimbursement for cost incurred to sell the vendor’s product be characterized as a reduction of that cost when recognized in the income statement.

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

Our profitability is primarily determined by our revenues, the efficiency with which we deliver products and services to customers, and our ability to control our costs. Our revenue increase generated an improvement from our results in the 2010 first quarter, although we still incurred operating and net losses for the 2011 first quarter primarily because of an increase in labor costs, which were inclusive of increased insurance costs due to higher medical claims volumes, increased distribution related costs partially due to the increased cost of fuel, and increased selling expenses to support the management of new customers, that has resulted from the increased interest in our environmentally friendly products.

Our principal strategic opportunity to improve our operating results is to capitalize on our service capabilities and considerable infrastructure by leveraging our current relationships with existing customers and adding new customers. We continue to focus on introducing our current and potential new customers to our reusable surgical products, which has been our principal source of new sales. In addition, the Co-Marketing Agreement with Cardinal Health allows our sales force to focus on our strengths: reusable surgical products, instrumentation, and management of central sterilization and supply chain activities. The agreement gives our environmentally friendly solution greater reach and visibility throughout the healthcare market. It combines the strengths of two organizations that are leaders in their segments for a more efficient and effective delivery of healthcare solutions.

W.L. Gore and Associates (“Gore”), the supplier of the barrier fabric used in our Level III and Level IV surgical gowns and our Level IV drapes, notified us that it intends to exit the medical fabrics market in a timed, phased manner. Gore gave its customers the option to make advance purchases of fabric to bridge their process of transitioning to another supplier, and we expect to make substantial purchases of fabric pursuant to this program, as discussed below. As a result of Gore’s exit from the medical fabrics market, we will need to identify, evaluate, and engage a new supplier of barrier fabric to replace Gore. We believe alternate suppliers exist that could manufacture comparable medical fabrics for us and we are currently exploring arrangements with potential alternate suppliers.

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

Health Insurance Reserves. We offer employee benefit programs including health insurance to eligible employees. We retain a liability up to $110,000 annually for each plan member. Our policy has an estimated annual aggregate liability limit of $3.9 million. We accrue health insurance costs using estimates to approximate the liability for reported claims and claims incurred but not reported. Using different estimates or assumptions could produce different reserve balances. If actual claims results exceed our estimates, our health insurance reserve would increase, which could adversely affect our results of operations.

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

Income Taxes. Our effective tax rate is based on expected income and statutory tax rates in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and evaluating our tax positions. This rate is applied to our quarterly operating results. Income taxes have been provided using the liability method in accordance with ASC Topic 740, Income Taxes, (“ASC 740”) In accordance with ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in operations in the period that includes the enactment date of the rate change. The tax benefits must be reduced by a valuation allowance in certain circumstances. Realization of the deferred tax benefits is dependent on generating sufficient taxable income prior to expiration of any net operating loss carry-forwards. We periodically review deferred tax assets for recoverability, and provide valuation allowances as necessary.

Stock-Based Compensation. In accordance with the ASC Topic 718, Share-Based Payments, (“ASC 718”) and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”) we recognize stock-based compensation expense in our statements of operations. We have elected to use the binomial model to determine the fair value of our issued options. Option pricing models require the input of subjective assumptions, including the expected life of the option, the price volatility of the underlying stock, expected interest rates and forfeitures. If actual results differ significantly from our assumptions, stock-based compensation could increase or decrease. For further discussion of our stock-based compensation, see Note B-Summary of Significant Accounting Policies—Stock-Based Compensation to the financial statements.

Results of Operations

We operate on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited financial statements are reflected as of March 31, 2011 and 2010 for presentation purposes only. The actual end of each period was April 3, 2011 and April 4, 2010, respectively. There are 13 weeks included for each of the three month periods ended March 31, 2011 and 2010.

The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in our statements of operations:

	Three Months Ended March 31
	2011	2010
Revenues	100.0%	100.0%
Cost of revenues	78.4	80.0

Gross profit	21.6	20.0
Distribution expenses	7.8	7.8
Selling and administrative expenses	15.3	18.2

Loss from operations	(1.5)	(6.0)
Interest expense	0.6	0.6
Other income	(0.3)	(0.4)

Loss before income taxes	(1.7)	(6.2)
Income tax expense	0.1	0.0

Net Loss	(1.8)%	(6.2)%

Three Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues. Revenues increased $2.7 million, or 11.0%, to $27.3 million for the three months ended March 31, 2011, compared to $24.6 million for the three months ended March 31, 2010.

We operate on a 52-53 week fiscal year. As such, each quarter reflects either 13 or 14 operating weeks. Those weeks break down into days we are operating, which varies between quarters after taking into account company holidays. As a result, a key metric we utilize to run our business is our average daily revenue. During the three months ended March 31, 2011 and 2010, there were 65 billing days in each period. As a result, for those same periods in 2011 and 2010 our average daily revenues were $420,000 and $379,000, respectively. The increase in our average daily revenue during the three months ended March 31, 2011 when compared to the three months ended March 31, 2010 is primarily related to the overall increase in our customer base which is primarily driven by the increased demand for our reusable surgical product offering, as well as the increased demand for the Hybrid Preference Pack offering.

Gross Profit. Gross profit increased $977,000 for the three months ended March 31, 2011, as compared to the same period in the prior year. As a percentage of revenues, gross profit increased by 1.6% for the three months ended March 31, 2011 as compared to the same period in the prior year. Our increased gross profit for the three months ended March 31, 2011, was primarily due to our higher revenues of approximately $2.7 million and our lower fixed costs as a percent of revenue, as well as lower utilities expense of $100,000, reusable product loss and scrap of $74,000 and production labor efficiency of $45,000, which was partially offset by an increase in disposable materials of approximately $861,000, an increase in towel expense of approximately $92,000, and increased medical claims costs. For the three months ended March 31, 2011, our disposable product costs relate almost entirely to us purchasing our disposable materials from Cardinal. The disposable products purchased under the Hybrid Preference Pack program have lower margins as we do not incur any direct production costs. Instead the margins we receive are to compensate us for our product handling costs, as well as risk of non-collections. The increase in towel expense is primarily related to the increase in cotton prices.

Distribution Expenses. Distribution expenses for the three months ended March 31, 2011 increased $218,000 to $2.1 million (7.8% of revenues) compared to $1.9 million (7.8% of revenues) for the three months ended March 31, 2010. The increase in distribution expenses for the three months March 31, 2011 when compared to the prior year was primarily due to increased revenues, as well as, higher vehicle fuel costs, increased labor-related costs and vehicle lease expense, as we added additional drivers and vehicles to service our increased customer base. The increase in vehicle fuel costs was primarily related to the increased price per gallon for diesel fuel.

Selling and Administrative Expenses. Selling and administrative expenses decreased $312,000, or 7.0%, to $4.2 million for the three months ended March 31, 2011 compared to $4.5 million for the same period in the prior year. Selling and administrative expenses for the three months ended March 31, 2011 were lower than the prior year primarily due to cost control efforts resulting in a decrease in other professional fees of $156,000, travel-related expenses of $152,000 and payroll-related costs of $141,000, partially offset by an increase in Group Purchasing Organization (“GPO”) related marketing and administrative fees of $72,000, due to the growth in our revenues and an increase in accounting fees of approximately $62,000, which was based on when services were performed.

Interest Expense. Interest expense for the three months ended March 31, 2011 was $165,000 compared to $143,000 for the three months ended March 31, 2010. The increase for the three months ended March 31, 2011 is primarily due to higher interest rates charged on our outstanding balances.

Other Income. Other income was $91,000 for the three months ended March 31, 2011, essentially the same as the prior year period. Other income is primarily rental income. In March 2007, we entered into an agreement to lease to a third party a portion of our corporate headquarters under the terms of a non-cancelable operating lease.

Income Tax Expense. Our effective tax rate is based on expected income and statutory tax rates in the various jurisdictions in which we operate and the need for valuation allowance adjustments. Income taxes are a function of our loss before income tax and effective tax rate, including the effects of deferred tax asset valuation allowances. The effective tax rate for the three months ended March 31, 2011 was (4.0)% compared to (0.8)% for the three months ended March 31, 2010. The change in the effective tax rate in the three months ended March 31, 2011 when compared to the prior year is primarily attributable to the change in our results from operations during the period in relation to minimum taxes we are required to pay in various taxing jurisdictions where we are located. Our effective tax rate may increase or decrease during the remainder of 2011 depending upon actual results of operations.

Liquidity and Capital Resources

Our principal sources of capital have been cash flows from operations and borrowings under our revolving credit facility. As of March 31, 2011, we had approximately $584,000 in cash and cash equivalents, compared to approximately $1.3 million as of December 31, 2010. In addition, as of March 31, 2011, we had $8.6 million available under our credit facility, after accounting for amounts outstanding under the credit facility, certain letters of credit principally associated with our bonds payable and a general reserve. Our current credit facility will expire on August 7, 2011. We are in discussion with our current lender as well as other lenders in regards to establishing a new long-term credit facility and our intent is to enter into a new credit facility prior to the expiration of the current Credit Facility. Although it is difficult for us to predict our future liquidity needs with certainty, our continued access to a credit facility is an essential requirement for our continued operations.

Net cash provided by operating activities for the three months ended March 31, 2011 was $1.0 million as compared to $605,000 for the same period in the prior year. Net cash from operations during the three months ended March 31, 2011 was primarily related to depreciation and amortization expense of $2.3 million, provision for reusable surgical product shrinkage of $551,000 and a decrease in prepaid expenses and other assets of $335,000, which was partially offset by an increase in accounts receivable of $1.5 million, a decrease in accounts payable of $405,000 and our net loss of $490,000. When compared to cash from operations during the first quarter of 2010, the increase is primarily attributable to our lower level of net loss as well as the timing of collections from customer and payments to vendors.

Net cash used in investing activities during the three months ended March 31, 2011 was $2.8 million compared to $2.0 million for the three months ended March 31, 2010. Cash used in investing activities during the three months ended March 31, 2011 is related to purchases of property, plant and equipment and reusable surgical products. We estimate that our expenditures in 2011 for property, plant and equipment will be approximately $2.5 million and our expenditures in 2011 for reusable surgical products will be approximately $7.0 million, an amount that may fluctuate depending on the growth of our business. We expect instrument revenues will continue to grow and, as a result, we expect our instrument inventory will continue to grow. We estimate that our expenditures in 2011 for instrument inventory will be approximately $1.2 million.

As noted under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as a result of Gore’s intent to exit the medical fabrics market, we intend to make advance purchases of fabric to bridge the process of transitioning to another supplier. We anticipate this purchase will cause us to incur between $9 million and $11 million of capital expenditures in 2012, which we intend to finance through our renewal or replacement credit facility.

Net cash provided by financing activities for the three months ended March 31, 2011 was $1.1 million compared to net cash provided by financing activities of $921,000 for the three months ended March 31, 2010. Cash provided by financing activities was primarily a result of the $6.0 million of proceeds that we received from the reissuance of our bonds, which were used to repay a portion of our outstanding notes payable, as discussed below.

Credit Facility

On August 7, 2008, we entered into a three-year $24.3 million credit facility (the “Credit Facility”). The Credit Facility includes a revolving loan of up to $20 million for working capital, letters of credit, capital expenditures, and other purposes, and a $4.3 million term loan, which replaced a prior mortgage loan on our Tampa headquarters. Actual amounts available under the revolving loan are determined by a defined borrowing base, which primarily relates to outstanding receivables, inventories and reusable surgical products. Under the borrowing base calculation, as of March 31, 2011, we had $17.5 million available for advances, of which we had used $8.9 million of the revolving loan, including $0.6 million of advances, $8.1 million of availability for letters of credit to support our bonds and self-insurance policies, and $0.2 million to maintain a required reserve. As of March 31, 2011, we had $3.7 million outstanding on the term loan, which is classified as a mortgage payable. The term loan amortizes based on a 20-year schedule, with the remaining principal balance due when the Credit Facility expires on August 7, 2011. The Credit Facility is secured by substantially all of our assets.

On March 30, 2010, the Credit Facility was amended to require us to maintain a minimum tangible net worth covenant of $35 million through December 31, 2010 and $37.5 million thereafter, and to set the fixed charge coverage ratio as no less than 1.10 to 1.00 after August 31, 2010. As of March 31, 2011, and through the date of this filing, we were in compliance with all the financial and non-financial covenants under the amended Credit Facility.

As amended, the interest rate on the revolving loan varies between 250 and 300 basis points over LIBOR or between 150 and 200 basis points over the Prime Rate, depending on the level of the fixed charge coverage ratio. Interest on the term loan varies between 275 and 325 basis points over LIBOR or between 175 and 225 basis points over the Prime Rate, depending on the level of the fixed charge coverage ratio. The type of interest rate is an election we make periodically. As of March 31, 2011, the $0.6 million outstanding revolver loan balance was at the Prime Rate plus 2.00% (5.25% at March 31, 2011). As of March 31, 2011, $3.7 million of the outstanding term loan was based on LIBOR plus 3.75% (4.125% as of March 31, 2011) and the remaining outstanding balance of approximately $27,000 was at the Prime Rate plus 2.25% (5.50% at March 31, 2011). We are negotiating with our lender an extension of the current agreement or a new credit facility to commence prior to the expiration of the current credit facility.

Bonds and Insurance Financing

We have outstanding public bonds that we issued to fund the construction of two of our reusable processing facilities. Interest expense on these bonds adjusts based on rates that approximate LIBOR (0.36% at March 31, 2011). A principal payment of $6.6 million is due on the bonds in 2014. The bonds are collateralized by the two reusable processing facilities and backed by letters of credit issued under the Credit Facility. The letters of credit must be renewed in January of each year through maturity in 2014.

In October 2008, $6.0 million of the bonds were tendered. The holders of the tendered bonds were paid from draws against the letters of credit under our Credit Facility, and the amounts due were reflected as outstanding notes payable. Under the terms of the indentures relating to the bonds, the tendered bonds can be remarketed at any time prior to their maturity in 2014. On March 10, 2011 the bonds were reissued and we received approximately $6.0 million of proceeds which we used to repay a portion of our outstanding notes payable. Letters of credit issued by our lenders for amounts totaling $6.9 million secure these bonds.

We believe that our existing cash and cash equivalents, together with expected cash provided by operations and our credit facility, will be adequate to finance our operations for at least the next 12 months, although it is difficult for us to predict our future liquidity needs with certainty.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our principal exposure to market risk is change in interest rates under our various debt instruments and borrowings. The outstanding balance under our revolving credit facility was approximately $0.6 million as of March 31, 2011. The interest rate on the revolving loan varies between 250 and 300 basis points over LIBOR or between 150 and 200 basis points over the Prime Rate, depending on excess availability under the facility. As of March 31, 2011, no amount of the outstanding revolving loan balance was based on LIBOR plus 3.00%. As of March 31, 2011, the $0.6 million outstanding revolver loan balance was at the Prime Rate plus 2.00% (5.25% at March 31, 2011). We are subject to changes in our interest rate on this facility based on fluctuations in interest rates. Assuming an outstanding balance on this facility of $0.6 million, if the Prime and LIBOR Rates increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $1,600 per quarter.

The outstanding balance under the term loan portion of the Credit Facility was approximately $3.7 million as of March 31, 2011. Interest on the term loan varies between 275 and 325 basis points over LIBOR or between 175 and 225 basis points over the Prime Rate, depending on the level of the fixed charge coverage ratio. We periodically elect the type of interest rate for this loan. As of March 31, 2011, $3.7 million of the outstanding term loan was based on LIBOR plus 3.75% (4.125% at March 31, 2011) and the remaining outstanding balance of approximately $27,000 was at the Prime Rate plus 2.25% (5.50% at March 31, 2011). Assuming an outstanding balance of this facility of $3.7 million, if the Prime and LIBOR Rates increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $9,500 per quarter.

Interest on our bonds that financed two of our facilities is at a rate that approximates LIBOR. We are subject to changes in our interest expense on these bonds based on fluctuations in interest rates. Assuming an outstanding balance of these bonds of $6.6 million, if LIBOR were to increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $16,000 per quarter.

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

Our Credit Facility requires us to maintain minimum tangible net worth and fixed charge coverage ratio covenants. As of March 31, 2011, we are in compliance with all the financial and non-financial covenants under the amended credit facility. In certain past quarters, we were unable to comply with these covenants and we might not comply with those covenants in future periods. There is no assurance that our lender will waive compliance, and a breach of those covenants would adversely affect us.

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

As disclosed under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Gore, our supplier of the barrier fabric that we use in our Level III and Level IV surgical gowns and our Level IV drapes, notified us that it intends to exit the medical fabrics market in a timed, phased manner. We expect to make significant advance purchases of fabric to bridge the process of transitioning to another supplier and also initiating the process of identifying, evaluating, and engaging that new supplier. Any failure by us to make adequate advance purchases of barrier fabric from Gore or to engage a new supplier of barrier fabric that meets our requirements in a timely manner could materially adversely affect us. There is no assurance that Gore will make a sufficient amount of product available to us or that we will be able to finance the purchase price of the advance purchases on acceptable terms, if at all.

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

The loss of a significant customer or purchasing organization could adversely affect our operating results. During the three months ended March 31, 2011, hospitals belonging to three group purchasing organizations (“GPOs”), Novation, LLC, HealthTrust Purchasing Group, L.P. and MedAssets, Inc., accounted for approximately 57% of our sales. No single healthcare provider accounts for more than 9% of our sales. Our business with these GPOs is pursuant to short-term agreements, which are subject to renewal from time to time through competitive processes. Although each GPO member hospital currently makes its purchasing decisions on an individual basis, the loss of a substantial portion of the GPO hospitals’ business would adversely affect our revenues and results of operations.

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

Our stock price has fluctuated and might continue to be volatile. During the 12-month period ended March 31, 2011, the sale price of our common stock on the NASDAQ Stock Market System ranged from $2.51 to $6.50. Our common stock price may continue to be volatile in the future.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to matters that arise in the ordinary course of our business, none of which we expect to be material.

Item 6.	Exhibits and Reports on Form 8-K

Exhibit Number	Exhibit Description

3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed by the Company on May 15, 1996).

3.2	Articles of Amendment to Restated Articles of Incorporation, dated as of August 31, 1998, of the Company (for Series A Preferred Stock) (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by the Company on September 9, 1998).

3.3	Second Articles of Amendment to Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on November 5, 2010).

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K for the 2006 year filed by the Company on March 23, 2007).

4.3	Rights Agreement, dated as of November 5, 2010, between the Company and Registrar and Transfer Company, as rights agent, which includes as Exhibit B the Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on November 5, 2010).

31.1	Certification by the Chief Executive Officer (CEO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Controller and Vice President and Chief Financial Officer (CFO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the CEO of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

32.2	Certification by the Controller and Vice President and Chief Financial Officer (CFO) of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Restated Articles of Incorporation of the Company (incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996).

3.2	Articles of Amendment to Restated Articles of Incorporation, dated as of August 31, 1998, of the Company (for Series A Preferred Stock) (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by the Company on September 9, 1998).

3.3	Second Articles of Amendment to Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on November 5, 2010).

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to the Annual Report on Form 10-K for 2006 filed by the Registration on March 23, 2007).

4.3	Rights Agreement, dated as of November 5, 2010, between the Company and Registrar and Transfer Company, as rights agent, which includes as Exhibit B the Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on November 5, 2010).

31.1	Certification by the Chief Executive Officer (CEO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Controller and Vice President and Chief Financial Officer (CFO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

32.2	Certification by the Controller and Vice President and Chief Financial Officer (CFO) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRI/SURGICAL EXPRESS, INC.

Date: May 9, 2011	By:	/S/ MARK R. FARIS
Vice President & Chief Financial Officer