Form 10-Q
period 2011-06-30
SRI SURGICAL EXPRESS INC
filed 2011-08-08
CIK 1014041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Number of outstanding shares of each class of registrant’s common stock as of August 3, 2011:

Common Stock, par value $.001 – 6,503,128

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SRI/SURGICAL EXPRESS, INC.

BALANCE SHEETS

(In thousands)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Cash and cash equivalents	$981	$1,327
Accounts receivable, net	13,602	12,117
Inventories, net	3,385	3,398
Prepaid expenses and other assets	1,463	2,092
Reusable surgical products, net	19,282	17,369
Property, plant and equipment, net	24,753	25,405

Total assets	$63,466	$61,708

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable	$9,224	$5,561
Accounts payable	8,983	8,768
Employee-related accrued expenses	1,362	1,642
Other accrued expenses	2,259	2,493
Mortgage payable	3,673	3,780
Bonds payable	0	520

Total liabilities	25,501	22,764

Shareholders’ equity:
Preferred stock-authorized 5,000,000 shares of $0.001 par value; no shares issued and outstanding at June 30, 2011 and December 31, 2010.	—	—
Common stock-authorized 30,000,000 shares of $0.001 par value; issued and outstanding 6,503,128 and 6,485,678 at June 30, 2011 and December 31, 2010, respectively.	7	6
Additional paid-in capital	33,983	33,664
Retained earnings	3,975	5,274

Total shareholders’ equity	37,965	38,944

Total liabilities and shareholders’ equity	$63,466	$61,708

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$26,781	$25,047	$54,111	$49,658
Cost of revenues	21,264	19,207	42,684	38,886

Gross profit	5,517	5,840	11,427	10,772

Distribution expenses	2,120	1,833	4,256	3,751
Selling and administrative expenses	4,117	4,191	8,287	8,673

Loss from operations	(720)	(184)	(1,116)	(1,652)

Interest expense	165	198	330	341
Other income	(90)	(90)	(181)	(180)

Loss before income taxes	(795)	(292)	(1,265)	(1,813)

Income tax expense	15	21	34	33

Net loss	$(810)	$(313)	$(1,299)	$(1,846)

Loss per share:
Basic	$(0.13)	$(0.05)	$(0.20)	$(0.29)

Diluted	$(0.13)	$(0.05)	$(0.20)	$(0.29)

Weighted average common shares outstanding:
Basic	6,478	6,460	6,465	6,460

Diluted	6,478	6,460	6,465	6,460

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,299)	$(1,846)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,605	1,629
Amortization of reusable surgical products	2,959	3,084
Stock-based compensation expense	319	311
Provision for doubtful accounts	18	16
Reduction for slow moving inventory	(30)	(25)
Provision for slow moving reusable surgical products and Shrinkage	903	771
Change in operating assets and liabilities:
Increase in accounts receivable	(1,503)	(1,682)
Decrease in inventories	43	302
Decrease (increase) in prepaid expenses and other assets	629	(35)
Increase in accounts payable	214	359
Decrease in employee-related and other accrued expenses	(513)	(445)

Net cash provided by operating activities	3,345	2,439

Cash flows from investing activities:
Purchases of property, plant and equipment	(953)	(466)
Purchases of reusable surgical products	(5,775)	(3,486)

Net cash used in investing activities	(6,728)	(3,952)

Cash flows from financing activities:
Borrowings on notes payable	66,464	52,891
Repayments on notes payable	(62,801)	(51,305)
Proceeds from reissuance of bonds	6,045	—
Repayment of bonds	(6,565)	—
Repayments on mortgage payable	(107)	(107)
Proceeds from exercise of stock options	1	—

Net cash provided by financing activities	3,037	1,479

Decrease in cash and cash equivalents	(346)	(34)
Cash and cash equivalents at beginning of period	1,327	802

Cash and cash equivalents at end of period	$981	$768

Supplemental cash flow information:
Cash paid for interest	$255	$234

Cash paid for income taxes	$167	$93

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements of SRI/Surgical Express, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they omit or condense footnotes and certain other information normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments of a normal recurring nature that are necessary to present fairly the financial information for the interim periods reported have been made. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2010, filed with the SEC. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2011.

The Company presents an unclassified balance sheet as a result of the extended amortization period (predominantly three to six years) of its reusable surgical products. The Company provides reusable surgical products to its customers on a per use basis similar to a rental arrangement.

The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited financial statements are reflected as of June 30, 2011 and 2010 for presentation purposes only. The actual end of each period was July 3, 2011 and July 4, 2010, respectively. There are 13 weeks and 26 weeks included for each of the three and six month periods ended June 30, 2011 and 2010, respectively.

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

Accounts Receivable, net

The Company has accounts receivable from hospitals and surgery centers. The Company does not believe that there is sufficient credit risk associated with those receivables to require a form of collateral from its customers. The allowance for doubtful accounts at June 30, 2011 and December 31, 2010, was $120,000 and $122,000, respectively. The allowance for doubtful accounts relates to accounts receivable not expected to be collected and is based on management’s assessment of specific customer balances, the overall aging of the balances, and the financial stability of the customers.

Inventories, net

Inventories consist of raw materials, principally consumables, supplies, and disposable surgical products and finished goods consisting of assembled packs of various combinations of raw materials and disposable accessory packs purchased from third parties. Inventories are valued at the lower of cost or market, with cost being determined on the first-in, first-out method.

As of June 30, 2011 and December 31, 2010, inventory consists of the following:

	June 30, 2011	December 31, 2010
	(in 000’s)
Raw materials	$889	$1,053
Finished goods	2,577	2,457

	3,466	3,510
Less: Inventory reserve	(81)	(112)

	$3,385	$3,398

Reusable Surgical Products, net

The Company’s reusable surgical products, consisting principally of linens (gowns, towels, drapes), basins (stainless steel medicine cups, carafes, trays, basins), and owned surgical instruments, are stated at cost. Amortization of linens is computed on a basis similar to the units of production method. Estimated useful lives for each product are based on the estimated total number of available uses for each product. The expected total available usage for its linen products using the three principal fabrics (accounting for approximately 76% of the reusable surgical products) is 75, 100, and 125 uses, based on several factors, including the Company’s actual historical experience with these products. The Company believes radio frequency identification (“RFID”) technology enables it to evaluate the useful lives of linen products more efficiently. Basins are amortized on a straight-line basis over their estimated useful life, up to 20 years. Owned surgical instruments are amortized straight-line over a period of four years. Accumulated amortization as of June 30, 2011 and December 31, 2010, was approximately $16.2 million and $15.4 million, respectively.

As of June 30, 2011, and December 31, 2010, the Company had reserves for shrinkage, obsolescence, and scrap related to reusable surgical products of approximately $1.2 million and $1.1 million, respectively.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with the provisions of ASC Topic 718, Share-Based Payments, (“ASC 718”). Under ASC 718, all stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The cost for all stock-based awards granted subsequent to December 31, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of ASC 718, utilizing a binomial (Lattice) model. Compensation for restricted stock awards is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Stock-based compensation expense was $151,000 and $166,000, for the three months ended June 30, 2011 and 2010, respectively, which contributed to a $0.02 and a $0.03 increase in basic and diluted loss per share for the three months ended June 30, 2011 and 2010, respectively. Stock-based compensation expense was $319,000 and $311,000 for the six months ended June 30, 2011 and 2010, respectively, which contributed to a the increase in basic and diluted loss per share for each of the six months ended June 30, 2011 and 2010.

The Company did not receive any proceeds from stock option exercises under any share-based payment arrangements for the three month period ended June 30, 2011 because there were no exercises during the period. The proceeds from stock option exercises under all stock-based payment arrangements for the six month period ending June 30, 2011 were less than $1,000. The proceeds from stock option exercises under all stock-based payment arrangements for each of the three month and six month periods ended June 30, 2010 were less than $1,000. There were no stock-based compensation costs capitalized at June 30, 2011 or 2010.

Stock Option Plans

The 1995 Stock Option Plan

The 1995 Stock Option Plan was designed to provide employees with incentive or non-qualified options to purchase up to 700,000 shares of common stock. The options vest ratably over four to five years from the date of grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement or termination of employment. As of June 30, 2011 and December 31, 2010, options to purchase 10,500 shares of Company stock were outstanding under this Plan. The 1995 Stock Option Plan terminated on December 21, 2005, although that termination does not adversely affect any options outstanding under the Plan.

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

As of March 2006, the equity component of the director compensation plan was restructured, so that each non-employee director receives an annual grant of options, from the 2004 Stock Compensation Plan described below, to purchase 7,500 shares of common stock as of the date of each Annual Shareholder Meeting. As of June 30, 2011 and December 31,

2010, options to purchase 70,000 shares of Company stock were outstanding under the Non-Employee Director Plan. The 1996 Non-Employee Director Plan terminated on July 14, 2006, although that termination does not adversely affect any options outstanding under the Plan.

The 1998 Stock Option Plan

As amended on May 16, 2001, the 1998 Stock Option Plan was designed to provide employees with incentive or non-qualified options to purchase up to 600,000 shares of common stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. As of June 30, 2011 and December 31, 2010, options to purchase 242,000 and 268,000 shares, respectively, were outstanding under the 1998 Stock Option Plan. The 1998 Stock Option Plan terminated on February 17, 2008, although that termination does not adversely affect any options outstanding under the Plan.

The 2004 Stock Compensation Plan

The 2004 Stock Compensation Plan is designed to further the interests of the Company and its shareholders by providing incentives in the form of incentive or non-qualified stock options or restricted stock grants to key employees and non-employee directors who contribute materially to the success and profitability of the Company. Under this Plan, restricted stock grants are not considered outstanding options upon grant but are considered issued and outstanding stock. Any forfeited restricted stock awards are considered to be available for grant. Except for annual grants to non-employee directors described below, the equity awards typically vest ratably over five years from the date of grant. Each non-employee director of the Company receives an annual award of options to purchase 7,500 shares of common stock as of the date of the Annual Shareholders Meeting. Under each grant agreement, the options vest ratably over a three-year period and have an exercise price equal to the fair market value of the common stock on the date of grant. All outstanding grants vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. At the Company’s annual meeting of shareholders on May 24, 2007, the shareholders approved an amendment to the 2004 stock compensation plan to authorize an additional 500,000 shares under the Plan. As of June 30, 2011 and December 31, 2010, options to purchase 920,300 and 908,700 shares, respectively, were outstanding, and 1,750 and 30,800 shares, respectively, were available to be granted as options or restricted stock under this Plan.

The 2009 Stock Compensation Plan

The 2009 Stock Compensation Plan is designed to further the interests of the Company and its shareholders by providing incentives in the form of incentive or non-qualified stock options or restricted stock grants to key employees and non-employee directors who contribute materially to the success and profitability of the Company. Under this Plan, restricted stock grants are not considered outstanding options upon grant but are considered issued and outstanding stock. Any forfeited restricted stock awards are considered to be available for grant. Except for annual grants to non-employee directors described above, the equity awards typically vest ratably over five years from the date of the grant. All outstanding grants vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. At the Company’s annual meeting of shareholders on May 21, 2009, the shareholders approved the 2009 Stock Compensation Plan and authorized 600,000 shares available for grant under the Plan. As of June 30, 2011 and December 31, 2010, options to purchase 81,000 and 0 shares, respectively, were outstanding and 519,000 and 600,000 shares, respectively, were available to be granted as options or restricted stock under the Plan.

In February 2008, the Company granted 25,000 shares of restricted stock and options to purchase 150,000 shares of common stock to the Company’s Chief Executive Officer. The option award vests evenly over a three-year period. The 25,000 shares of restricted stock vest entirely on the earlier of the third anniversary date from the date of grant or upon involuntary termination.

The following table summarizes stock option and restricted stock grant activity from January 1, 2011 through June 30, 2011:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at December 31, 2010	630,800	1,407,200	$4.11	7.09

Options expired*	200	(25,800)	$17.88
Options granted	(96,650)	96,650	$5.21
Restricted stock granted	(17,000)	—
Options forfeited*	3,400	(3,800)	$3.05
Options exercised	—	(450)	$1.29

Balance at June 30, 2011	520,750	1,473,800	$3.94	6.91

Options exercisable at June 30, 2011	—	839,603	$4.61	5.80

* Options expired and forfeited included in the shares available for grant, do not include options that had expired or were forfeited during 2011 under terminated plans.

The weighted-average grant date fair value of options granted during the six months ended June 30, 2011 and 2010 was $4.48 and $2.54, respectively. The total intrinsic value of options exercised in the six months ended June 30, 2011 was less than $1,200. The total intrinsic value of options exercised in the six month period ended June 30, 2010 was less than $1,000.

As of June 30, 2011, there was $991,000 of unrecognized compensation cost related to non-vested options and restricted stock that is expected to be recognized over a weighted average period of 1.38 years. The total fair value of options and restricted stock vested during the three months ended June 30, 2011 and 2010 was $151,000 and $166,000. The total fair value of options and restricted stock vested during the six months ended June 30, 2011 and 2010 was $319,000 and $311,000, respectively.

The Company consistently used a binomial model for estimating the fair value of options granted during the six months ended June 30, 2011 and 2010. The Company used historical data to estimate the option exercise and employee departure behavior used in the binomial valuation model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The risk-free rates are based on the U.S. Treasury stripped coupon interest in effect at the date of grant based on the expected term of the option granted. Because the binomial valuation model accommodates multiple input values, the risk free interest rates and expected term rates used in calculating the fair value of the options are expressed in ranges.

Following are the weighted-average and range assumptions, where applicable, used for each respective period:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(Binomial)		(Binomial)
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.69 to 3.34%	0.75 to 3.07%	0.69 to 3.55%	0.75 to 4.08%
Weighted-average expected volatility	100.8%	105.5%	100.8 to 102.2%	105.5 to 106.8%
Expected term	2.47 to 9.00 years	2.47 to 8.90 years	2.47 to 9.00 years	2.47 to 8.90 years
Respective service period	3-5 years	3-5 years	3-5 years	3-5 years

Restricted Stock Awards

In February 2011, the Company granted 17,000 shares of restricted stock to a key employee pursuant to the 2004 Stock Compensation Plan. The shares vest ratably over five years. There were no shares of restricted stock granted during the three months ended June 30, 2011.

The Company recorded $5,000 and $20,000, in compensation expense related to the restricted stock that vested during the three months ended June 30, 2011 and 2010, respectively. The Company recorded $12,000 and $40,000, in compensation expense related to the restricted stock that vested during the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and December 31, 2010, there was $93,000 and $4,000, respectively, of total unrecognized compensation cost related to restricted stock awards granted under the Plan, which is expected to be recognized over a period of 4.75 years and less than one year, respectively.

NOTE C – INCOME TAX

ASC Topic 740, Income Taxes, requires a valuation allowance to reduce reported deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, allowances of $3.9 million and $3.2 million, were recorded as of June 30, 2011 and December 31, 2010, respectively to reduce the deferred tax assets to the amount that will more likely than not be realized.

NOTE D – NOTES PAYABLE

As of June 30, 2011, the Company had a $24.3 million credit facility with Bank of America, N.A. Actual amounts available under the revolving loan are determined by a defined borrowing base calculation, which primarily relates to outstanding receivables, inventories and reusable surgical products. As a result of the borrowing base calculation as of June 30, 2011, the Company had $17.6 million available for advances, of which the Company had used $13.2 million of the revolving loan, including $9.2 million of advances, $3.9 million of availability for letters of credit to support the Company’s future raw materials purchases and self-insurance policies and $0.1 million maintained as a required reserve. As of June 30, 2011, the Company had $3.7 million outstanding on the term loan, which is classified as a mortgage payable. The credit facility was secured by substantially all of the Company’s assets and had an interest rate on the revolving loan that varied between 250 and 300 basis points over LIBOR or between 150 and 200 basis points over the Prime Rate, depending on the level of the fixed charge coverage ratio. Interest on the term loan varied between 275 and 325 basis points over LIBOR or between 175 and 225 basis points over the Prime Rate, depending on the level of the fixed charge coverage ratio. As of June 30, 2011, the Company had excess availability of $4.4 million.

The Company was in compliance with the covenants required under the revolving credit facility as of June 30, 2011. On August 4, 2011 the Company entered into an amended and restated credit facility (See Note G – Subsequent Event for additional information).

NOTE E – BONDS PAYABLE

In 1999, the Company issued public bonds to fund the construction of two of its reusable processing facilities. Interest rates on the bonds adjusted based upon rates that approximate LIBOR (0.24% at June 30, 2011). In October 2008, $6.0 million of the Company’s bonds were tendered. The holders of the tendered bonds were paid from draws against the letters of credit under the Company’s credit facility. Under the terms of the indentures relating to the bonds, the tendered bonds could be remarketed at any time prior to their maturity in 2014.

On March 10, 2011, the $6.0 million of tendered bonds were reissued and, as a result, the Company received approximately $6.0 million of proceeds. The proceeds were used to pay down the Company’s outstanding notes payable. A principal payment of $6.6 million was due on the bonds in 2014. Letters of credit issued by the Company’s lender for amounts totaling $6.9 million secured these bonds.

On July 1, 2011, the Company redeemed all of its public bonds with a principal amount of $6.6 million. The bonds were redeemed with funds available under the Company’s credit facility. The bonds were redeemed at par value, therefore no gain or loss was recognized as a result of the redemption of the bonds.

NOTE F –LOSS PER SHARE

The following table sets forth the Company’s computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2011	2010
	(In thousands, except per share data) (unaudited)
Basic and Diluted
Numerator:
Net Loss	$(810)	$(313)	$(1,299)	$(1,846)

Denominator:
Weighted average shares outstanding	6,478	6,460	6,465	6,460

Loss per common share, basic and diluted	$(0.13)	$(0.05)	$(0.20)	$(0.29)

Options to purchase 575,354 and 438,876 shares of common stock outstanding during the three months and six months ended June 30, 2011, respectively, were not included in the computation of diluted earnings per common share, because the assumed proceeds per share were greater than the average market price, and therefore, were anti-dilutive. Options to purchase 1,019,687 and 1,019,532 shares of common stock outstanding during the three months and six months ended June 30, 2010, respectively, were not included in the computation of diluted earnings per common share, because the assumed proceeds per share were greater than the average market price, and therefore, were anti-dilutive. The dilutive effect of 876,822 and 1,000,467 options with assumed proceeds per share less than the average market price were not included for the three and six months ended June 30, 2011, respectively, because the effect would be anti-dilutive to the Company’s net loss for the periods. The dilutive effect of 380,010 and 320,059 options with assumed proceeds per share less than the average market price were not included for the three and six months ended June 30, 2010, respectively, because the effect would be anti-dilutive to the Company’s net loss for the period.

NOTE G – SUBSEQUENT EVENT

On August 4, 2011, the Company entered into a $28.7 million amended and restated loan and security credit facility with Bank of America, N.A., its existing lender, which amended its $24.3 million credit facility that was set to mature on August 7, 2011. The new credit facility includes a $3.7 million term loan, on its Tampa headquarters, and a revolving loan of up to $25.0 million for working capital, letters of credit, capital expenditures and other purposes. Actual amounts available under the revolving loan are determined by a defined borrowing base calculation. As of the closing date, the Company had $18.1 million available for advances, of which the Company had used $11.5 million of the revolving loan, including $7.5 million of advances, $3.9 million of availability for letters of credit to support the Company’s future raw materials purchases and self-insurance policies and $0.1 million maintained as a required reserve. As a result, at August 4, 2011, the Company had excess availability of $6.6 million. As of August 4, 2011, the Company had $3.7 million outstanding on the term loan, which is classified as a mortgage payable, which amortizes based on a 20-year schedule. The new credit facility matures on August 4, 2016.

The new credit facility is secured by substantially all of the Company’s assets. The interest rate on the revolving loan and term loan varies between 50 and 250 basis points over the Base Rate (as defined in the new credit facility) or LIBOR depending on the level of the fixed charge coverage ratio.

The credit facility requires the Company to comply with (a) a fixed charge coverage ratio of 1.0 to 1.0 through March 31, 2012 and 1.1 to 1.0 thereafter; (b) a funded debt to EBITDA ratio not to exceed 2.0 to 1.0; (c) a limit on annual capital expenditures of $2.0 million through December 31, 2013 increasing to $2.5 million annually in 2014 and 2015; and (d) a limit on annual reusable surgical product capital expenditures of $9.0 million annually through December 31, 2013 increasing to $10.0 million annually in 2014 and $11.0 million in 2015. The credit facility includes typical negative covenants, including provisions restricting the Company from paying dividends, incurring more debt, making loans and investments, encumbering its assets, entering into a new business, or entering into certain merger, consolidation, or liquidation transactions.

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

In November 2008, we signed a five-year Supply and Co-Marketing Agreement (the “Co-Marketing Agreement”) with Cardinal Health 200, Inc. (“Cardinal”), an affiliate of Cardinal Health, Inc. As a result of the agreement, we appointed Cardinal as our exclusive provider of disposable surgical products. We jointly market an environmentally friendly combined reusable pack (produced by us) and disposable surgical pack (produced by Cardinal) called the Hybrid Preference PackTM. The Co-Marketing Agreement gives us an opportunity to focus on our core strengths: reusable surgical products, instrumentation and management of central sterilization and supply chain activities. The Co-Marketing Agreement gives our environmentally friendly solution greater reach and visibility throughout the healthcare market and combines the strengths of two organizations that are market leaders in their segments for a more efficient and effective delivery of healthcare solutions. We amended and restated the Co-Marketing Agreement in February 2010 to provide, among other things, that we purchase from Cardinal Health the disposable component products included in the Hybrid Preference Packs, instead of receiving them on a consignment basis. The change in the arrangement for disposable component products contributed less than $50,000 of the $655,000 increase in our gross margins for the six months ended June 30, 2011 when compared to the same period in the prior year.

Under the terms of the Co-Marketing Agreement with Cardinal Health, we received $1.0 million and $250,000 in January 2009 and 2010, respectively, which was initially recognized in other accrued expenses in our balance sheets. The amounts received from Cardinal Health reimbursed us for certain expenses incurred for marketing and sales, opening depots in territories not currently served by us, and to close our disposable products assembly plant located in Plant City, Florida, among other items. As of January 1, 2011, the above amounts have been fully utilized and, as a result, there are no funds remaining to be applied against future expenditures. During the six months ended June 30, 2010, we incurred costs of $37,000 related to certain costs, including severance, asset disposal and other costs, associated with the closing of our disposable assembly facility in Plant City, Florida. The costs directly associated with the plant closing were applied against the payment received from Cardinal Health. Additionally, during the six months ended June 30, 2010, we incurred costs of $230,000 related to the hiring of sales and marketing professionals to support the agreement, as well as software development, and training and management sessions in an effort to support the agreement. The direct costs incurred in support of the agreement with Cardinal Health were applied against the payment received from Cardinal Health. We accounted for cash incentive payments under the provisions of Accounting Standards Codification (“ASC”) 605-50-45-13b, Revenue Recognition: Customer Payments and Incentives, which requires that consideration received from a vendor that is a reimbursement for cost incurred to sell the vendor’s product be characterized as a reduction of that cost when recognized in the income statement.

Most of our surgical instrument supply arrangements with customers use instruments owned by Aesculap, Inc. (“Aesculap”), which receives an agreed upon fee for each procedure based on the number and kinds of procedures performed with its instruments and the number and combination of instruments used for each procedure. This arrangement allows us to limit our cost of capital for instrument programs. In addition to the Aesculap-owned instruments, we purchase surgical instruments from other vendors to service customers who have requirements that Aesculap cannot fulfill. We expect our instrument inventory will continue to grow to accommodate growth in our instrument business. We estimate that our expenditures in 2011 for instrument inventory will be approximately $500,000.

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

Our profitability is primarily determined by our revenues, the efficiency with which we deliver products and services to customers, and our ability to control our costs. Although our revenues increased for the three and six months ended June 30, 2011, during these periods, we experienced during these periods significant increases in employee health insurance claims, for which we retain a portion of the liability under our health insurance plan, as well as increases in towels and fuel costs attributable to increased commodity prices for cotton and fuel. Under our health insurance plan, we retain a liability up to $110,000 annually for each plan member, to an aggregate liability limit of $3.9 million. These increases had a significant impact on our gross margin and net loss for the three and six month period ended June 30, 2011.

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

W.L. Gore and Associates (“Gore”), the supplier of the barrier fabric used in our Level III and Level IV surgical gowns and our Level IV drapes, notified us that it intends to exit the medical fabrics market in a timed, phased manner. Gore gave its customers the option to make advance purchases of fabric to bridge the process of transitioning to another supplier, and we will make substantial purchases of fabric pursuant to this program, as discussed below. As a result of Gore’s exit from the medical fabrics market, we will need to identify, evaluate, and engage a new supplier of barrier fabric to replace Gore. We believe alternate suppliers exist that could manufacture comparable medical fabrics for us and we are currently exploring arrangements with potential alternate suppliers (See Risk Factors – “We rely on key suppliers” for additional information).

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

Amortization of Reusable Surgical Products and Instruments. Our reusable surgical products are stated at cost. We amortize linens on a basis similar to the units of production method. Estimated useful lives for each product are based on the estimated total number of available uses for each product. The expected total available usage for our linen products using the three principal fabrics (accounting for approximately 76% of the reusable surgical products) is 75, 100, and 125 uses, based on several factors, including our actual historical experience with these products. We believe our RFID technology enables us to evaluate the useful lives of linen products more often. Basins are amortized on a straight-line basis over their estimated useful life, up to 20 years. We amortize owned surgical instruments on the straight-line method based on a four-year useful life. If our actual use experience with these products is shorter than these assumptions, our amortization rates for reusable products and instruments would increase, which could adversely affect our results of operations.

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

Stock-Based Compensation. In accordance with ASC Topic 718, Share-Based Payments, (“ASC 718”) and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”) we recognize stock-based compensation expense in our statements of operations. We have elected to use the binomial model to determine the fair value of our issued options. Option pricing models require the input of subjective assumptions, including the expected life of the option, the price volatility of the underlying stock, expected interest rates and forfeitures. If actual results differ significantly from our assumptions, stock-based compensation could increase or decrease. For further discussion of our stock-based compensation, see Note B – Summary of Significant Accounting Policies – Stock-Based Compensation to the financial statements.

Results of Operations

We operate on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited financial statements are reflected as of June 30, 2011 and 2010 for presentation purposes only. The actual end of each period was July 3, 2011 and July 4, 2010, respectively. There are 13 weeks and 26 weeks included for each of the three and six month periods ended June 30, 2011 and 2010, respectively.

The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in our statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	79.4	76.7	78.9	78.3

Gross profit	20.6	23.3	21.1	21.7

Distribution expenses	7.9	7.3	7.9	7.6
Selling and administrative expenses	15.4	16.7	15.3	17.5

Loss from operations	(2.7)	(0.7)	(2.1)	(3.4)

Interest expense	0.6	0.8	0.6	0.7
Other income	(0.3)	(0.4)	(0.3)	(0.4)

Loss before income taxes	(3.0)	(1.1)	(2.4)	(3.7)

Income tax expense	0.1	0.1	0.1	0.1

Net loss	(3.1)%	(1.2)%	(2.5)%	(3.7)%

Three and Six Months Ended June 30, 2011 Compared to Three and Six Months Ended June 30, 2010

Revenues. Revenues increased $1.8 million, or 6.9%, to $26.8 million for the three months ended June 30, 2011, compared to $25.0 million for the three months ended June 30, 2010. For the six months ended June 30, 2011, revenues increased $4.4 million, or 9.0%, to $54.1 million compared to $49.7 million for the six months ended June 30, 2010.

We operate on a 52-53 week fiscal year. As such, each quarter reflects either 13 or 14 operating weeks. Those weeks break down into days we are operating, which varies between quarters after taking into account company holidays. As a result, a key metric we utilize to run our business is our average daily revenue. During the three months ended June 30, 2011 and 2010, there were 64 billing days in each period. For those same periods in 2011 and 2010 our average daily revenues were $418,000 and $391,000, respectively. During the six months ended June 30, 2011 and 2010, there were 129 billing days in each period. For those same periods in 2011 and 2010 our average daily revenues were $419,000 and $385,000, respectively. The increase in our average daily revenues for both the three and six months ended June 30, 2011 when compared to the three and six months ended June 30, 2010 is primarily related to the overall increase in our customer base, which is primarily driven by the increased sales of our reusable surgical product offering and Hybrid Preference Pack offering.

Gross Profit. Gross profit decreased $323,000 for the three months ended June 30, 2011 as compared to the same period in the prior year, a decrease of 2.7% as a percentage of revenues. Our decreased gross profit for the three months ended June 30, 2011 was primarily due to increased employee health insurance costs of $591,000 caused by an increase in the number of higher claims, higher disposable material costs of $417,000 due to higher revenues, higher fixed labor costs, excluding increased health insurance costs of $179,000 to support the growth in revenue, higher towel costs of $140,000 attributable to increased cotton prices, higher production supplies expense of $109,000 to support the growth in revenue and higher utility costs of $42,000, which were partially offset by higher revenues, lower reusable product loss and scrap of $75,000 and production labor efficiency increases of $73,000. For the three months ended June 30, 2011, our disposable product costs relate almost entirely to us purchasing our disposable materials from Cardinal. The disposable products purchased under the Hybrid Preference Pack program have lower margins as we do not incur any direct production costs. Instead the margins we receive are to compensate us for our product handling costs, as well as risk of non-collections.

For the six months ended June 30, 2011, our gross profit increased $655,000 as compared to the same period in the prior year. However, as a percentage of revenues our gross profit decreased 0.6%. The change in our gross profit was primarily due to our higher revenues, as well as lower reusable product loss and scrap of $149,000, production labor efficiency increases of $118,000, and lower shipping related expenses of $69,000. These items were partially offset by higher disposable material costs of $1.3 million due to higher revenues, increased employee health insurance costs of $738,000 due to an increase in the number of higher claims, higher towel costs of $307,000 attributable to increased cotton prices, and higher fixed labor costs excluding increased health insurance costs, of $253,000 to support the growth in revenue. As noted above, the higher disposable material costs are a result of the Company purchasing all of its disposable materials from Cardinal.

Distribution Expenses. Distribution expenses for the three months ended June 30, 2011 increased $287,000 to $2,120,000 million (7.9% of revenues) compared to $1.8 million (7.3% of revenues) for the three months ended June 30, 2010. For the six months ended June 30, 2011 and 2010, distribution expenses were $4.3 million (7.9% of revenues) and $3.8 million (7.6% of revenues), respectively. The increase in distribution expenses for the three months and six months ended June 30, 2011 when compared to the prior year was primarily due to higher vehicle fuel costs, increased labor-related costs in support of the increased revenues, and increased employee health insurance costs. We added additional drivers and vehicles to service our increased customer base. The increase in vehicle fuel costs was attributable to the increased price per gallon for diesel fuel. The increase in employee health insurance costs related to an increase in claims under our self-insurance program.

Selling and Administrative Expenses. Selling and administrative expenses decreased $74,000, or 1.8%, to $4.1 million for the three months ended June 30, 2011 compared to $4.2 million for the same period in the prior year. Selling and administrative expenses for the three months ended June 30, 2011 were lower than the prior year primarily due to a decrease in professional fees of $83,000, lower vacation expense of $59,000 related to the timing of when our employees take their vacations, and a vacation buyback program during the second quarter of 2011, as well as lower workers’ compensation expense of $58,000 and severance-related payments of $43,000 related to a reduction in force program in the second quarter of 2010, partially offset by an increase in employee health insurance costs of $69,000 due to higher claims in the second quarter of 2011, and Group Purchasing Organization (“GPO”) related marketing and administrative fees of $50,000 as a result of increased revenues. As noted above, during the second quarter of 2011 we implemented a vacation buyback program in which employees who had accrued vacation balances accumulated from prior years were required to utilize a portion of those vacation hours prior to the end of the quarter. The employees were also given the option to receive a cash payment for their accrued vacation hours at a discounted rate per vacation hour exchanged. Also, there was $58,000 of sales and marketing expenses incurred in the second quarter of 2010 that were funded with amounts received from Cardinal Health, as noted above. The funding received from Cardinal Health had been fully utilized by December 31, 2010, therefore, similar types of sales and marketing expenses incurred in the second quarter of 2011 were expensed.

Selling and administrative expenses for the six months ended June 30, 2011 and 2010 were $8.3 million and $8.7 million, respectively. The decrease in selling and administrative expenses primarily resulted from cost control measures which resulted in a decrease in travel-related costs of $194,000 and other professional fees of $158,000, as well as lower payroll-related costs of $215,000 associated with the reduction in force program noted above, vacation expense of $62,000 related to the vacation buyback program also noted above and $62,000 in workers’ compensation expense. These items were partially offset by higher GPO costs of $123,000 related our increased revenues, and $127,000 of sales and marketing expenses incurred in the first six months of 2010 that were funded with amounts received from Cardinal Health. As noted above, the funding received from Cardinal Health had been fully utilized by December 31, 2010, therefore similar types of sales and marketing expenses incurred in the first six months of 2011 were expensed. Additionally, health insurance costs increased $85,000 due to higher claims in the first six months of 2011.

Interest Expense. Interest expense for the three months ended June 30, 2011 was $165,000 compared to $198,000 for the three months ended June 30, 2010. For the six months ended June 30, 2011 interest expense was $330,000 compared to $341,000 for comparable period in the prior year. The decrease for both the three months and six months ended June 30, 2011 is due to lower interest rates as well as generally lower average outstanding balances.

Other Income. Other income was $90,000 for both the three months ended June 30, 2011 and 2010, respectively. Other income was $181,000 and $180,000 for the six months ended June 30, 2011 and 2010, respectively, essentially unchanged. Other income is primarily rental income. In March 2007, we entered into an agreement to lease to a third party a portion of our corporate headquarters under the terms of a non-cancelable operating lease.

Income Tax Expense. Our effective tax rate is based on expected income and statutory tax rates in the various jurisdictions in which we operate and the need for valuation allowance adjustments. Income taxes are a function of our loss before income tax and effective tax rate, including the effects of deferred tax asset valuation allowances. The effective tax rate for the three months ended June 30, 2011 was (1.9)% compared to (7.2)% for the three months ended June 30, 2010. For the six months ended June 30, 2011, the effective tax rate was (2.7)% compared to (1.8)% for the six months ended June 30, 2010. The change in the effective tax rate in the three and six months ended June 30, 2011 when compared to the prior year is primarily attributable to the change in our results from operations during the period in relation to minimum taxes we are required to pay in various taxing jurisdictions where we are located. Our effective tax rate may increase or decrease during the remainder of 2011 depending upon actual results of operations.

Liquidity and Capital Resources

Our principal sources of capital have been cash flows from operations and borrowings under our revolving credit facility. As of June 30, 2011, we had approximately $981,000 in cash and cash equivalents, compared to approximately $1.3 million as of December 31, 2010. In addition, as of June 30, 2011, we had $4.4 million available under our credit facility, after accounting for amounts outstanding under the credit facility, certain letters of credit principally associated with our future raw materials purchases and self-insurance policies and a general reserve. Our current credit facility was scheduled to mature on August 7, 2011. Subsequent to June 30, 2011, we entered into a new long-term credit facility with our current lender – see Note G – Subsequent Event and as discussed in New Credit Facility below. Although it is difficult for us to predict our future liquidity needs with certainty, our continued access to a credit facility is an essential requirement for our continued operations.

Net cash provided by operating activities for the six months ended June 30, 2011 was $3.3 million as compared to $2.4 million for the same period in the prior year. Net cash from operations during the six months ended June 30, 2011 was primarily related to depreciation and amortization expense of $4.6 million, provision for reusable surgical product shrinkage of $903,000, a decrease in prepaid expenses and other assets of $629,000 and stock-based compensation expense of $319,000, which was partially offset by an increase in accounts receivable of $1.5 million, a decrease in employee related and other accrued expenses of $513,000 and our net loss of $1.3 million. When compared to cash from operations during the first six months of 2010, the increase is primarily attributable to our lower level of net losses as well as the timing of collections from customers and a reduction in our prepaid expenses and other assets which related to the utilization of a prepaid balance during the third and fourth quarters of 2010 to a key supplier, that existed at June 30, 2010, as well as the continued amortization of our capitalized debt issue costs related to our credit facility.

Net cash used in investing activities during the six months ended June 30, 2011 was $6.7 million compared to $4.0 million for the six months ended June 30, 2010. Cash used in investing activities during the six months ended June 30, 2011 is related to purchases of property, plant and equipment and reusable surgical products. We estimate that our expenditures in 2011 for property, plant and equipment will be approximately $2.5 million and our expenditures in 2011 for reusable surgical products will be approximately $7.5 million, an amount that may fluctuate depending on the growth of our business. We expect instrument revenues will continue to grow and, as a result, we expect our instrument inventory will continue to grow. We estimate that our expenditures in 2011 for instrument inventory will be approximately $500,000.

As noted under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as a result of Gore’s intent to exit the medical fabrics market, we intend to make advance purchases of fabric to bridge the process of transitioning to another supplier. We anticipate this purchase will cause us to incur between $7.0 million and $9.0 million of capital expenditures in 2012, which we intend to finance through our new credit facility.

Net cash provided by financing activities for the six months ended June 30, 2011 was $3.0 million compared to net cash provided by financing activities of $1.5 million for the six months ended June 30, 2010. Cash provided by financing activities was primarily a result of the timing of advances and repayments under our credit facility. Additionally, during the six months ended June 30, 2011, we had proceeds from the reissuance of our bonds of $6.0 million, which was offset by the redemption of the outstanding bonds in the amount of $6.6 million.

Prior Credit Facility

On August 7, 2008, we entered into a $24.3 million credit facility (the “Prior Credit Facility”). The Prior Credit Facility included a revolving loan of up to $20 million for working capital, letters of credit, capital expenditures, and other purposes, and a $4.3 million term loan, which replaced a prior mortgage loan on our Tampa headquarters. Actual amounts available under the revolving loan were determined by a defined borrowing base, which primarily related to outstanding receivables, inventories and reusable surgical products.

Under the borrowing base calculation, as of June 30, 2011, we had $17.6 million available for advances, of which we had used $13.2 million of the revolving loan, including $9.2 million of advances, $3.9 million of availability for letters of credit to support our future raw materials purchases and self-insurance policies, and $0.1 million to maintain a required reserve. As of June 30, 2011, we had $3.7 million outstanding on the term loan, which was classified as a mortgage payable. The term loan amortized based on a 20-year schedule, with the remaining principal balance due when the Prior Credit Facility was scheduled to mature on August 7, 2011. The Prior Credit Facility was secured by substantially all of our assets.

On March 30, 2010, the Prior Credit Facility was amended to require us to maintain a minimum tangible net worth covenant of $35 million through December 31, 2010 and $37.5 million thereafter, and to set the fixed charge coverage ratio as no less than 1.10 to 1.00 after August 31, 2010. As of June 30, 2011, and through the replacement of the Prior Credit Facility, we were in compliance with all the financial and non-financial covenants under the amended Prior Credit Facility.

The interest rate on the revolving loan varied between 250 and 300 basis points over LIBOR or between 150 and 200 basis points over the Prime Rate, depending on the level of the fixed charge coverage ratio. Interest on the term loan varied between 275 and 325 basis points over LIBOR or between 175 and 225 basis points over the Prime Rate, depending on the level of the fixed charge coverage ratio. The type of interest rate was an election we make periodically. As of June 30, 2011, the $9.2 million outstanding revolver loan balance was at the Prime Rate plus 1.50% (4.75% at June 30, 2011). As of June 30, 2011, $3.6 million of the outstanding term loan was based on LIBOR plus 3.25% (3.625% as of June 30, 2011) and the remaining outstanding balance of approximately $73,000 was at the Prime Rate plus 1.75% (5.00% at June 30, 2011).

New Credit Facility

On August 4, 2011, we entered into a $28.7 million amended and restated loan and security credit facility (the “New Credit Facility”) with Bank of America, N.A., our existing lender, which amended our $24.3 million credit facility that was scheduled to mature on August 7, 2011. The New Credit Facility includes a $3.7 million term loan, secured by our Tampa headquarters, and a revolving loan of up to $25.0 million for working capital, letters of credit, capital expenditures and other purposes. Actual amounts available under the revolving loan are determined by a defined borrowing base calculation. As of the closing date, we had $18.1 million available for advances, of which we had used $11.5 million of the revolving loan, including $7.5 million of advances, $3.9 million of availability for letters of credit to support our future raw materials purchases and self-insurance policies and $0.1 million maintained as a required reserve. As a result, at August 4, 2011, we had excess availability of $6.6 million. As of August 4, 2011, we had $3.7 million outstanding on the term loan, which is classified as a mortgage payable, which amortizes based on a 20-year schedule. The New Credit Facility matures on August 4, 2016.

The New Credit Facility is secured by substantially all of our assets. The interest rate on the revolving loan and term loan varies between 50 and 250 basis points over the Base Rate (as defined in the New Credit Facility) or LIBOR depending on the level of the fixed charge coverage ratio.

The New Credit Facility requires us to comply with (a) a fixed charge coverage ratio of 1.0 to 1.0 through March 31, 2012 and 1.1 to 1.0 thereafter; (b) a funded debt to EBITDA ratio not to exceed 2.0 to 1.0; (c) a limit on annual capital expenditures of $2.0 million through December 31, 2013 increasing to $2.5 million annually in 2014 and 2015; and (d) a limit on annual reusable surgical product capital expenditures of $9.0 million annually through December 31, 2013 increasing to $10.0 million in 2014 and $11.0 million in 2015. The New Credit Facility includes negative covenants, including provisions restricting us from paying dividends, incurring additional debt, making loans and investments, encumbering our assets, entering into a new business, or entering into certain merger, consolidation, or liquidation transactions.

We believe that our existing cash and cash equivalents, together with expected cash provided by operations and our credit facility, will be adequate to finance our operations for at least the next 12 months, although it is difficult for us to predict our future liquidity needs with certainty.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Our principal exposure to market risk is changes in interest rates under our various debt instruments and borrowings. As noted above, we entered into our New Credit Facility on August 4, 2011. On the closing date (August 4, 2011), the term loan portion of our New Credit Facility was $3.7 million and the revolving loan portion was $7.5 million. The interest rate on the revolving loan and the term loan varies between 50 to 250 basis points over the Base Rate (as defined in the New Credit Facility and 4.25% at August 4, 2011) or LIBOR depending on the level of fixed charge coverage ratio. We are subject to changes in our interest rate on this facility based on fluctuations in interest rates. Assuming an outstanding balance on this facility of $11.2 million, if the Base and LIBOR Rates increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $27,700 per quarter.

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

Our New Credit Facility requires us to maintain minimum fixed charge coverage and maximum funded debt to EBITDA ratio covenants, along with maximum capital expenditures and purchases of reusable surgical products. In certain past quarters, we were unable to comply with certain covenants and we might not comply with the new covenants in future periods. There is no assurance that our lender will waive compliance, and a breach of those covenants could adversely affect us.

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

We rely on key suppliers. We rely on Aesculap as our major source of supply of instruments for our instrument processing programs. Any failure of Aesculap to furnish instruments for any reason could materially and adversely affect our ability to service these programs until we secured one or more alternative suppliers. We had a procurement agreement with Standard Textile Co., Inc. (“Standard Textile”) as our supply source for our reusable surgical products through August 2008. We are working with Standard Textile on a month-to-month basis. We are also utilizing a secondary supplier. If Standard Textile were unable to perform or if Standard Textile terminates our month-to-month arrangement and we are unable to reach an agreement with another supplier on favorable terms, we would be materially and adversely affected.

As disclosed under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Gore, our supplier of the barrier fabric that we use in our Level III and Level IV surgical gowns and our Level IV drapes, notified us that it intends to exit the medical fabrics market in a timed, phased manner. We will make significant advance purchases of fabric to bridge the process of transitioning to another supplier and also initiating the process of identifying, evaluating, and engaging that new supplier. Any failure by us to make adequate advance purchases of barrier fabric from Gore, to properly store and utilize the barrier fabric or to engage a new supplier of barrier fabric that meets our requirements in a timely manner could materially adversely affect us.

In November 2008, we entered into a Co-Marketing Agreement with Cardinal Health. The Co-Marketing Agreement appoints Cardinal Health the exclusive supplier of disposable products for our customers. If the agreement does not provide the results we expect under its terms, we would be materially and adversely affected.

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

The loss of a significant customer or purchasing organization could adversely affect our operating results. During the six months ended June 30, 2011, hospitals belonging to three group purchasing organizations (“GPOs”), Novation, LLC, HealthTrust Purchasing Group, L.P. and MedAssets, Inc., accounted for approximately 56% of our sales. No single healthcare provider accounts for more than 10% of our sales. Our business with these GPOs is pursuant to short-term agreements, which are subject to renewal from time to time through competitive processes. Although each GPO member hospital currently makes its purchasing decisions on an individual basis, the loss of a substantial portion of the GPO hospitals’ business would adversely affect our revenues and results of operations.

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

We may incur significant costs related to self-insurance retention levels we maintain associated with our employee benefits and workers’ compensation programs. We retain a liability up to $110,000 annually, for each plan member per plan year and the first $250,000 of each workers’ compensation claim incurred. If the number of claims or severity increases, this could have a material adverse effect on our financial position and results of operations (See Critical Accounting Policies for additional information).

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

Our stock price has fluctuated and might continue to be volatile. During the 12-month period ended June 30, 2011, the sale price of our common stock on the NASDAQ Stock Market System ranged from $2.51 to $6.50. Our common stock price may continue to be volatile in the future.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are subject to matters that arise in the ordinary course of our business, none of which we expect to be material.

Item 6.     Exhibits and Reports on Form 8-K

Exhibit Number	Exhibit Description

3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed by the Company on May 15, 1996).

3.2	Articles of Amendment to Restated Articles of Incorporation, dated as of August 31, 1998, of the Company (for Series A Preferred Stock) (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by the Company on September 9, 1998).

3.3	Second Articles of Amendment to Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on November 5, 2010).

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K for the 2006 year filed by the Company on March 23, 2007).

10.1	Amended and Restated Loan and Security Agreement dated August 4, 2011 between the Company and Bank of America, N.A.

10.2	Amended and Restated Revolving Note executed by the Company in favor of Bank of America, N.A.

10.3	First Amendment to Term Note executed by the Company in favor of Bank of America, N.A.

31.1	Certification by the Chief Executive Officer (CEO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Controller and Vice President and Chief Financial Officer (CFO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the CEO of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

32.2	Certification by the Controller and Vice President and Chief Financial Officer (CFO) of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

Exhibit 101.1 Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Restated Articles of Incorporation of the Company (incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996).

3.2	Articles of Amendment to Restated Articles of Incorporation, dated as of August 31, 1998, of the Company (for Series A Preferred Stock) (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by the Company on September 9, 1998).

3.3	Second Articles of Amendment to Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on November 5, 2010).

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to the Annual Report on Form 10-K for 2006 filed by the Registration on March 23, 2007).

10.1	Amended and Restated Loan and Security Agreement dated August 4, 2011 between the Company and Bank of America, N.A.

10.2	Amended and Restated Revolving Note executed by the Company in favor of Bank of America, N.A.

10.3	First Amendment to Term Note executed by the Company in favor of Bank of America, N.A.

31.1	Certification by the Chief Executive Officer (CEO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Controller and Vice President and Chief Financial Officer (CFO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

32.2	Certification by the Controller and Vice President and Chief Financial Officer (CFO) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

Exhibit 101.1 Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRI/SURGICAL EXPRESS, INC.

Date: August 8, 2011	By:	/s/ Mark R. Faris
Vice President & Chief Financial Officer