Form 10-Q
period 2011-09-30
SRI SURGICAL EXPRESS INC
filed 2011-11-07
CIK 1014041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Number of outstanding shares of each class of registrant’s common stock as of November 2, 2011:

Common Stock, par value $.001 – 6,503,128

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SRI/SURGICAL EXPRESS, INC.

BALANCE SHEETS

(In thousands)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Cash and cash equivalents	$1,012	$1,327
Accounts receivable, net	13,330	12,117
Inventories, net	3,355	3,398
Prepaid expenses and other assets	2,228	2,092
Reusable surgical products, net	18,177	17,369
Property, plant and equipment, net	24,360	25,405

Total assets	$62,462	$61,708

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable	$8,360	$5,561
Accounts payable	8,616	8,768
Employee-related accrued expenses	1,731	1,642
Other accrued expenses	2,521	2,493
Mortgage payable	3,637	3,780
Bonds payable	—	520

Total liabilities	24,865	22,764

Shareholders’ equity:
Preferred stock-authorized 5,000,000 shares of $0.001 par value; no shares issued and outstanding at September 30, 2011 and December 31, 2010.	—	—
Common stock-authorized 30,000,000 shares of $0.001 par value; issued and outstanding 6,503,128 and 6,485,678 at September 30, 2011 and December 31, 2010, respectively.	7	6
Additional paid-in capital	34,150	33,664
Retained earnings	3,440	5,274

Total shareholders’ equity	37,597	38,944

Total liabilities and shareholders’ equity	$62,462	$61,708

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$26,430	$24,824	$80,542	$74,482
Cost of revenues	20,553	19,106	63,237	57,992

Gross profit	5,877	5,718	17,305	16,490

Distribution expenses	2,163	1,832	6,419	5,583
Selling and administrative expenses	4,164	3,753	12,452	12,426

Income (loss) from operations	(450)	133	(1,566)	(1,519)

Interest expense	178	186	508	527
Other income	(91)	(90)	(272)	(270)

Income (loss) before income taxes	(537)	37	(1,802)	(1,776)

Income tax (benefit) expense	(3)	16	31	49

Net income (loss)	$(534)	$21	$(1,833)	$(1,825)

Income (loss) per share:
Basic	$(0.08)	$0.00	$(0.28)	$(0.28)

Diluted	$(0.08)	$0.00	$(0.28)	$(0.28)

Weighted average common shares outstanding:
Basic	6,478	6,464	6,466	6,464

Diluted	6,478	6,693	6,466	6,464

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,833)	$(1,825)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,360	2,392
Amortization of reusable surgical products	4,308	4,654
Stock-based compensation expense	485	463
Provision for doubtful accounts	27	16
Reduction for slow moving inventory	(23)	(21)
Provision for slow moving reusable surgical products and shrinkage	1,331	1,010
Loss on disposal of property, plant and equipment	39	0
Change in operating assets and liabilities:
Increase in accounts receivable	(1,240)	(224)
Decrease (increase) in inventories	66	(25)
Increase in prepaid expenses and other assets	(136)	(299)
Decrease in accounts payable	(154)	(132)
Increase (decrease) in employee-related and other accrued expenses	119	(476)

Net cash provided by operating activities	5,349	5,533

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,354)	(717)
Purchases of reusable surgical products	(6,447)	(4,866)

Net cash used in investing activities	(7,801)	(5,583)

Cash flows from financing activities:
Borrowings on notes payable	93,769	80,159
Repayments on notes payable	(90,970)	(78,949)
Proceeds from reissuance of bonds	6,045	—
Repayment of bonds	(6,565)	—
Repayments on mortgage payable	(143)	(179)
Proceeds from exercise of stock options	1	—

Net cash provided by financing activities	2,137	1,031

(Decrease) increase in cash and cash equivalents	(315)	981
Cash and cash equivalents at beginning of period	1,327	802

Cash and cash equivalents at end of period	$1,012	$1,783

Supplemental cash flow information:
Cash paid for interest	$409	$381

Cash paid for income taxes	$168	$93

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements of SRI/Surgical Express, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they omit or condense footnotes and certain other information normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments of a normal recurring nature that are necessary to present fairly the financial information for the interim periods reported have been made. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2010, filed with the SEC. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2011.

The Company presents an unclassified balance sheet as a result of the extended amortization period (predominantly three to six years) of its reusable surgical products. The Company provides reusable surgical products to its customers on a per use basis similar to a rental arrangement.

The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited financial statements are reflected as of September 30, 2011 and 2010 for presentation purposes only. The actual end of each period was October 2, 2011 and October 3, 2010, respectively. There are 13 weeks and 39 weeks included for each of the three and nine month periods ended September 30, 2011 and 2010, respectively.

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

Accounts Receivable, net

The Company has accounts receivable from hospitals and surgery centers. The Company does not believe that there is sufficient credit risk associated with those receivables to require a form of collateral from its customers. The allowance for doubtful accounts at September 30, 2011 and December 31, 2010, was $117,000 and $122,000, respectively. The allowance for doubtful accounts relates to accounts receivable not expected to be collected and is based on management’s assessment of specific customer balances, the overall aging of the balances, and the financial stability of the customers.

Inventories, net

Inventories consist of raw materials, principally consumables, supplies, and disposable surgical products and finished goods consisting of assembled packs of various combinations of raw materials and disposable accessory packs purchased from third parties. Inventories are valued at the lower of cost or market, with cost being determined on the first-in, first-out method.

As of September 30, 2011 and December 31, 2010, inventory consists of the following:

	September 30, 2011	December 31, 2010
	(in 000’s)
Raw materials	$1,021	$1,053
Finished goods	2,423	2,457

	3,444	3,510
Less: Inventory reserve	(89)	(112)

	$3,355	$3,398

Reusable Surgical Products, net

The Company’s reusable surgical products, consisting principally of linens (gowns, towels, drapes), basins (stainless steel medicine cups, carafes, trays, basins), and owned surgical instruments, are stated at cost. Amortization of linens is computed on a basis similar to the units of production method. Estimated useful lives for each product are based on the estimated total number of available uses for each product. The expected total available usage for its linen products using the three principal fabrics (accounting for approximately 75% of the reusable surgical products) is 75, 100, and 125 uses, based on several factors, including the Company’s actual historical experience with these products. The Company believes radio frequency identification (“RFID”) technology enables it to evaluate the useful lives of linen products more efficiently. Basins are amortized on a straight-line basis over their estimated useful life, up to 20 years. Owned surgical instruments are amortized straight-line over a period of four years. Accumulated amortization as of September 30, 2011 and December 31, 2010, was approximately $16.5 million and $15.4 million, respectively.

As of September 30, 2011, and December 31, 2010, the Company had reserves for shrinkage, obsolescence, and scrap related to reusable surgical products of approximately $1.2 million and $1.1 million, respectively.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with the provisions of ASC Topic 718, Share-Based Payments (“ASC 718”). Under ASC 718, all stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. On July 1, 2011, as part of the Company’s conversion to a new equity compensation administration and reporting platform, the Company converted to the Black-Scholes valuation model from a binomial (Lattice) model.

The cost for all stock-based awards granted between December 31, 2005 and June 30, 2011, represents the grant-date fair value that was estimated in accordance with the provisions of ASC 718, utilizing a binomial (Lattice) model. The cost of all stock-based awards granted subsequent to June 30, 2011, represents the grant-date fair value that is estimated in accordance with the provisions of ASC 718, utilizing the Black-Scholes valuation model. Because the Company does not accrue dividends, the fair value, when using the Black-Scholes valuation model, is essentially the same as the binomial (Lattice) model, when valuing a stock option grant. Compensation for restricted stock awards is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock.

Stock-based compensation expense was $167,000 for the three months ended September 30, 2011, which contributed to a $0.03 increase in basic and diluted loss per share. Stock-based compensation expense was $151,000, for the three months ended September 30, 2010, which contributed to a $0.02 reduction in basic and diluted earnings per share. Stock-based compensation expense was $485,000 and $463,000 for the nine months ended September 30, 2011 and 2010, respectively, which contributed to a $0.08 and a $0.07 increase in the basic and diluted loss per share amounts for each of the nine months ended September 30, 2011 and 2010 respectively.

The Company did not receive any proceeds from stock option exercises under any share-based payment arrangements for the three months ended September 30, 2011 or 2010 because there were no exercises during either of those periods. The proceeds from stock option exercises under all stock-based payment arrangements for each of the nine months ended September 30, 2011 and 2010 were less than $1,000. There were no stock-based compensation costs capitalized at September 30, 2011 or 2010.

Stock Compensation Plans

The 1995 Stock Option Plan

The 1995 Stock Option Plan was designed to provide employees with incentive or non-qualified options to purchase up to 700,000 shares of common stock. The options vest ratably over four to five years from the date of grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement or termination of employment. As of September 30, 2011 and December 31, 2010, options to purchase 10,500 shares of Company stock were outstanding under this Plan. The 1995 Stock Option Plan terminated on December 21, 2005, although that termination does not adversely affect any options outstanding under the Plan.

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

As of March 2006, the equity component of the director compensation plan was restructured, so that each non-employee director receives an annual grant of options, from the 2004 Stock Compensation Plan described below, to purchase 7,500 shares of common stock as of the date of each annual shareholder meeting. As of September 30, 2011 and December 31, 2010, options to purchase 70,000 shares of Company stock were outstanding under the 1996 Non-Employee Director Plan. The 1996 Non-Employee Director Plan terminated on July 14, 2006, although that termination does not adversely affect any options outstanding under the Plan.

The 1998 Stock Option Plan

As amended on May 16, 2001, the 1998 Stock Option Plan was designed to provide employees with incentive or non-qualified options to purchase up to 600,000 shares of common stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. As of September 30, 2011 and December 31, 2010, options to purchase 242,000 and 268,000 shares, respectively, were outstanding under the 1998 Stock Option Plan. The 1998 Stock Option Plan terminated on February 17, 2008, although that termination does not adversely affect any options outstanding under the Plan.

The 2004 Stock Compensation Plan

The 2004 Stock Compensation Plan is designed to further the interests of the Company and its shareholders by providing incentives in the form of incentive or non-qualified stock options or restricted stock grants to key employees and non-employee directors who contribute materially to the success and profitability of the Company. Under this Plan, restricted stock grants are not considered outstanding options upon grant but are considered issued and outstanding stock. Any forfeited restricted stock awards are considered available for grant. Except for annual grants to non-employee directors described below, the equity awards typically vest ratably over five years from the date of grant. Each non-employee director of the Company receives an annual award of options to purchase 7,500 shares of common stock as of the date of the annual shareholder meeting. Under each grant agreement, the options vest ratably over a three-year period and have an exercise price equal to the fair market value of the common stock on the date of grant. All outstanding grants vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. At the Company’s annual meeting of shareholders on May 24, 2007, the shareholders approved an amendment to the 2004 stock compensation plan to authorize an additional 500,000 shares under the Plan. As of September 30, 2011 and December 31, 2010, options to purchase 919,200 and 908,700 shares, respectively, were outstanding, and 2,850 and 30,800 shares, respectively, were available for grant as options or restricted stock under this Plan.

The 2009 Stock Compensation Plan

The 2009 Stock Compensation Plan is designed to further the interests of the Company and its shareholders by providing incentives in the form of incentive or non-qualified stock options or restricted stock grants to key employees and non-employee directors who contribute materially to the success and profitability of the Company. Under this Plan, restricted stock grants are not considered outstanding options upon grant but are considered issued and outstanding stock. Any forfeited restricted stock awards are considered available for grant. Except for annual grants to non-employee directors described above, the equity awards typically vest ratably over five years from the date of the grant. All outstanding grants vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. At the Company’s annual meeting of shareholders on May 21, 2009, the shareholders approved the 2009 Stock Compensation Plan and authorized 600,000 shares available for grant under the Plan. As of September 30, 2011 and December 31, 2010, options to purchase 81,000 and 0 shares, respectively, were outstanding and 519,000 and 600,000 shares, respectively, were available for grant as options or restricted stock under the Plan.

In February 2008, the Company granted 25,000 shares of restricted stock and options to purchase 150,000 shares of common stock to the Company’s Chief Executive Officer. The option award vested evenly over a three-year period. The 25,000 shares of restricted stock vested entirely on the third anniversary date of the date of grant or upon involuntary termination. These grants were inducement grants made outside of the Company’s equity compensation plans.

The following table summarizes stock option and restricted stock grant activity from January 1, 2011 through September 30, 2011:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance at December 31, 2010	630,800	1,407,200	$4.11	7.09

Options expired *	200	(25,800)	$17.88
Options granted	(96,650)	96,650	$5.21
Restricted stock granted	(17,000)	—
Options forfeited *	4,500	(4,900)	$3.01
Options exercised	—	(450)	$1.29

Balance at September 30, 2011	521,850	1,472,700	$3.94	6.67

Options exercisable at September 30, 2011	—	866,623	$4.57	5.59

*	Options expired and forfeited are included in the shares available for grant, but do not include options that had expired or were forfeited during 2011 under terminated plans.

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2011 and 2010 was $4.48 and $2.54, respectively. The total intrinsic value of options exercised in the nine months ended September 30, 2011 was less than $1,700. The total intrinsic value of options exercised in the nine month period ended September 30, 2010 was less than $1,000.

As of September 30, 2011, there was $834,000 of unrecognized compensation cost related to non-vested options and restricted stock that is expected to be recognized over a weighted average period of 1.33 years. The total fair value of options and restricted stock vested during the three months ended September 30, 2011 and 2010 was $167,000 and $151,000. The total fair value of options and restricted stock vested during the nine months ended September 30, 2011 and 2010 was $485,000 and $463,000, respectively.

The Company consistently used a binomial model for estimating the fair value of options granted during the six months ended June 30, 2011 and the nine months ended September 30, 2010. As noted above, as of July 1, 2011, the Company converted to a new equity compensation administration and reporting platform and converted to the Black-Scholes valuation model from a binomial (Lattice) model. The Company used historical data to estimate the option exercise and employee departure behavior used in the valuation models. The expected term of options granted is derived from the output of the option pricing model used and represents the period of time that options granted are expected to be outstanding. The risk-free rates are based on the U.S. Treasury stripped coupon interest in effect at the date of grant based on the expected term of the option granted.

Following are the weighted-average and range assumptions, where applicable, used for each respective period:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(Binomial/Black-Scholes)		(Binomial/Black-Scholes)

Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.39 to 1.45%	0.47 to 2.61%	0.39 to 3.55%	0.47 to 4.08%
Weighted-average expected volatility	100.2%	103.9%	100.2 to 102.2%	103.9 to 106.8%
Expected term	2.84 to 7.13 years	2.47 to 8.90 years	2.47 to 9.00 years	2.47 to 8.90 years
Respective service period	3-5 years	3-5 years	3-5 years	3-5 years

Restricted Stock Awards

In February 2011, the Company granted 17,000 shares of restricted stock to a key employee pursuant to the 2004 Stock Compensation Plan. The shares vest ratably over five years. There were no shares of restricted stock granted during the three months ended September 30, 2011.

The Company recorded $5,000 and $7,000, in compensation expense related to the restricted stock that vested during the three months ended September 30, 2011 and 2010, respectively. The Company recorded $17,000 and $47,000, in compensation expense related to the restricted stock that vested during the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011 and December 31, 2010, there was $88,000 and $4,000, respectively, of total unrecognized compensation cost related to restricted stock awards granted under the 2004 Stock Compensation Plan, which is expected to be recognized over a period of 4.33 years and less than one year, respectively.

NOTE C – INCOME TAX

ASC Topic 740, Income Taxes, requires a valuation allowance to reduce reported deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, allowances of $3.9 million and $3.2 million, were recorded as of September 30, 2011 and December 31, 2010, respectively, to reduce the deferred tax assets to the amount that will more likely than not be realized.

NOTE D – NOTES PAYABLE

On August 4, 2011, the Company entered into a $28.7 million amended and restated loan and security credit facility with Bank of America, N.A., its existing lender, which amended its $24.3 million credit facility that was set to mature on August 7, 2011. The new credit facility includes a $3.7 million term loan on its Tampa headquarters, and a revolving loan of up to $25.0 million for working capital, letters of credit, capital expenditures and other purposes. Actual amounts available under the revolving loan are determined by a defined borrowing base calculation. As a result of the borrowing base calculation as of September 30, 2011, the Company had $17.8 million available for advances, of which the Company had used $12.3 million of the revolving loan, including $8.4 million of advances and $3.8 million of availability for letters of credit to support the Company’s future raw materials purchases and self-insurance policies and $0.1 million maintained as a required reserve. As a result, at September 30, 2011, the Company had excess availability of $5.5 million. As of September 30, 2011, the Company had $3.6 million outstanding on the term loan, which is classified as a mortgage payable, and amortizes based on a 20-year schedule. The new credit facility matures on August 4, 2016.

The credit facility is secured by substantially all of the Company’s assets. The interest rate on the revolving loan and term loan varies between 50 and 250 basis points over the Base Rate (as defined in the credit facility) or LIBOR depending on the level of the fixed charge coverage ratio. The type of interest rate is an election periodically made by the Company. As of September 30, 2011, $6.5 million of the outstanding revolving loan was based on LIBOR plus 2.50% (2.875% as of September 30, 2011) and the remaining outstanding revolving loan balance of approximately $1.9 million was at the Prime Rate plus 1.00% (4.25% at September 30, 2011). As of September 30, 2011, $3.6 million of the outstanding term loan was based on LIBOR plus 2.50% (2.875% as of September 30, 2011) and the remaining outstanding term loan balance of approximately $37,000 was at the Prime Rate plus 1.00% (4.25% at September 30, 2011).

The credit facility requires the Company to comply with (a) a fixed charge coverage ratio of 1.0 to 1.0 through March 31, 2012 and 1.1 to 1.0 thereafter; (b) a funded debt to EBITDA ratio not to exceed 2.0 to 1.0; (c) a limit on annual capital expenditures of $2.0 million each year through December 31, 2013 increasing to $2.5 million annually for 2014 and 2015; and (d) a limit on annual reusable surgical product capital expenditures of $9.0 million each year through December 31, 2013 increasing to $10.0 million annually in 2014 and $11.0 million annually in 2015. As of September 30, 2011, the Company is in compliance with all financial and non-financial covenants under the credit facility. Based on the Company’s current projections, we do not expect to satisfy the minimum fixed charge coverage ratio in certain future periods. Absent a waiver from the Company’s lender or amendment of the credit facility, the Company would be in default under the credit facility if it does not satisfy this or other covenants. Based on preliminary discussions, we expect that the Company’s lender would agree to a waiver or amendment in future periods, but there is no assurance that will occur. (See Risk Factors – “We may need additional capital in the future, which might not be available.” for additional information).

The credit facility includes typical provisions restricting the Company from paying dividends, incurring additional debt, making loans and investments, encumbering its assets, entering into a new business, or entering into certain merger, consolidation, or liquidation transactions.

NOTE E – BONDS PAYABLE

In 1999, the Company issued public bonds to fund the construction of two of its reusable processing facilities. Interest rates on the bonds adjusted based upon rates that approximate LIBOR. In October 2008, $6.0 million of the Company’s bonds were tendered. The holders of the tendered bonds were paid from draws against the letters of credit under the Company’s credit facility. Under the terms of the indentures relating to the bonds, the tendered bonds could be remarketed at any time prior to their maturity in 2014.

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

NOTE F – INCOME (LOSS) PER SHARE

The following table sets forth the Company’s computation of basic and diluted income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(In thousands, except per share data) (unaudited)
Basic
Numerator:
Net income (loss)	$(534)	$21	$(1,833)	$(1,825)

Denominator:
Weighted average shares outstanding	6,478	6,464	6,466	6,464

Income (loss) per basic common share	$(0.08)	$0.00	$(0.28)	$(0.28)

Diluted
Numerator:
Net income (loss)	$(534)	$21	$(1,833)	$(1,825)

Denominator:
Weighted average shares outstanding	6,478	6,464	6,466	6,464
Effect of dilutive securities – employee stock options	—	229	—	—

	6,478	6,693	6,466	6,464

Income (loss) per diluted common share	$(0.08)	$0.00	$(0.28)	$(0.28)

Options to purchase 846,000 and 572,094 shares of common stock outstanding during the three months and nine months ended September 30, 2011, respectively, were not included in the computation of diluted earnings per common share, because the assumed proceeds per share were greater than the average market price, and therefore, were anti-dilutive. Options to purchase 1,070,703 and 1,036,703 shares of common stock outstanding during the three months and nine months ended September 30, 2010, respectively, were not included in the computation of diluted earnings per common share, because the assumed proceeds per share were greater than the average market price, and therefore, were anti-dilutive. The dilutive effect of 626,953 and 878,364 options with assumed proceeds per share less than the average market price were not included for the three and nine months ended September 30, 2011, respectively, because the effect would be anti-dilutive to the Company’s net loss for the periods. There were 311,680 options with a dilutive effect due to assumed proceeds per share less than the average market price for the three months ended September 30, 2010. The dilutive effect of 317,152 options with assumed proceeds per share less than the average market price were not included for the nine months ended September 30, 2010, because the effect would be anti-dilutive to the Company’s net loss for the period.

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

In November 2008, we signed a five-year Supply and Co-Marketing Agreement (the “Co-Marketing Agreement”) with Cardinal Health 200, Inc. (“Cardinal”), an affiliate of Cardinal Health, Inc. As a result of the agreement, we appointed Cardinal as our exclusive provider of disposable surgical products. We jointly market an environmentally friendly combined reusable pack (produced by us) and disposable surgical pack (produced by Cardinal) called the Hybrid Preference PackTM. The Co-Marketing Agreement gives us an opportunity to focus on our core strengths: reusable surgical products, instrumentation and management of central sterilization and supply chain activities. The Co-Marketing Agreement gives our environmentally friendly solution greater reach and visibility throughout the healthcare market and combines the strengths of two organizations that are market leaders in their segments for a more efficient and effective delivery of healthcare solutions. We amended and restated the Co-Marketing Agreement in February 2010 to provide, among other things, that we purchase from Cardinal the disposable component products included in the Hybrid Preference Packs, instead of receiving them on a consignment basis. The change in the arrangement for disposable component products contributed less than $50,000 of the $815,000 increase in our gross margins for the nine months ended September 30, 2011 when compared to the same period in the prior year.

Under the terms of the Co-Marketing Agreement with Cardinal, we received $1.0 million and $250,000 in January 2009 and 2010, respectively, which was initially recognized in other accrued expenses in our balance sheets. The amounts received from Cardinal reimbursed us for certain expenses incurred for marketing and sales, opening depots in territories not currently served by us, and to close our disposable products assembly plant located in Plant City, Florida, among other items. As of January 1, 2011, the above amounts have been fully utilized and, as a result, there are no funds remaining to be applied against future expenditures. During the nine months ended September 30, 2010, we incurred costs of $37,000 including severance, asset disposal and other costs, associated with the closing of our disposable assembly facility in Plant City, Florida. The costs directly associated with the plant closing were applied against the payment received from Cardinal. Additionally, during the nine months ended September 30, 2010, we incurred costs of $345,000 related to the hiring of sales and marketing professionals to support the agreement, as well as software development, and training and management sessions in an effort to support the agreement. The direct costs incurred in support of the agreement with Cardinal were applied against the payment received from Cardinal. We accounted for cash incentive payments under the provisions of Accounting Standards Codification (“ASC”) 605-50-45-13b, Revenue Recognition: Customer Payments and Incentives, which requires that consideration received from a vendor that is a reimbursement for cost incurred to sell the vendor’s product be characterized as a reduction of that cost when recognized in the income statement.

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

Our products and services are directly connected to surgical procedures performed by our customers based on our daily delivery model. As such, variations in surgical procedure volumes have a direct impact on the demand for our products and services. The healthcare industry displays trends that have historically been reflected in a seasonality pattern in our revenue. For example, our first quarter usually has reduced surgical volumes as individuals delay elective procedures until they meet deductible limits within their healthcare plans. The second quarter typically tends to ramp up as individuals meet deductibles and spring-time activities increase, thus creating the need for unscheduled procedures. The third quarter again typically exhibits less demand as individuals delay elective procedures and enjoy summertime activities. During the fourth quarter, individuals typically opt to have elective procedures before flex spending accounts are lost and deductibles reset with the new year, in addition to non-elective, mandatory procedures. Another factor influencing each quarter and seasonality is the distribution of holidays that curtail all but emergency procedures.

Our profitability is primarily determined by our revenues, the efficiency with which we deliver products and services to customers, and our ability to control our costs. Although our revenues increased for the three and nine months ended September 30, 2011 as compared to the same periods in the prior year, during these periods we experienced significant increases in employee health insurance claims, for which we retain a portion of the liability under our health insurance plan, as well as increases in towels and fuel costs attributable to increased commodity prices for cotton and fuel. Under our health insurance plan, we retain a liability up to $110,000 annually for each plan member, up to an aggregate liability limit of $3.1 million. These increases have had a significant impact on our gross margin and net loss for the three and nine-month periods ended September 30, 2011.

Our principal strategic opportunity to improve our operating results is to capitalize on our service capabilities and considerable infrastructure by leveraging our current relationships with existing customers and adding new customers. We continue to focus on introducing our current and potential new customers to our reusable surgical products, which has been our principal source of new sales. In addition, the Co-Marketing Agreement with Cardinal allows our sales force to focus on our strengths: reusable surgical products, instrumentation, and management of central sterilization and supply chain activities. The agreement gives our environmentally friendly solution greater reach and visibility throughout the healthcare market. It combines the strengths of two organizations that are leaders in their segments for a more efficient and effective delivery of healthcare solutions.

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

Amortization of Reusable Surgical Products and Instruments. Our reusable surgical products are stated at cost. We amortize linens on a basis similar to the units of production method. Estimated useful lives for each product are based on the estimated total number of available uses for each product. The expected total available usage for our linen products using the three principal fabrics (accounting for approximately 75% of the reusable surgical products) is 75, 100, and 125 uses, based on several factors, including our actual historical experience with these products. We believe our RFID technology enables us to evaluate the useful lives of linen products more often. Basins are amortized on a straight-line basis over their estimated useful life, up to 20 years. We amortize owned surgical instruments on the straight-line method based on a four-year useful life. If our actual use experience with these products is shorter than these assumptions, our amortization rates for reusable products and instruments would increase, which could adversely affect our results of operations.

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

Stock-Based Compensation. In accordance with ASC Topic 718, Share-Based Payments (“ASC 718”) and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”) we recognize stock-based compensation expense in our statements of operations. We have converted from the binomial model to the Black-Scholes model to determine the fair value of our issued options. Both option pricing models require the input of subjective assumptions, including the expected life of the option, the price volatility of the underlying stock, expected interest rates and forfeitures. If actual results differ significantly from our assumptions, stock-based compensation could increase or decrease. For further discussion of our stock-based compensation, see Note B-Summary of Significant Accounting Policies – Stock-Based Compensation to the financial statements.

Results of Operations

We operate on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited financial statements are reflected as of September 30, 2011 and 2010 for presentation purposes only. The actual end of each period was October 2, 2011 and October 3, 2010, respectively. There are 13 weeks and 39 weeks included for each of the three and nine-month periods ended September 30, 2011 and 2010, respectively.

The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in our statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	77.8	77.0	78.5	77.9

Gross profit	22.2	23.0	21.5	22.1

Distribution expenses	8.2	7.4	8.0	7.5
Selling and administrative expenses	15.8	15.1	15.5	16.7

Income (loss) from operations	(1.8)	0.5	(2.0)	(2.1)

Interest expense	0.7	0.7	0.6	0.7
Other income	(0.3)	(0.4)	(0.3)	(0.4)

Income (loss) before income taxes	(2.2)	0.2	(2.3)	(2.4)

Income tax expense	0.0	0.1	0.0	0.1

Net income (loss)	(2.2)%	0.1%	(2.3)%	(2.5)%

Three and Nine Months Ended September 30, 2011 Compared to Three and Nine Months Ended September 30, 2010

Revenues. Revenues increased $1.6 million, or 6.5%, to $26.4 million for the three months ended September 30, 2011 compared to $24.8 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011, revenues increased $6.0 million, or 8.1%, to $80.5 million compared to $74.5 million for the nine months ended September 30, 2010.

We operate on a 52-53 week fiscal year. As such, each quarter reflects either 13 or 14 operating weeks. Those weeks break down into days we are operating, which vary between quarters after taking into account company holidays. As a result, a key metric we utilize to run our business is our average daily revenues. During the three months ended September 30, 2011 and 2010, there were 63 billing days in each period. For those same periods in 2011 and 2010, our average daily revenues were $420,000 and $394,000, respectively. During the nine months ended September 30, 2011 and 2010, there were 192 billing days in each period. For those same periods in 2011 and 2010, our average daily revenues were $419,000 and $388,000, respectively. The increase in our average daily revenues for both the three and nine months ended September 30, 2011 when compared to the three and nine months ended September 30, 2010 is primarily related to the overall increase in our customer base, which is primarily driven by the increased sales of our reusable surgical product offering and Hybrid Preference Pack offering.

Gross Profit. Gross profit increased $159,000 for the three months ended September 30, 2011 as compared to the same period in the prior year; however, as a percentage of our revenues our gross profit decreased 0.8%. Our increased gross profit for the three months ended September 30, 2011 was primarily due to higher revenues, as well as lower instrument related costs of $370,000 primarily as a result of a change in the services provided to a customer, and production labor efficiencies of $68,000. These items were partially offset by increased employee health insurance costs of $279,000 caused by an increase in the number of higher claims, higher fixed costs (excluding increased health insurance costs) of $257,000, to support the growth in revenue, higher amortization of our reusable surgical products of $194,000 primarily due to changes in reserves and increased product loss, higher towel costs of $176,000 attributable to increased cotton prices, and higher disposable material costs of $138,000. For the three months ended September 30, 2011, our disposable product costs relate almost entirely to us purchasing our disposable materials from Cardinal. The disposable products purchased under the Hybrid Preference Pack program have lower margins as we do not incur any direct production costs. Instead, the margins we receive are to compensate us for our product handling costs, as well as risk of non-collections.

For the nine months ended September 30, 2011, our gross profit increased $815,000 as compared to the same period in the prior year. However, as a percentage of revenues our gross profit decreased 0.6%. The change in our gross profit was primarily due to our higher revenues, and production labor efficiency increases of $186,000. These items were partially offset by higher employee health insurance costs of $1.0 million due to an increase in the number of higher claims, higher towel costs of $483,000 attributable to increased cotton prices, higher disposable material costs of $465,000 due to higher revenues, and increased fixed costs (excluding increased health insurance costs) of $396,000 to support the growth in revenue. As noted above, the higher disposable material costs are a result of the Company purchasing all of its disposable materials from Cardinal.

Distribution Expenses. Distribution expenses for the three months ended September 30, 2011 increased $331,000 to $2.2 million (8.2% of revenues), compared to $1.8 million (7.4% of revenues) for the three months ended September 30, 2010. Distribution expenses for the three months ended September 30, 2011 were higher than the prior year due to an increase in fuel costs of $158,000, primarily related to the increase in the price per gallon of diesel fuel, an increase in payroll related costs of $108,000 (excluding increased health insurance costs) and vehicle lease costs of $38,000 to support additional routes and customers due to our growth, as well as increased employee health insurance costs of $38,000.

For the nine months ended September 30, 2011, distribution expenses increased $836,000 to $6.4 million (8.0% of revenues) compared to $5.6 million (7.5% of revenues) for the nine months ended September 30, 2010. The increase in distribution expenses for the nine months ended September 30, 2011 when compared to the prior year period was primarily due to higher vehicle fuel costs of $361,000, increased labor-related costs (excluding increased health insurance costs) of $289,000, increased employee health insurance costs of $132,000 and increased vehicle lease costs of $94,000. We have added additional drivers and vehicles to service our increased customer base. The increase in vehicle fuel costs was primarily driven by the increase in the price per gallon of diesel fuel. The increase in employee health insurance costs related to an increase in claims under our self-insurance program.

Selling and Administrative Expenses. Selling and administrative expenses increased $411,000, or 11%, to $4.2 million for the three months ended September 30, 2011 compared to $3.8 million for the same period in the prior year. Selling and administrative expenses for the three months ended September 30, 2011 were higher than the prior year primarily due to an increase in payroll related costs of $255,000 to support our growth, and higher Group Purchasing Organization (“GPO”)-related marketing and administrative fees of $48,000 as a result of our increased revenues. Additionally, there was $115,000 of sales and marketing expenses incurred in the third quarter of 2010 that were funded with amounts received from Cardinal, as noted above. The funding received from Cardinal had been fully utilized by December 31, 2010, therefore, similar types of sales and marketing expenses incurred in the third quarter of 2011 were expensed.

Selling and administrative expenses for the nine months ended September 30, 2011 and 2010 were $12.5 million and $12.4 million, respectively, essentially unchanged. During the nine months ended September 30, 2011, when compared to the same period in the prior year, the Company incurred higher GPO-related marketing and administrative fees of $171,000 and employee health insurance costs of $108,000. Additionally, in 2010 we incurred $382,000 of sales and marketing expenses that were funded with amounts received from Cardinal. These items were partially offset by cost control measures in 2011 that resulted in a decrease in travel-related costs of $227,000, decreased other professional fees of $167,000, lower payroll-related costs (excluding employee health insurance noted above) and lower depreciation and lease expense of $84,000.

Interest Expense. Interest expense for the three months ended September 30, 2011 was $178,000 compared to $186,000 for the three months ended September 30, 2010. For the nine months ended September 30, 2011 interest expense was $508,000 compared to $527,000 for the comparable period in the prior year. The decrease for both the three months and nine months ended September 30, 2011 is due to lower interest rates as well as generally lower average outstanding balances.

Other Income. Other income was $91,000 for the three months ended September 30, 2011, essentially unchanged for the same period in the prior year. Other income was $272,000 and $270,000 for the nine months ended September 30, 2011 and 2010, respectively. Other income is primarily rental income from an agreement we entered into in March 2007 to lease a portion of our corporate headquarters to a third party under the terms of a non-cancelable operating lease.

Income Tax Expense. Our effective tax rate is based on expected income and statutory tax rates in the various jurisdictions in which we operate and the need for valuation allowance adjustments. Income taxes are a function of our loss before income tax and effective tax rate, including the effects of deferred tax asset valuation allowances. The effective tax rate for the three months ended September 30, 2011 was 0.6% compared to 43.2% for the three months ended September 30, 2010. For the nine months ended September 30, 2011, the effective tax rate was (1.7)% compared to (2.8)% for the nine months ended September 30, 2010. The change in the effective tax rate in the three and nine months ended September 30, 2011 when compared to the prior year is primarily attributable to the change in our results from operations during the period in relation to minimum taxes we are required to pay in various taxing jurisdictions where we are located. Our effective tax rate may increase or decrease during the remainder of 2011 depending upon actual results of operations.

Liquidity and Capital Resources

Our principal sources of capital have been cash flows from operations and borrowings under our revolving credit facility. As of September 30, 2011, we had approximately $1.0 million in cash and cash equivalents compared to approximately $1.3 million as of December 31, 2010. In addition, as of September 30, 2011, we had $5.5 million available under our credit facility, after accounting for amounts outstanding under the credit facility, certain letters of credit principally associated with our future raw materials purchases and self-insurance policies and a general reserve. On August 4, 2011, we entered into a new long-term credit facility with our current lender as discussed under the heading “Credit Facility” below. Although it is difficult for us to predict our future liquidity needs with certainty, our continued access to a credit facility is an essential requirement for our continued operations.

Net cash provided by operating activities for the nine months ended September 30, 2011 was $5.3 million as compared to $5.5 million for the same period in the prior year. Net cash from operations during the nine months ended September 30, 2011 was primarily related to depreciation and amortization expense of $6.7 million, provision for reusable surgical product and shrinkage of $1.3 million and stock-based compensation expense of $485,000, which was partially offset by an increase in accounts receivable of $1.2 million, a decrease in accounts payable of $154,000 and our net loss of $1.8 million. When compared to cash from operations during the first nine months of 2010, the decrease is primarily attributable to the timing of collections from customers.

Net cash used in investing activities during the nine months ended September 30, 2011 was $7.8 million compared to $5.6 million for the nine months ended September 30, 2010. Cash used in investing activities during the nine months ended September 30, 2011 is related to purchases of property, plant and equipment and reusable surgical products. We estimate that our expenditures in 2011 for property, plant and equipment will be approximately $2.0 million and our expenditures in 2011 for reusable surgical products will be approximately $8.5 million, an amount that may fluctuate depending on the growth of our business. We expect instrument revenues will continue to grow and, as a result, we expect our instrument inventory will continue to grow. We estimate that our expenditures in 2011 for instrument inventory will be approximately $500,000.

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

Net cash provided by financing activities for the nine months ended September 30, 2011 was $2.1 million compared to net cash provided by financing activities of $1.0 million for the nine months ended September 30, 2010. Cash provided by financing activities was primarily a result of the timing of advances and repayments under our credit facility. Additionally, during the nine months ended September 30, 2011, we had proceeds from the reissuance of our bonds of $6.0 million, which was offset by the redemption of the outstanding bonds in the amount of $6.6 million.

Credit Facility

On August 4, 2011, we entered into a $28.7 million amended and restated loan and security credit facility (the “New Credit Facility”) with Bank of America, N.A., our existing lender, which amended our $24.3 million credit facility that was scheduled to mature on August 7, 2011. The New Credit Facility includes a $3.7 million term loan, secured by our Tampa headquarters, and a revolving loan of up to $25.0 million for working capital, letters of credit, capital expenditures and other purposes. Actual amounts available under the revolving loan are determined by a defined borrowing base calculation. As a result of the borrowing base calculation as of September 30, 2011, the Company had $17.8 million available for advances, of which the Company had used $12.3 million of the revolving loan, including $8.4 million of advances and $3.8 million of availability for letters of credit to support the Company’s future raw materials purchases and self-insurance policies and $0.1 million maintained as a required reserve. As a result, at September 30, 2011, the Company had excess availability of $5.5 million. As of September 30, 2011, the Company had $3.6 million outstanding on the term loan, which is classified as a mortgage payable, and amortizes based on a 20-year schedule. The new credit facility matures on August 4, 2016.

The New Credit Facility is secured by substantially all of our assets. The interest rate on the revolving loan and term loan varies between 50 and 250 basis points over the Base Rate (as defined in the New Credit Facility) or LIBOR depending on the level of the fixed charge coverage ratio. The type of interest rate is an election periodically made by the Company. As of September 30, 2011, $6.5 million of the outstanding revolving loan was based on LIBOR plus 2.50% (2.875% as of September 30, 2011) and the remaining outstanding revolving loan balance of approximately $1.9 million was at the Prime Rate plus 1.00% (4.25% at September 30, 2011). As of September 30, 2011, $3.6 million of the outstanding term loan was based on LIBOR plus 2.50% (2.875% as of September 30, 2011) and the remaining outstanding term loan balance of approximately $37,000 was at the Prime Rate plus 1.00% (4.25% at September 30, 2011).

The New Credit Facility requires us to comply with (a) a fixed charge coverage ratio of 1.0 to 1.0 through March 31, 2012 and 1.1 to 1.0 thereafter; (b) a funded debt to EBITDA ratio not to exceed 2.0 to 1.0; (c) a limit on annual capital expenditures of $2.0 million for each year through December 31, 2013 increasing to $2.5 million annually for 2014 and 2015; and (d) a limit on annual reusable surgical product capital expenditures of $9.0 million annually for each year through December 31, 2013 increasing to $10.0 million in 2014 and $11.0 million in 2015. As of September 30, 2011, we were in compliance with all the financial and non-financial covenants under the New Credit Facility. Based on our current projections, we do not expect to satisfy the minimum fixed charge coverage ratio in certain future periods. Absent a waiver from our lender or amendment of the credit facility, we would be in default under the credit facility if we do not satisfy this or other covenants. Based on preliminary discussions, we expect that the Company’s lender would agree to a waiver or amendment in future periods, but there is no assurance that will occur. (See Risk Factors – “We may need additional capital in the future, which might not be available.” for additional information).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our principal exposure to market risk is change in interest rates under our various debt instruments and borrowings. The outstanding balance under our revolving credit facility was approximately $8.4 million as of September 30, 2011. Our interest rate on the revolving loan varies between 50 and 250 basis points over the Base Rate (as defined in the credit facility) or LIBOR depending on the level of fixed charge coverage ratio. As of September 30, 2011, $6.5 million of the outstanding revolving loan was based on LIBOR plus 2.50% (2.875% as of September 30, 2011) and the remaining outstanding revolving loan balance of approximately $1.9 million was at the Prime Rate plus 1.00% (4.25% at September 30, 2011). We are subject to changes in our interest rate on this facility based on fluctuations in interest rates. Assuming an outstanding balance on this facility of $8.4 million, if the Prime and LIBOR Rates increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $21,000 per quarter.

The outstanding balance under the term loan portion of the Credit Facility was approximately $3.6 million as of September 30, 2011. Interest on the term loan varies between 50 and 250 basis points over the Base Rate (as defined in the credit facility) or LIBOR depending on the level of fixed charge coverage ratio. We periodically elect the type of interest rate for this loan. As of September 30, 2011, $3.6 million of the outstanding term loan was based on LIBOR plus 2.50% (2.875% as of September 30, 2011) and the remaining outstanding term loan balance of approximately $37,000 was at the Prime Rate plus 1.00% (4.25% at September 30, 2011). Assuming an outstanding balance of this facility of $3.6 million, if the Prime and LIBOR Rates increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $9,000 per quarter.

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

Our New Credit Facility requires us to maintain minimum fixed charge coverage and maximum funded debt to EBITDA ratio covenants, along with maximum capital expenditures and purchases of reusable surgical products. As of September 30, 2011, we are in compliance with all the financial and non-financial covenants under the amended credit facility. Based on our current projections, we do not expect to satisfy the minimum fixed charge coverage ratio in certain future periods. Absent a waiver from our lender or amendment of the credit facility, we would be in default under the credit facility if we do not satisfy this or other covenants. Based on preliminary discussions, we expect that the Company’s lender would agree to a waiver or amendment in future periods, but there is no assurance that will occur. If we default under the Credit Facility, our lender would be entitled to terminate our ability to borrow under the Credit Facility and accelerate our obligations to repay borrowings, which would have a material adverse effect on our business, financial condition and results of operations.

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

As disclosed under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Gore, our supplier of the barrier fabric that we use in our Level III and Level IV surgical gowns and our Level IV drapes, notified us that it intends to exit the medical fabrics market in a timed, phased manner. We will make significant advance purchases of fabric to bridge the process of transitioning to another supplier. We have begun the process of identifying, evaluating, and engaging that new supplier. Any failure by us to make adequate advance purchases of barrier fabric from Gore, to properly store and utilize the barrier fabric or to engage a new supplier of barrier fabric that meets our requirements in a timely manner could materially adversely affect us.

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

The loss of a significant customer or purchasing organization could adversely affect our operating results. During the nine months ended September 30, 2011, hospitals belonging to three group purchasing organizations (“GPOs”), Novation, LLC, HealthTrust Purchasing Group, L.P. and MedAssets, Inc., accounted for approximately 58% of our sales. No single healthcare provider accounts for more than 10% of our sales. Our business with these GPOs is pursuant to short-term agreements, which are subject to renewal from time to time through competitive processes. Although each GPO member hospital currently makes its purchasing decisions on an individual basis, the loss of a substantial portion of the GPO hospitals’ business would adversely affect our revenues and results of operations.

Intense competition in the markets in which we operate could adversely affect us. Our business is highly competitive. Competitors include a number of distributors and manufacturers, as well as the in-house reprocessing operations of hospitals. Certain of our existing and potential competitors possess substantially greater resources than we possess. Some of our competitors, including Cardinal Converters (a subsidiary of Cardinal, Inc.) and Medline Industries, Inc., serve as the sole supplier of a wide assortment of products to a significant number of hospitals. While we have a substantial array of surgical products, many of our competitors have a greater number of products for the entire hospital, which in some instances is a competitive disadvantage for us. There is no assurance that we will be able to compete effectively with existing or potential competitors.

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

We may incur significant costs related to self-insurance retention levels we maintain associated with our employee benefits and workers’ compensation programs. We retain a liability up to $110,000 annually, for each medical insurance plan member per plan year and the first $250,000 of each workers’ compensation claim incurred. If the number of claims or severity increases, this could have a material adverse effect on our financial position and results of operations (See Critical Accounting Policies for additional information).

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

The effects and results of our exploration and evaluation of strategic alternatives are uncertain. On September 14, 2011, we announced that our Board of Directors initiated a process to explore and evaluate strategic alternatives for the Company, which may include a possible strategic alliance, merger or sale. There can be no assurance that this strategic review process will lead to any transaction that enhances shareholder value. In addition, this process may distract the attention of our Board of Directors and management from our business, cause us to incur significant expenses pursuing one or more transactions unsuccessfully and impair our relationships with customers, suppliers and employees. If we are unable to effectively manage these risks, our business, financial condition, or results of operations may be adversely affected.

Our stock price has fluctuated and might continue to be volatile. During the 12-month period ended September 30, 2011, the sale price of our common stock on the NASDAQ Stock Market System ranged from $2.51 to $6.50. Our common stock price may continue to be volatile in the future, including if a decision is announced to pursue a particular strategic alternative or to terminate the exploration process without pursuing a transaction.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our “Executives”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of our most recent fiscal quarter. Based on that evaluation, we concluded that as of the end of such quarter our disclosure controls and procedures are effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including the Executives, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to matters that arise in the ordinary course of our business, none of which we expect to be material.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed by the Company on May 15, 1996).

3.2	Articles of Amendment to Restated Articles of Incorporation, dated as of August 31, 1998, of the Company (for Series A Preferred Stock) (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by the Company on September 9, 1998).

3.3	Second Articles of Amendment to Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on November 5, 2010).

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K for the 2006 year filed by the Company on March 23, 2007).

10.1	Amended and Restated Loan and Security Agreement dated August 4, 2011 between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company on August 8, 2011)

10.2	Amended and Restated Revolving Note executed by the Company in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Company on August 8, 2011)

10.3	First Amendment to Term Note executed by the Company in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Company on August 8, 2011)

10.4	Second Amendment to Employment Agreement dated as of September 19, 2011, between the Company and Gerald Woodard (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 23, 2011).

10.5	First Amendment to the Retention Agreement dated as of September 19, 2011, between the Company and Mark Faris (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on September 23, 2011).

10.6	First Amendment to the Retention Agreement dated as of September 19, 2011, between the Company and William Braun (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on September 23, 2011).

10.7	Third Amendment to the Retention Agreement dated as of September 19, 2011, between the Company and David J. McGuire (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on September 23, 2011).

31.1	Certification by the Chief Executive Officer (CEO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Controller and Vice President and Chief Financial Officer (CFO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the CEO of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

32.2	Certification by the Controller and Vice President and Chief Financial Officer (CFO) of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

Exhibit 101.1 Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculated Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Restated Articles of Incorporation of the Company (incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996).

3.2	Articles of Amendment to Restated Articles of Incorporation, dated as of August 31, 1998, of the Company (for Series A Preferred Stock) (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by the Company on September 9, 1998).

3.3	Second Articles of Amendment to Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on November 5, 2010).

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to the Annual Report on Form 10-K for 2006 filed by the Registration on March 23, 2007).

10.1	Amended and Restated Loan and Security Agreement dated August 4, 2011 between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company on August 8, 2011)

10.2	Amended and Restated Revolving Note executed by the Company in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Company on August 8, 2011)

10.3	First Amendment to Term Note executed by the Company in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Company on August 8, 2011)

10.4	Second Amendment to Employment Agreement dated as of September 19, 2011, between the Company and Gerald Woodard (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 23, 2011).

10.5	First Amendment to the Retention Agreement dated as of September 19, 2011, between the Company and Mark Faris (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on September 23, 2011).

10.6	First Amendment to the Retention Agreement dated as of September 19, 2011, between the Company and William Braun (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on September 23, 2011).

10.7	Third Amendment to the Retention Agreement dated as of September 19, 2011, between the Company and David J. McGuire (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on September 23, 2011).

31.1	Certification by the Chief Executive Officer (CEO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Controller and Vice President and Chief Financial Officer (CFO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

32.2	Certification by the Controller and Vice President and Chief Financial Officer (CFO) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

Exhibit 101.1 Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculated Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRI/SURGICAL EXPRESS, INC.

Date: November 7, 2011	By:	/s/ Mark R. Faris
Vice President & Chief Financial Officer