Form 10-K
period 2011-12-31
SRI SURGICAL EXPRESS INC
filed 2012-03-26
CIK 1014041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Small reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing sale price of the common stock on June 30, 2011, as reported on the NASDAQ Global Market, was approximately $23,232,139. For purposes of this determination, the registrant excluded shares of common stock known to be held by officers, directors, and 10% shareholders, because those persons might be deemed affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The registrant had 6,503,128 shares of common stock outstanding as of February 24, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated.

Portions of the Proxy Statement for the registrant’s 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SRI/SURGICAL EXPRESS, INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2011

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

SRI Surgical has a history of commitment to the environment. In addition to providing our healthcare clients with environmentally friendly surgical linens and instruments, we have a demonstrated commitment to waste reduction in the communities that we serve, as both a healthcare service provider and a corporate citizen. SRI Surgical is a Charter Member of Practice Greenhealth, a networking organization for institutions in the healthcare community that are committed to sustainable, eco-friendly practices. In 2011, we were awarded Practice Greenhealth’s Champion for Change Award for the third year in a row. This award recognizes organizations that demonstrate successful accomplishments in ‘greening’ their organization as well as assisting healthcare clients in improving their environmental performance. SRI Surgical is also an EPA WasteWise Partner. The EPA WasteWise program targets the reduction of waste in the business environment. In 2009, we received the EPA’s Design for the Environment recognition for becoming a member of the Safer Detergents Stewardship Initiative (“SDSI”). SRI Surgical is also a member of the EPA’s Climate Leaders, a consortium of small business leaders that are measuring their greenhouse gas emissions and setting and achieving goals to reduce them, and the EPA’s SmartWay Transport Partnership program, which identifies products and services that reduce transportation-related emissions. In 2009, we received the EPA’s Transport Award, which recognizes organizations that have made outstanding contributions to reducing climate change emissions and other air pollutants.

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

Our integrated “closed-loop” process starts with daily delivery of reusable and disposable surgical supplies and instruments to healthcare providers. After use, we pick up the reusable surgical linens, basins, and instruments used in surgery and return them to our processing facilities. Used products arriving at our processing facilities are sorted, cleaned, inspected, packaged, sterilized, and shipped back to the healthcare providers. This “closed-loop” system significantly reduces the level of on-hand inventory healthcare providers need to maintain at their facilities and greatly simplifies our customers’ surgical supply chain process. This process also allows healthcare providers to reduce medical waste disposal costs and increase the quality of products used by their staff and physicians. Additionally, as a result of our daily just-in-time delivery model, our customers’ working capital requirements are favorably affected by their ability to carry less on-hand inventory of disposable products to support their surgical procedures.

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

During 2010, we entered into a three-year reusable surgical products agreement with KP Select, Inc. the purchasing agent for the Kaiser Permanente Healthcare System (“Kaiser Permanente”). This agreement was effective March 1, 2010 and gives us the ability to contract with any Kaiser Permanente hospital that designates KP Select as its purchasing agent. Kaiser Permanente is a 48-hospital system located in the states of California, Ohio, Maryland, Oregon, Washington, and other states. This agreement allows us to assist Kaiser Permanente with its environmental awareness initiative, but does not commit Kaiser Permanente or its member hospitals to purchase any minimum quantity of products or services from us. During 2011, we serviced a total of 17 Kaiser Permanente hospitals under this agreement.

We entered into a three-year reusable surgical products agreement with Catholic Healthcare West (currently known as Dignity Health), which was effective January 1, 2011. This agreement gives us the ability to contract with any Dignity Health hospital that chooses to use our products. Dignity Health is a 40-hospital system located in California, Arizona, and Nevada. This agreement allows us to assist Dignity Health with its environmental awareness initiative, but does not commit Dignity Health or its member hospitals to purchase any minimum quantity of products or services from us. As of December 31, 2011, six Dignity Health hospitals were under contract under this agreement.

In 2008, we entered into a five-year Supply and Co-Marketing Agreement (the “Co-Marketing Agreement”) with Cardinal Health 200, Inc. (“Cardinal” or “Cardinal Health”), an affiliate of Cardinal Health, Inc. Under the terms of the Co-Marketing Agreement, Cardinal is our exclusive supplier of more than 400 disposable surgical packs, and provides for a new product offering, the Hybrid Preference Pack®, in which we combine our reusable surgical packs with Cardinal Health’s disposable surgical packs. We share profits from sales of the Hybrid Preference Pack based on an agreed-upon margin split. This new product couples the convenience of disposables with the waste-wise benefits of our reusable products. This environmentally friendly solution reduces packaging and medical waste, saves water and energy consumption, reduces chemical usage and provides just-in-time delivery and retrieval.

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

In June 2009, we entered into a four-year national brand distribution agreement with Cardinal Health’s medical and surgical supply chain business. This agreement appoints Cardinal a non-exclusive, authorized distributor of our products. Cardinal Health includes our products on its master merchandise file and categorizes our products as a national brand. This agreement expands upon our current supply and co-marketing relationship with Cardinal Health’s Presource surgical kitting business and gives us access to a national distribution network that currently serves the Federal government as well as other healthcare providers not currently using our reusable product offering.

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

According to the American Hospital Association and Verispan, a healthcare consulting organization, the United States healthcare market includes approximately 5,800 acute care hospitals and 5,300 surgery centers.

The following market conditions and strategies provide continuing opportunities for us:

Continued Pressure on Providers to Contain Costs and Improve Profitability. With the growth of managed care and a decrease in surgical service reimbursements, economic constraints require providers to continually increase their efficiency and reduce their overall cost structure. To assist them in reducing their costs of operation, we offer products and services that help our customers eliminate inventory, reduce staff, capital expenditures and medical waste, and improve their overall supply chain efficiency.

Increased Outsourcing of Provider Functions That Do Not Involve Patient Care. Providers with significant staff, capital and space dedicated to in-house processing of reusable surgical products and surgical instruments are outsourcing these functions to qualified outsourcing providers. By enabling our customers to outsource non-core functions, we allow them to increasingly focus on patient care.

Concern Regarding the Transmission of Infectious Diseases. The healthcare industry must manage the risk of infectious disease. These concerns increase the need for surgical barrier fabrics that protect surgeons and surgical staff from blood borne pathogens. Industry response to these concerns led to the promulgation of the Association for the Advancement of Medical Instrumentation (“AAMI”) PB70 standard, which establishes levels I, II, III and IV indicating increasing barrier protection. Using this standard as a guideline, the FDA mandates that any company marketing its products according to the AAMI PB70 standard submit a 510(k) prior to marketing the various levels. Our line of GreenGown® gowns helps to prevent liquid and viral strike-through in critical areas during surgical procedures and is cleared by the FDA for appropriate barrier labeling. Additionally, our FDA-regulated processes for decontamination and reprocessing of surgical instrumentation enable healthcare providers to better manage the risk of transmission of infectious diseases.

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

Activities by Hospitals, Hospital Groups and the Federal Government to Become Better Stewards of the Environment and to Create Facilities that Practice Environmental Sustainability. Increasing governmental pressure and public awareness are driving healthcare institutions, including government run institutions, to develop plans and implement policies to control their impact upon the communities in which they reside. The realization that the healthcare industry ranks second only to the food industry in waste generation is fueling increased interest in methods to control and eliminate waste through more aggressive efforts to reduce, reuse, and recycle. Through its Green Procurement Strategy (“DoD GPP”), the U.S. Department of Defense is implementing an agency-wide green procurement program designed to reduce resource consumption and solid waste generation. Green procurement includes, among other things, the acquisition of environmentally preferable products and services. Our reusable products are ideally suited to enable these institutions to respond aggressively by reducing waste through reuse of their surgical linens and basin sets. Additionally, our agreement with Cardinal’s distribution group allows us to reach more healthcare facilities that currently do not utilize our reusable product offering, including healthcare facilities operated by the U.S. Government. As part of that agreement, our products are listed on the Department of Defense’s distribution and pricing agreement (more commonly known as the “DAPA” list). Having our products included on the DAPA list, through the agreement with Cardinal, allows government-operated hospitals the ability to purchase our products.

Customers

As of December 31, 2011, we served a customer base of approximately 470 hospitals and surgery centers located throughout the United States. Our strategy is to further expand on the supply chain management needs of our current customer base, and grow our customer base by focusing on hospitals and surgery centers that are surgical procedure intensive.

We maintain agreements (typically three (3) year terms) to supply several group purchasing organizations (“GPOs”), including Novation, LLC, HealthTrust Purchasing Group, L.P., MedAssets, Inc. (including the acquisition of The Broadlane Group, effective November 16, 2010), Intermountain Health Services, Inc., Premier Purchasing Partners, L.P., and Hospital Corporation of America. Novation is the supply company for 25,000 Voluntary Hospitals of America, Inc. and University Health System Consortium organizations. HealthTrust Purchasing is a GPO representing over 1,400 not-for-profit hospitals and for profit acute care facilities. MedAssets is the largest independent healthcare purchasing group in the United States serving more than 180 health systems and 4,000 hospitals. Intermountain Health Services, Inc. is a healthcare purchasing group that services 23 hospitals. Premier has more than 2,500 member hospitals and 72,000 other healthcare sites. Hospital Corporation of America represents 164 hospitals and over 100 freestanding surgery centers in 20 states. Through these relationships, our products and services are potentially available to the vast majority of providers and surgery centers in our service areas.

Products

Our principal reusable surgical products are GreenGown surgical gowns. We also offer reusable towels, surgical drapes, and stainless steel basin sets as part of our reusable surgical product line. We provide these products in a variety of configurations for a provider’s specific needs. A major benefit of our reusable system is reduced medical waste because of the elimination of disposable, single-use products.

Our GreenGown liquid resistant Level III and liquid proof Level IV gowns are made of some of the most technologically advanced materials available, providing users with a highly breathable gown and excellent protection. This added protection is critical to healthcare providers given the continuing concerns of doctors, staff, and regulatory authorities regarding transmission of blood borne pathogens, including HIV and hepatitis viruses. The Level III and Level IV gowns are ideal for procedures with high bodily fluid volume and of longer duration. Our Standard Level II gown is made from an advanced micro-fiber polyester liquid resistant fabric, ensuring a high degree of comfort to the user, and is a cost-effective alternative to higher priced gowns. We believe this gown is ideal for procedures with minimal fluid exposure and of shorter duration. In November 2008, we obtained FDA 510(k) clearance to market our surgical gowns as Level III and Level IV, and our surgical drape as Level IV, which is intended for use in healthcare facilities, and they are in compliance with AAMI PB70 standard. In May 2009, we obtained FDA 510(k) clearance to market our Standard surgical gowns Level II, which is intended for use in healthcare facilities, as they are in compliance with AAMI PB70 standard.

In 2011, we introduced our GreenWrap®, a reusable sterilization wrap that protects instrument sterility, while being environmentally friendly. The GreenWrap is designed specifically for steam sterilization of surgical instrument trays. The GreenWrap is made of a proprietary material of Infused® polyester fabric, which is low linting and breathable, allowing for excellent penetration of the steam sterilant. The GreenWrap material is significantly stronger than heavy-duty disposable wrap.

During 2010, W.L. Gore and Associates (“Gore”), the supplier of the barrier fabric used in our Level III and Level IV surgical gowns and our Level IV drapes, notified us that it intends to exit the medical fabrics market in a timed, phased manner. Gore gave its customers the option to make advance purchases of fabric to bridge their process of transitioning to another supplier, and we expect to make substantial purchases of fabric pursuant to this program. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As a result of Gore’s exit from the medical fabrics market, we are in the process of identifying, evaluating and engaging a new supplier of barrier fabric to replace Gore. See Item 1A. “Risk Factors – We Rely on Key Suppliers”

We utilize radio-frequency identification (“RFID”) technology in our ten processing facilities. RFID technology is a method for identifying and tracking objects based on the use of a small tag that stores a unique code. We utilize “multi-read” RFID tags in our reusable surgical gowns and drapes, which allow us to replace the use of labor-intensive bar code scanning to track product usage. This technology offers us improved inventory control and monitoring of product quality. SRI Surgical holds a patent covering this process.

We contract with third-party vendors for cutting and sewing of gowns and drapes. We have procurement arrangements with Standard Textile Co., Inc. (“Standard Textile”) and Forum Industries, Inc. (“Forum”) as our supply source for reusable surgical products. The Standard Textile agreement expired in August 2008 and we continue to work with Standard Textile on a month-to-month basis. The Forum agreement is a three-year agreement and expires in January 2015.

To complement our reusable surgical products, we offer disposable packs containing single-use disposable products, such as gauze, needles, syringes, and tubing. These packs are developed to a customer’s specifications, and in combination with our reusable line of surgical products, offer a cost-effective, high-quality alternative to custom procedure packs containing all disposable products. As mentioned above, in 2008, we entered into the Co-Marketing Agreement with Cardinal (see “Item 1. Business – the Company”). Under this agreement, Cardinal is appointed our sole vendor of disposable surgical packs for our existing customer base on the date the agreement was signed. In addition, this agreement provides for a new product offering known as the Hybrid Preference Pack. The Hybrid Preference Pack combines our reusable products with Cardinal’s disposable surgical packs. This combined product responds to hospital and surgery center green initiatives by providing environmentally preferred purchasing options that maximize value and minimize waste. In addition to the agreement with Cardinal, we also have the ability to sell directly to Department of Defense (“DoD”) through our own DoD distribution and pricing agreement account and product listing.

Our instrument-processing program, called AccuSetSM, offers our customers the benefit of consistently available surgical instruments processed at an FDA-regulated facility. Our thorough cleaning and inspection process assures that surgical instruments are functional and meet rigorous quality standards. We offer general, laparoscopic, orthopedic, arthroscopic, ophthalmic, neurological, ENT (ear, nose and throat) and L&D (labor and delivery) instrument processing at our facilities. We also offer an overnight instrument processing program, ReadyCaseSM OnDemand. The program makes available to hospitals and surgery centers additional processing capabilities at our FDA-regulated facilities should they find themselves in sudden need. As of December 31, 2011, we service instrument programs at 69 hospitals.

We offer instruments as part of the AccuSet program pursuant to a Joint Marketing Agreement with Aesculap, Inc. (“Aesculap”), one of the oldest and largest worldwide suppliers of surgical instruments. In 2003, we signed a 10-year Joint Marketing Agreement under which Aesculap provides most of the surgical instruments that we supply to our customers and are used in their surgical procedures. Aesculap receives an agreed upon fee from us for each procedure based on the number and kinds of procedures performed with its instruments and the number and combination of instruments used for each procedure. We are currently in discussions with Aesculap regarding a new agreement. We have also developed vendor relationships with many leading manufacturers of surgical instruments to procure instrumentation preferred by our customers that Aesculap does not manufacture. These vendor relationships expand the range of solutions that we offer our customers. We expect our instrument-processing program will continue to grow.

ReadyCase, our surgical supply and instrument delivery system, combines reusable products, disposable packs, surgical instruments, and physician preference items to provide most of the products required for a surgical procedure. The system allows our healthcare customers to develop and implement best practice protocols. We believe that ReadyCase is the most complete case cart system available in the market. By delivering a high percentage of surgical products and instruments used in a procedure, ReadyCase offers our customers the potential to reduce their supply chain management costs, improve their operational efficiency, and increase their revenue by improving throughput in their surgical area.

We also provide an outsource solution for our customers’ instrument processing and sterilization needs. Utilizing our expertise in managing FDA-regulated instrument processing facilities, we offer cost-effective management of hospital and surgery center instrumentation supply chain and central sterilization facilities.

Employees

As of December 31, 2011, we employed 799 people. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be positive.

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

In addition, other federal, state and local regulatory authorities, including those enforcing laws, which relate to the environment, fire hazard control, and working conditions, have jurisdiction to take actions that could have a material adverse effect on us. We make expenditures from time to time to comply with environmental regulations, but do not expect to make any material capital expenditures for environmental compliance during 2012. However, current environmental estimates could be modified as a result of changes in our plans, legal requirements or other factors.

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

We are party to a credit facility (“the Credit Facility”) with Bank of America, N.A., which requires us to maintain minimum fixed charge coverage and maximum funded debt to EBITDA ratio covenants. As of December 31, 2011, we were not in compliance with the required fixed charge coverage ratio under the Credit Facility. Our lender waived this default, only through February 29, 2012, and we anticipate being in default under this covenant following our 2012 first quarter. There is no assurance that our lender will waive this or other defaults. A default under the Credit Facility could have a material adverse effect on our business, financial condition and results of operations. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

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

We rely on key suppliers. We rely on Aesculap as our major source of supply of instruments for our instrument processing programs. Any failure of Aesculap to furnish instruments for any reason could materially and adversely affect our ability to service these programs until we secure one or more alternative suppliers.

As disclosed under Item 1. “Business – Products,” Gore, our supplier of the barrier fabric that we use in our Level III and Level IV surgical gowns and our Level IV drapes, notified us that it is exiting the medical fabrics market. We are making significant advance purchases of fabric to bridge the process of transitioning to another supplier. We are currently in the process of identifying, evaluating, and engaging new suppliers. Any failure by us to make adequate advance purchases of barrier fabric from Gore or to engage a new supplier of barrier fabric that meets our requirements in a timely manner could materially adversely affect us. There is no assurance that we will be able to develop a replacement product in a timely manner. If we were unable to develop a replacement product, this would have a material adverse impact on our results of operations.

In November 2008, we entered into a Co-Marketing Agreement with Cardinal. The Co-Marketing Agreement appoints Cardinal the exclusive supplier of disposable products for our customers. If this arrangement does not provide the results that we expect, we could be materially and adversely affected.

We are subject to fluctuations in the availability and cost of commodity items used in our products and distribution network. We depend on various component raw materials supplied by others for our operations and certain products we offer our customers. Our supplier relationships could be interrupted due to natural disasters or other events or could be terminated. A sustained interruption in the flow of adequate supplies, or a shortage of a particular item, could have an adverse effect on our business, as we may not be able to manage price fluctuations in commodity type items.

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

The loss of a significant customer or purchasing organization could adversely affect our operating results. During the year ended December 31, 2011, hospitals belonging to three group purchasing organizations (“GPOs”), Novation, LLC, HealthTrust Purchasing Group, L.P. and MedAssets, Inc. accounted for approximately 58% of our sales. No single healthcare provider accounted for more than 10% of our revenues in 2011. Our business with these GPOs is pursuant to agreements (typically three (3) year terms), which are subject to renewal from time to time through competitive processes. Although each GPO member hospital makes its purchasing decisions on an individual basis, the loss of a substantial portion of a GPO hospitals’ business would adversely affect our revenues and results of operations.

Intense competition in the markets in which we operate could adversely affect us. Our business is highly competitive. Competitors include a number of distributors and manufacturers, as well as the in-house reprocessing operations of hospitals. Certain of our existing and potential competitors possess substantially greater resources than we possess. Some of our competitors, including Cardinal Converters (a subsidiary of Cardinal Health, Inc.) and Medline Industries, Inc., serve as the sole supplier of a wide assortment of products to a significant number of hospitals. While we have a substantial array of surgical products, many of our competitors have a greater number of products for the entire hospital, which in some instances is a competitive disadvantage for us. There is no assurance that we will be able to compete effectively with existing or potential competitors. See “Item 1. Business – Competition.”

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

We may incur significant costs related to self-insurance retention levels under our employee benefits and workers’ compensation programs. We retain a liability up to $110,000 annually for each medical insurance plan member up to an estimated annual aggregate liability limit of $3.1 million. We are insured for aggregate claims of $1.0 million in excess of this amount, and retain liability for additional excess claims. Also, we retain the first $250,000 of each workers’ compensation claim incurred. If the number of claims or their severity increases, this could have a material adverse effect on our financial position and results of operations. (See “Critical Accounting Policies” for additional information)

Changes in federal or state regulations could materially adversely affect us. Significant aspects of our business are subject to federal, state and local statutes and regulations governing, among other things, medical waste-disposal and workplace health and safety. In addition, most of the products furnished or sold by us are subject to regulation as medical devices by the FDA, as well as by other federal, state and local agencies. Our facilities are subject to quality systems inspections by FDA officials. The FDA has the power to enjoin future violations, seize adulterated or misbranded devices, and require the manufacturer to remove products from the market, and publicize relevant facts. Federal, state or local governments might impose additional restrictions or adopt interpretations of existing laws that could materially adversely affect us. (See “Item 1. Business – Regulation.”)

Failure to maintain adequate internal systems and effective internal controls over financial reporting and information systems could adversely affect us. Adequate internal systems and an effective system of internal controls are necessary to ensure proper financial reporting and disclosure. A significant deficiency or material weakness in our system of internal controls, as defined under the Public Company Accounting Oversight Board guidelines, could adversely affect our ability to report our financial condition, results of operations or cash flows, and related disclosures.

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

The effects and results of our exploration and evaluation of strategic alternatives are uncertain. On September 14, 2011, we announced that our Board of Directors initiated a process to explore and evaluate strategic alternatives for the Company, which may include a full or partial sale, merger, or equity investment. There can be no assurance that this process will lead to a transaction. In addition, this process may distract the attention of our Board of Directors and management from our business, cause us to incur significant expenses pursuing one or more transactions unsuccessfully, or impair our relationships with customers, suppliers and employees. If we are unable to effectively manage these risks, our business, financial condition, or results of operations may be adversely affected.

Our stock price has fluctuated and might continue to be volatile. During the 12-month period ended December 31, 2011, the sale price of our common stock on the NASDAQ Stock Market System ranged from $2.65 to $6.50. The closing price of our common stock on February 24, 2012 was $3.90. Our common stock price might continue to be volatile in the future.

Item 1B.	Unresolved Staff Comments

Not applicable

Item 2.	Properties

We operate ten reusable processing facilities that range in size from 30,000 to 63,500 square feet, which are located in Baltimore, Chattanooga, Cincinnati, Dallas, Houston, Los Angeles, Raleigh, Salt Lake City, Stockton, and Tampa. Each facility has standardized processes and equipment, including computerized and fully automated heavy-duty washers, dryers, and sterilizers to achieve consistent decontamination and sterilization of reusable surgical products and instruments. We follow the Quality System Regulations at each facility, and regularly implement at all facilities efficiencies that have been developed and tested at another location.

We maintain service centers in Atlanta, Detroit, Louisville, Miami and Oklahoma City to facilitate distribution of our products to our customers.

We own our Chattanooga, Cincinnati, Houston, and Stockton processing facilities, as well as our corporate headquarters. We lease the remaining processing facilities and service centers.

We believe that our existing facilities adequately serve our current requirements. The table below summarizes our properties and the major markets they serve as of December 31, 2011:

	Square Footage (Approx.)	Lease Expiration	Selected Markets Served
Processing Facilities:
Baltimore, Maryland	58,700	May 31, 2017 (Options to 2027)	Baltimore, Philadelphia, Richmond, New Jersey
Chattanooga, Tennessee	50,000	Owned	Atlanta, Birmingham, Nashville, Mississippi
Cincinnati, Ohio	50,000	Owned	Columbus, Cincinnati, Louisville, Lexington, Detroit, Cleveland
Dallas, Texas	31,000	March 31, 2013	Dallas, Oklahoma City, Tulsa
Houston, Texas	30,000	Owned	Houston, San Antonio, Austin
Los Angeles, California	30,400	November 30, 2012	San Diego, Los Angeles
Raleigh, North Carolina	63,500	March 31, 2017 (Options to 2027)	South Carolina, North Carolina

Salt Lake City, Utah	31,800	July 6, 2012	Utah, Idaho

Stockton, California	57,000	Owned	Sacramento, San Francisco, Oakland

Tampa, Florida	63,000	March 31, 2017 (Options to 2022)	Florida, Georgia

Service Centers:

Atlanta	3,150	March 31, 2013

Detroit, Michigan	7,300	November 30, 2012

Louisville, Kentucky	8,660	Month-to-Month

Miami, Florida	4,000	Month-to-Month

Oklahoma City, Oklahoma	3,600	February 29, 2012

Corporate Office:

Tampa, Florida	42,000	Owned

We are currently negotiating amended lease agreements on the facilities that are scheduled to expire in 2012. We believe new or amended leases will be completed prior to each lease expiration date.

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

Common Stock Information

Our common stock trades publicly on The NASDAQ Stock Market LLC (NASDAQ Global Market) (the “NASDAQ”) under the symbol “STRC”. On February 24, 2012, there were approximately 35 holders of record of our common stock. The table below sets forth the high and low sales prices for our common stock for fiscal years 2010 and 2011, as reported on the NASDAQ.

Common Stock Price Range

Year ended December 31, 2010	High	Low
First quarter	$3.50	$2.05
Second quarter	$5.38	$3.35
Third quarter	$3.99	$2.70
Fourth quarter	$4.80	$2.51

Year ended December 31, 2011
First quarter	$6.50	$4.02
Second quarter	$5.26	$4.03
Third quarter	$4.90	$2.65
Fourth quarter	$4.91	$3.76

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

Stock Performance Graph

The following graph shows a comparison of our cumulative total shareholder return, NASDAQ Global Market (U.S.), and the NASDAQ Health Care Index. This graph assumes that $100 was invested on December 31, 2006 in our common stock and in the other indices and in each case, assumes reinvestment of all dividends. Historic stock price performance does not necessarily indicate future stock price performance.

Item 6.	Selected Financial Data

The following table contains certain selected financial data that have been derived from our audited financial statements. The data should be read in conjunction with the Financial Statements and Notes thereto incorporated into Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” incorporated into Item 7.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Statement of operations data:
Revenues	$107,579	$100,864	$98,453	$97,028	$94,201
Cost of revenues	84,051	78,096	78,355	75,599	73,947

Gross profit	23,528	22,768	20,098	21,429	20,254
Distribution expenses	8,619	7,525	6,933	7,227	6,394
Selling and administrative expenses	16,159	16,362	16,607	16,289	17,775

Loss from operations	(1,250)	(1,119)	(3,442)	(2,087)	(3,915)
Interest expense	655	702	619	1,077	1,385
Other income	(362)	(361)	(367)	(396)	(342)

Loss before income taxes	(1,543)	(1,460)	(3,694)	(2,768)	(4,958)
Income tax expense (benefit)	34	100	82	(212)	(1,765)

Net loss	$(1,577)	$(1,560)	$(3,776)	$(2,556)	$(3,193)

Basic loss per common share	$(0.24)	$(0.24)	$(0.58)	$(0.40)	$(0.50)

Diluted loss per common share	$(0.24)	$(0.24)	$(0.58)	$(0.40)	$(0.50)

Weighted average common shares outstanding:
Basic	6,467	6,450	6,464	6,434	6,399

Diluted	6,467	6,450	6,464	6,434	6,399

Balance sheet data (at end of period):
Reusable surgical products, net	$18,619	$17,369	$18,151	$20,577	$19,416
Total assets	64,241	61,708	62,928	69,746	71,968
Notes payable	9,320	5,561	6,124	8,434	2,493
Mortgages payable	3,565	3,780	4,013	4,228	4,286
Bonds payable	—	520	520	520	7,060
Total liabilities	26,239	22,764	23,063	26,764	27,342
Shareholders’ equity	38,002	38,944	39,865	42,982	44,626

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are a party to a five-year Supply and Co-Marketing Agreement (the “Co-Marketing Agreement’) with Cardinal Health 200, Inc. (“Cardinal”), an affiliate of Cardinal Health, Inc, which expires in 2013. We appointed Cardinal as our exclusive provider of disposable surgical products. We jointly market an environmentally friendly combined reusable pack (produced by us) and disposable surgical pack (produced by Cardinal) called the Hybrid Preference Pack. The Co-Marketing Agreement gives us an opportunity to focus on our core strengths: reusable surgical products, instrumentation and management of central sterilization and supply chain activities. The Co-Marketing Agreement gives our environmentally friendly solution greater reach and visibility throughout the healthcare market and combines the strengths of two organizations that are market leaders in their segments for a more efficient and effective delivery of healthcare solutions. We amended and restated the Co-Marketing Agreement in February 2010 to provide, among other things, that we purchase from Cardinal Health the disposable component products included in the Hybrid Preference Packs, instead of receiving them on a consignment basis. The change in the arrangement for disposable component products contributed approximately $100,000 of the $760,000 increase in our gross margins in 2011 and approximately $200,000 of the $2.7 million increase in our gross margins in 2010.

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

Our profitability is primarily determined by our revenues, the efficiency with which we deliver products and services to our customers, and our ability to control our costs. Although our revenues increased during 2011 as compared to 2010, during the year we experienced significant increases in employee health insurance claims, for which we retain a portion of the liability under our health insurance plan, as well as increases in towel and fuel costs attributable to increased commodity prices for cotton and fuel. Under our health insurance plan, we retain a liability up to $110,000 annually for each plan member, up to an aggregate liability limit of $3.1 million. We are insured for aggregate claims of $1.0 million in excess of the $3.1 million aggregate liability limit. The increases in health care, towel and fuel costs have had a significant impact on our gross margin and net loss for the year ended December 31, 2011.

Our principal strategic opportunity to improve our operating results is to capitalize on our service capabilities and considerable infrastructure by leveraging our current relationships with existing customers and adding new customers. We continue to focus on introducing our current and potential new customers to our physician-specific ReadyCase case cart management system, which has been our principal source of new sales. In addition, the Co-Marketing Agreement with Cardinal Health allows our sales force to focus on our strengths: reusable surgical products, instrumentation, and management of central sterilization and supply chain activities. The agreement gives our environmentally friendly solution greater reach and visibility throughout the healthcare market. It combines the strengths of two organizations that are leaders in their segments for a more efficient and effective delivery of healthcare solutions. See “Item 1. Business – The Company.”

We are incurring expenses in connection with our exploration of strategic alternatives, which will continue in the first quarter of 2012.

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

Health Insurance Reserves. We offer employee benefit programs including health insurance to eligible employees. We retain a liability up to $110,000 annually for each plan member. Our policy has an estimated annual aggregate liability limit of $3.1 million and provides insurance for aggregate claims of $1.0 million in excess of this amount. We accrue health insurance costs using estimates to approximate the liability for reported claims and claims incurred but not reported. Using different estimates or assumptions could produce different reserve balances. If actual claim results exceed our estimates, our health insurance reserve would increase, which could adversely affect our results of operations.

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

Stock-Based Compensation. In accordance with ASC Topic 718, Share-Based Payments”, (“ASC 718”) and the Security and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”), we recognize stock-based compensation expense in our statements of operations. We have converted from the binomial model to the Black-Scholes model to determine the fair value of our issued options. Both option pricing models require the input of subjective assumptions, including the expected life of the option, the price volatility of the underlying stock, expected interest rates and forfeitures. If actual results differ significantly from our assumptions, stock-based compensation could increase or decrease. For further discussion of our stock-based compensation, see Note B – Summary of Significant Accounting Policies – Stock-Based Compensation and Note J – Stock-Based Compensation to the financial statements.

Results of Operations

We operate on a 52-53 week fiscal year ending the Sunday nearest December 31st. The financial statements are reflected as of December 31, 2011, 2010 and 2009 for presentation purposes only. The actual end of each period was January 1, 2012, January 2, 2011, and January 3, 2010, respectively. There are 52 weeks in each of 2011, 2010 and 2009.

The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in our statements of operations:

	Years Ended December 31,
	2011	2010	2009
Revenues	100.0%	100.0%	100.0%
Cost of revenues	78.1	77.4	79.6

Gross profit	21.9	22.6	20.4
Distribution expenses	8.0	7.5	7.0
Selling and administrative expenses	15.0	16.2	16.9

Loss from operations	(1.1)	(1.1)	(3.5)
Interest expense	0.6	0.7	0.6
Other income	(0.4)	(0.4)	(0.4)

Loss before income taxes	(1.3)	(1.4)	(3.7)
Income tax expense	0.1	0.1	0.1

Net loss	(1.4)%	(1.5)%	(3.8)%

Year ended December 31, 2011 compared to year ended December 31, 2010

Revenues

Revenues increased $6.7 million, or 6.7%, to $107.6 million for the year ended December 31, 2011, compared to $100.9 million for the year ended December 31, 2010. As noted above, we operate on a 52-53 week fiscal year. Those weeks break down into a number of operating days, which varies after taking into account company holidays. As a result, a key metric we utilize to run our business is our average daily revenue. There were 254 billing days in both 2011 and 2010. Our average daily revenue was $424,000 and $397,000 in 2011 and 2010, respectively. The increase in our average daily revenue in 2011 when compared to 2010 is primarily related to the increase in demand for our reusable surgical product offering and Hybrid Preference Pack offering. Partially offsetting these increases were lower procedure volumes and industry pricing pressures, as well as customer losses.

Under the Supply and Co-Marketing Agreement with Cardinal Health, we accounted for disposable component products that were included in the Hybrid Preference Packs on a consignment basis and did not recognize any associated revenue. On February 3, 2010 the Company entered into the Amended and Restated Supply Agreement, at which time the Company began purchasing the disposable component products that were included in the Hybrid Preference Packs and recognizing the associated revenue upon sale. During 2011, the Company recognized $4.3 million of revenue related to the disposable component products of the Hybrid Preference Packs, which accounted for approximately $17,000 of the average daily revenue in 2011. During 2010, the Company recognized $2.7 million of revenue related to the disposable component products of the Hybrid Preference Packs, which accounted for approximately $11,000 of the average daily revenue in 2010.

Gross Profit

Gross profit increased $760,000, or 3.3%, to $23.5 million for the year ended December 31, 2011, compared to $22.8 million for the prior year. As a percentage of revenues, gross profit decreased by 0.7 percentage points to 21.9% for the year ended December 31, 2011, compared to 22.6% for the prior year. The increase in gross profit was primarily due to higher revenues of approximately $6.7 million, labor efficiency increases of $175,000 and lower instrument related costs of $215,000 primarily as a result of a change in the services provided to a customer. Partially offsetting these items were higher employee health insurance costs of $780,000 caused by an increase in the number of larger claims, higher fixed costs (excluding increased health insurance costs) of $736,000 to support our growth in revenue, higher towel costs of $672,000 attributable to increased cotton prices, higher disposable material costs of $502,000 and production costs of $216,000, due to growth in revenue and higher levels of product loss of $74,000.

The increase in disposable material costs relates almost entirely to our purchasing disposable materials from Cardinal Health. The disposable products purchased under the Hybrid Preference Pack program have lower margins because we are no longer assembling these products and incur a higher cost per product than in prior years. Prior to February 2010, we received the disposable packs contained in the Hybrid Preference Packs on consignment from Cardinal Health. Consequently, we did not recognize gross revenues or costs associated with these disposable packs. Under the terms of the amended agreement, effective February 2010, we purchase the disposable packs from Cardinal Health and therefore recognize all associated revenues and costs of the Hybrid Preference Pack. We pay Cardinal Health for the disposable packs that we purchase without regard to our risk of collecting those amounts due from our customers.

Distribution Expenses

Distribution expenses increased $1.1 million, or 14.5%, to $8.6 million for the year ended December 31, 2011, compared to $7.5 million in the prior year. The increase in distribution expenses in 2011 when compared to the prior year was primarily due to higher labor-related costs of $527,000 to support additional routes and customers due to our growth, higher vehicle fuel costs of $489,000 primarily related to the increase in the price per gallon of diesel fuel, and higher vehicle lease expense of $148,000 servicing new customers.

Selling and Administrative Expenses

Selling and administrative expenses decreased $203,000, or 1.2%, to $16.2 million for the year ended December 31, 2011, compared to $16.4 million in the prior year. The decrease in selling and administrative expenses in 2011 is primarily attributable to decreased travel costs of $259,000, decreased professional fees of $195,000, decreased payroll-related costs (excluding health insurance costs) of $102,000 and decreased depreciation expense of $87,000. Cost control measures were implemented in 2011 resulting in reduced selling and administrative expenses. Partially offsetting these savings were higher sales and marketing expenses of $252,000. Similar costs in 2010 were applied against the funds received from Cardinal. Additionally, higher group purchasing organization (“GPO”) related marketing and administrative fees of $130,000 were incurred due our increased revenues, as well as higher health insurance costs of $67,000.

Interest Expense

For the year ended December 31, 2011, interest expense decreased $47,000, or 6.7%, to $655,000, compared to $702,000 in the prior year. The decrease in interest expense is primarily due to lower interest rates offset by generally higher average outstanding balances.

Other Income

Other income was $362,000 for the year ended December 31, 2011, primarily as a result of rental income, which is essentially the same as the prior year. In 2007, we entered into an agreement to lease to a third party a portion of our corporate headquarters under a non-cancelable operating lease. This lease will expire in March 2012 and will not be renewed.

Income Tax Expense

Our effective tax rate is a function of our income or loss before taxes and statutory tax rates, as well as minimum taxes, in the various jurisdictions in which we operate. Income tax expense is a function of our net income or loss, effective tax rate and valuation allowances. Our effective tax rate for 2011 was 2.2%, compared to 6.8% for 2010, principally because a valuation allowance recorded in 2011 to reduce certain deferred tax assets.

Net Loss Per Common Share

We recorded a loss per common share of $0.24 on a basic and diluted per share basis for 2011, the same level as our loss per common share in 2010.

Year ended December 31, 2010 compared to year ended December 31, 2009

Revenues

Revenues increased $2.4 million, or 2.4%, to $100.9 million for the year ended December 31, 2010, compared to $98.4 million for the year ended December 31, 2009. As noted above, we operate on a 52-53 week fiscal year. Those weeks break down into a number of operating days, which varies after taking into account company holidays. As a result, a key metric we utilize to run our business is our average daily revenue. There were 254 billing days in 2010 and 258 billing days in 2009. Our average daily revenue was $397,000 and $382,000 in 2010 and 2009, respectively. The increase in our average daily revenue in 2010 when compared to 2009 is primarily related to the increase in demand for our reusable surgical product offering and the amendment to the co-marketing agreement under which we now recognize all revenues for Hybrid Preference Pack customers. Partially offsetting these increases were lower procedure volumes and industry pricing pressures, as well as, customer losses.

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

Gross Profit

Gross profit increased $2.7 million, or 13.3%, to $22.8 million for the year ended December 31, 2010, compared to $20.1 million for the prior year. As a percentage of revenues, gross profit increased by 2.2 percentage points to 22.6% for the year ended December 31, 2010, compared to 20.4% for the prior year. The increase in gross profit was primarily due to higher revenues of approximately $2.4 million, lower reusable surgical product loss of $1.8 million, lower instrument usage fees of $844,000, lower repairs and maintenance of $301,000 and lower sterilization expense of $147,000 relating to the closure of our Plant City operations in 2009, as well as improved labor efficiency of $472,000 and the change in the co-marketing agreement with Cardinal which accounted for less than $200,000. Partially offsetting these items were higher disposable material costs of $2.5 million, as well as, higher pack consumable costs of $223,000, as result of the increase in our revenues.

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

Income Tax Expense

Our effective tax rate is a function of our income or loss before taxes and statutory tax rates, as well as minimum taxes, in the various jurisdictions in which we operate. Income tax expense (benefit) is a function of our net income or loss, effective tax rate and valuation allowances. Our effective tax rate for 2010 was 6.8%, compared to 2.2% for 2009, principally because a valuation allowance recorded in 2010 to reduce certain deferred tax assets and the reduced level of loss in 2010.

Net Loss Per Common Share

We recorded a loss per common share of $0.24 on a basic and diluted per share basis for 2010 compared with a loss per common share of $0.58 in 2009.

Liquidity and Capital Resources

Our principal sources of capital have been cash flows from operations and borrowings under our revolving credit facility. As of December 31, 2011, we had approximately $1.9 million in cash and cash equivalents, compared to approximately $1.3 million as of December 31, 2010. In addition, as of December 31, 2011, we had $5.2 million available under our credit facility, after accounting for amounts outstanding under the credit facility, certain letters of credit principally associated with our future raw material purchases, self-insurance policies and a general reserve.

Net cash provided by operating activities for 2011 was $8.0 million as compared to $8.5 million last year. Net cash from operations during 2011 primarily related to depreciation and amortization expense of $8.8 million, the provision for slow moving reusable surgical products and shrinkage of $1.7 million, stock-based compensation expense of $633,000, an increase in accounts payable of $387,000 and a decrease in prepaid and other assets of $310,000, which was partially offset by an increase in accounts receivable of $1.5 million, an increase in inventories of $958,000 and our net loss of $1.6 million. When compared to cash from operations during 2010, the decrease is primarily attributable to the increase in our accounts receivables which is a function of our increased revenues and the timing of our collections, as well as the increase in inventories which is primarily due to the purchase of approximately $504,000 of raw material from Gore. We estimate that our expenditures in 2012 for raw material purchases from Gore will be approximately $6.7 million.

Net cash used in investing activities in 2011 was $10.5 million as compared to $7.2 million in 2010. Cash used in investing activities primarily related to purchases of property, plant and equipment and reusable surgical products. The increase in net cash used in investing activities is primarily due to increased reusable surgical product purchases to support the increase in our reusable business. We estimate that our expenditures in 2012 for property, plant and equipment will be approximately $2.0 million and reusable surgical products expenditures will be approximately $6.5 million, an amount that may fluctuate depending on the growth of our business. We expect instrument revenues will continue to grow and, as a result, we expect our instrument inventory will continue to grow. We estimate that our expenditures in 2012 for instrument inventory will be approximately $1.0 million.

As noted under Item 1. “Business – Products,” as a result of Gore’s intent to exit the medical fabrics market, we will purchase approximately $7.2 million of fabric to bridge the process of transitioning to another supplier. We intend to finance this purchase through our credit facility.

Net cash provided by financing activities in 2011 was $3.0 million compared to net cash used in financing activities of $793,000 in 2010. Cash provided by financing activities was primarily a result of the timing of advances and repayments under our credit facility. Additionally, during 2011 we had proceeds from the reissuance of bonds of $6.0 million, which was offset by the redemption of the outstanding bonds in the amount of $6.6 million.

Credit Facility

On August 4, 2011, we entered into a $28.7 million Credit Facility with our existing lender, which amended our $24.3 million credit facility that was set to mature on August 7, 2011. The Credit Facility includes a $3.7 million term loan on our Tampa headquarters, and a revolving loan of up to $25.0 million for working capital, letters of credit, capital expenditures and other purposes. Actual amounts available under the revolving loan are determined by a defined borrowing base calculation. As a result of the borrowing base calculation as of December 31, 2011, we had $18.4 million available for advances, of which we had used $13.2 million of the revolving loan, including $9.3 million of advances, $3.8 million of availability for letters of credit to support our future raw materials purchases and self-insurance policies, and $0.1 million maintained as a required reserve. As a result, at December 31, 2011, we had excess availability of $5.2 million. As of December 31, 2011, we had $3.6 million outstanding on the term loan, which is classified as a mortgage payable and amortizes based on a 20-year schedule. The Credit Facility matures on August 4, 2016.

The Credit Facility is secured by substantially all of the Company’s assets. The interest rate on the revolving and term loans varies between 50 and 250 basis points over the Base Rate (as defined in the Credit Facility) or LIBOR depending on the level of the fixed charge coverage ratio. The type of interest rate is an election that we periodically make. As of December 31, 2011, $7.5 million of the outstanding revolving loan was based on LIBOR plus 2.50% (3.0% as of December 31, 2011) and the remaining outstanding revolving loan balance of approximately $1.8 million was at the Prime Rate plus 1.00% (4.25% at December 31, 2011). As of December 31, 2011, $3.5 million of the outstanding term loan was based on LIBOR plus 2.50% (3.0% as of December 31, 2011) and the remaining outstanding term loan balance of approximately $65,000 was at the Prime Rate plus 1.00% (4.25% at December 31, 2011).

The Credit Facility requires us to comply with (a) a fixed charge coverage ratio of 1.0 to 1.0 through March 31, 2012 and 1.1 to 1.0 thereafter; (b) a funded debt to EBITDA ratio not to exceed 2.0 to 1.0; (c) a limit on annual capital expenditures of $2.0 million each year through December 31, 2013 increasing to $2.5 million annually for 2014 and 2015; and (d) a limit on annual reusable surgical product capital expenditures of $9.0 million each year through December 31, 2013, increasing to $10.0 million annually in 2014 and $11.0 million annually in 2015.

As of December 31, 2011, we did not comply with the required fixed charge coverage ratio under the Credit Facility. On February 28, 2012, we entered into an amendment to the Credit Facility with our lender, under which our lender waived this default. Additionally the interest rate on the revolving and term loans increased to between 250 and 450 basis points over the Base Rate or LIBOR depending on the level of the fixed charge coverage ratio, which represents a 200 basis point increase. Our fixed charge coverage ratio will not be tested on January 31, 2012 or February 29, 2012 and we must maintain a minimum excess availability of not less than $2.5 million during the period February 1, 2012 through and including five business days following our lender’s receipt of required monthly compliance information from us for the period ending March 31, 2012. We anticipate being in default under this financial covenant following our 2012 first quarter but, we believe that we will be able to obtain a waiver or amendment from our lender or have alternative financing options available to us, but there is a risk that will not occur. See, “Risk Factors – We may need additional capital in the future, which might not be available.”

The Credit Facility includes typical provisions restricting us from paying dividends, incurring additional debt, making loans and investments, encumbering its assets, entering into a new business, or entering into certain merger, consolidation, or liquidation transactions.

Bonds

In 1999, we issued public bonds to fund the construction of two of our reusable processing facilities. Interest rates on the bonds adjusted based upon rates that approximate LIBOR. In October 2008, $6.0 million of our bonds were tendered. The holders of the tendered bonds were paid from draws against the letters of credit under our Credit Facility. Under the terms of the indentures relating to the bonds, the tendered bonds could be remarketed at any time prior to their maturity in 2014.

On March 10, 2011, the $6.0 million of tendered bonds were reissued, generating approximately $6.0 million of proceeds. The proceeds were used to pay down our outstanding notes payable.

On July 1, 2011, we redeemed all of our public bonds with a principal amount of $6.6 million with funds available under our Credit Facility. The bonds were redeemed at par value, therefore no gain or loss was recognized as a result of the redemption of the bonds.

Contractual Obligations

Our contractual cash obligations for future minimum payments, including interest, under our notes payable to bank, mortgage, operating leases and raw material purchases, as of December 31, 2011, are as follows:

Payments due by period (000’s)	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Notes payable, mortgage and bonds payable	$12,885	$215	$430	$12,240	$—
Operating leases	9,476	2,448	3,533	2,636	859
Raw materials	6,669	6,669	—	—	—

Total contractual cash obligations	$29,030	$9,332	$3,963	$14,876	$859

In addition, as part of our ReadyCase delivery system, we offer instruments for use and reprocessing pursuant to our Joint Marketing Agreement with Aesculap. Under the terms of this agreement, Aesculap furnishes and repairs the surgical instruments that we deliver to customers and receives an agreed upon fee for each procedure. We also procure our reusable surgical products from a limited number of other vendors. We are not bound to purchase any minimum quantity of products; however, we expect to make substantial payments to these vendors to fulfill our reusable surgical product requirements. Our purchases under these arrangements in 2011 were $16.3 million. Amounts paid under these agreements will vary based upon changes in customer demand, amortization rates, product prices, and other variables affecting our business.

We believe that our existing cash and cash equivalents together with expected cash provided by operations and the Credit Facility will be adequate to finance our operations for at least the next 12 months.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our principal exposure to market risk is change in interest rates under our various debt instruments and borrowings. The outstanding balance under our revolving loan portion of the Credit Facility was approximately $9.3 million as of December 31, 2011. Our interest rate on the revolving loan varies between 50 and 250 basis points over the Base Rate (as defined in the Credit Facility) or LIBOR depending on the level of fixed charge coverage ratio. As of December 31, 2011, $7.5 million of the outstanding revolving loan was based on LIBOR plus 2.50% (3.0% at December 31, 2011) and the remaining outstanding revolving loan balance of approximately

$1.8 million was at the Prime Rate plus 1.00% (4.25% at December 31, 2011). We are subject to changes in our interest rate on this revolving loan based on fluctuations in interest rates. Assuming an outstanding balance on this revolving loan of $9.3 million, if the Prime and LIBOR Rates increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $23,000 per quarter.

The outstanding balance under the term loan portion of the Credit Facility was approximately $3.6 million as of December 31, 2011. Interest on the term loan varies between 50 and 250 basis points over the Base Rate (as defined in the credit facility) or LIBOR depending on the level of fixed charge coverage ratio. We periodically elect the type of interest rate for this loan. As of December 31, 2011, $3.5 million of the outstanding term loan was based on LIBOR plus 2.50% (3.0% at December 31, 2011) and the remaining outstanding term loan balance of approximately $65,000 was at the Prime Rate plus 1.00% (4.25% at December 31, 2011). Assuming an outstanding balance of this facility of $3.6 million, if the Prime and LIBOR Rates increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $9,000 per quarter.

As noted above, as of December 31, 2011, we did not comply with the required fixed charge coverage ratio under the Credit Facility. The interest rate on the revolving and term loans increased to between 250 and 450 basis points over the Base Rate or LIBOR depending on the level of the fixed charge coverage ratio, which represents a 200 basis point increase. Assuming an outstanding balance on the revolving and term loans of $9.3 million and $3.6 million, respectively, the 200 basis point increase in the Prime and LIBOR Rates would increase our interest payments by $47,000 and $18,000 per quarter on our revolving and term loans, respectively.

We do not have any other material market risk sensitive instruments.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

SRI/Surgical Express, Inc.

We have audited the accompanying balance sheets of SRI/Surgical Express, Inc. (a Florida corporation) as of December 31, 2011 and 2010, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SRI/Surgical Express, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Tampa, Florida
March 26, 2012

SRI/SURGICAL EXPRESS, INC.

BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$1,862	$1,327
Accounts receivable, net	13,569	12,117
Inventories, net	4,357	3,398
Prepaid expenses and other assets	1,781	2,092
Reusable surgical products, net	18,619	17,369
Property, plant and equipment, net	24,053	25,405

Total assets	$64,241	$61,708

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$9,320	$5,561
Accounts payable	9,156	8,768
Employee related accrued expenses	1,558	1,642
Other accrued expenses	2,640	2,493
Mortgage payable	3,565	3,780
Bonds payable	—	520

Total liabilities	26,239	22,764

Commitments and contingencies (Note G)	—	—
Shareholders’ Equity
Preferred stock – authorized 5,000,000 shares of $0.001 par value; no shares issued and outstanding at December 31, 2011 and 2010	—	—
Common stock – authorized 30,000,000 shares of $0.001 par value; issued and outstanding 6,503,128 and 6,485,678 shares at December 31, 2011 and 2010, respectively	7	6
Additional paid-in capital	34,298	33,664
Retained earnings	3,697	5,274

Total shareholders’ equity	38,002	38,944

Total liabilities and shareholders’ equity	$64,241	$61,708

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Revenues	$107,579	$100,864	$98,453
Cost of revenues	84,051	78,096	78,355

Gross profit	23,528	22,768	20,098
Distribution expenses	8,619	7,525	6,933
Selling and administrative expenses	16,159	16,362	16,607

Loss from operations	(1,250)	(1,119)	(3,442)
Interest expense	655	702	619
Other income	(362)	(361)	(367)

Loss before income taxes	(1,543)	(1,460)	(3,694)
Income tax expense	34	100	82

Net loss	$(1,577)	$(1,560)	$(3,776)

Basic loss per common share	$(0.24)	$(0.24)	$(0.58)

Diluted loss per common share	$(0.24)	$(0.24)	$(0.58)

Weighted average common shares outstanding – basic	6,467	6,450	6,464

Weighted average common shares outstanding – diluted	6,467	6,450	6,464

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at January 1, 2009	6,495,978	$6	$32,366	$10,610	$42,982

Common stock cancelled	(10,000)	—	—	—	—
Compensation expense on stock options and restricted stock	—	—	659	—	659
Net loss	—	—	—	(3,776)	(3,776)

Balance at December 31, 2009	6,485,978	6	33,025	6,834	39,865

Common stock cancelled	(3,000)	—	—	—	—
Exercise of stock options	2,700	—	3	—	3
Compensation expense on stock options and restricted stock	—	—	636	—	636
Net loss	—	—	—	(1,560)	(1,560)

Balance at December 31, 2010	6,485,678	6	33,664	5,274	38,944

Restricted stock issued	17,000	1	—	—	1
Exercise of stock options	450	—	1	—	1
Compensation expense on stock options and restricted stock	—	—	633	—	633
Net loss	—	—	—	(1,577)	(1,577)

Balance at December 31, 2011	6,503,128	$7	$34,298	$3,697	$38,002

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(1,577)	$(1,560)	$(3,776)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,153	3,250	3,368
Amortization of reusable surgical products	5,688	5,592	5,175
Stock based compensation expense	633	636	659
Provision for doubtful accounts	36	25	18
(Reduction) provision for slow moving inventory	(1)	(251)	48
Provision for reusable surgical products’ shrinkage	1,727	1,420	3,155
Loss on disposal of property, plant and equipment	39	—	—
Change in assets and liabilities:
Increase in accounts receivable	(1,488)	(682)	(278)
(Increase) decrease in inventories	(958)	(244)	2,776
Decrease (increase) in prepaid expenses and other assets	310	(145)	323
Increase (decrease) in accounts payable	387	1,330	(1,022)
Increase (decrease) in employee related and other accrued expenses	66	(833)	(117)

Net cash provided by operating activities	8,015	8,538	10,329

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,840)	(990)	(1,582)
Purchases of reusable surgical products	(8,665)	(6,230)	(5,904)

Net cash used in investing activities	(10,505)	(7,220)	(7,486)

Cash flows from financing activities:
Borrowings on notes payable	124,421	105,224	98,215
Repayments on notes payable	(120,662)	(105,787)	(100,513)
Proceeds from reissuance of bonds	6,045	—	—
Repayment on bonds	(6,565)	—	—
Repayments on mortgage payable	(215)	(233)	(215)
Payments on obligation under capital lease	—	—	(12)
Proceeds from exercise of stock options	1	3	—

Net cash provided by (used in) financing activities	3,025	(793)	(2,525)

Increase in cash and cash equivalents	535	525	318
Cash and cash equivalents at beginning of year	1,327	802	484

Cash and cash equivalents at end of year	$1,862	$1,327	$802

Supplemental cash flow information:
Cash paid for interest	$546	$515	$644

Cash paid (received) for income taxes, net	$153	$61	$(111)

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

The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31st. The financial statements reflect the Company’s year-end as of December 31st for presentation purposes only. The actual end of each period was January 1, 2012, January 2, 2011, and January 3, 2010. There were 52 weeks included in each of the years ended December 31, 2011, 2010 and 2009.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash and cash equivalents.

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

Accounts Receivable, Net

The Company has accounts receivable from hospitals and surgery centers. The Company does not believe that there is sufficient credit risk associated with those receivables to require a form of collateral from its customers. The allowance for doubtful accounts as of December 31, 2011 and 2010 was approximately $128,000 and $122,000, respectively. The allowance for doubtful accounts relates to accounts receivable not expected to be collected and is based on management’s assessment of specific customer balances, the overall aging of the balances, and the financial stability of the customers.

Concentration of Credit Risk

For the year ended December 31, 2011, revenues relating to hospitals belonging to three group purchasing organizations (Novation, LLC, HealthTrust Purchasing Group, L.P., and MedAssets, Inc.) collectively accounted for approximately 58% of the Company’s revenues. For the years ended December 31, 2010 and 2009, revenues relating to hospitals belonging to these group purchasing organizations collectively accounted for approximately 55% and 62%, respectively, of the Company’s revenues. No single hospital or surgery center customer accounted for more than 10% of the Company’s revenues for the year ended December 31, 2011, 2010 or 2009.

Unbilled Receivable

Included in prepaid expenses and other assets are unbilled receivables related to certain instruments purchased on behalf of a vendor in the amounts of $11,000 and $189,000 at December 31, 2011 and 2010, respectively.

Inventories, Net

Inventories consist of raw materials, principally consumables, supplies, and disposable surgical products; and finished goods consisting of assembled packs of various combinations of raw materials and disposable accessory packs purchased from third parties. Inventories are valued at the lower of cost or market, with cost being determined on the first-in, first-out method. As of December 31, 2011 and 2010, inventory consists of the following:

	December 31,
	2011	2010
	(in 000’s)

Raw materials	$1,710	$1,053
Finished goods	2,758	2,457

	4,468	3,510
Less: Inventory reserve	(111)	(112)

	$4,357	$3,398

At December 31, 2011, approximately $504,000 of raw material purchased from Gore is included in the raw materials inventory balance.

Reusable Surgical Products, Net

The Company’s reusable surgical products, consisting principally of linens (gowns, towels, and drapes), basins (stainless steel medicine cups, carafes, trays, basins) and owned surgical instruments, are stated at cost. Amortization of linens is computed on a basis similar to the units of production method. Estimated useful lives for each product are based on the estimated total number of available uses for each product. The expected total available usage for our linen products using the three principal fabrics (accounting for approximately 75% of the reusable surgical products) is 75, 100, and 125 uses, based on several factors, including our actual historical experience with these products. The Company believes RFID technology enables it to evaluate the useful lives of linen products more efficiently. Basins are amortized on a straight-line basis over their estimated useful life, up to 20 years. Owned surgical instruments are amortized straight-line over a period of four years. Accumulated amortization as of December 31, 2011 and 2010 was approximately $16.9 million and $15.4 million, respectively.

As of December 31, 2011 and 2010, the reusable surgical products balances include reserves for shrinkage, obsolescence and scrap related to reusable surgical products of approximately $1,258,000 and $1,140,000, respectively.

Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost. Depreciation and amortization are computed on the straight-line method with a half-year convention over the estimated useful lives of the assets, or the term of the related leases for leasehold improvements, whichever is shorter.

Health Insurance

The Company offers employee benefit programs, including health insurance, to eligible employees. The Company retains a liability of up to $110,000 annually for each plan member. The policy has an estimated annual aggregate liability limit of $3.1 million in 2011 and provides insurance for aggregate claims of $1.0 million in excess of this limit. Health insurance costs are accrued using estimates to approximate the liability for reported claims and claims incurred but not reported. At December 31, 2011 and 2010, the Company accrued a liability of approximately $357,000 in each year for claims incurred and claims incurred but not reported, which is included in employee related accrued expenses in the accompanying balance sheets.

Workers’ Compensation Insurance

The Company has a large dollar deductible, self-funded plan for its workers’ compensation insurance program. The Company retains a liability of $250,000 for each claim occurrence. The policy has an annual aggregate liability limit of $1.6 million. The Company has obtained letters of credit in the amount of $1,137,000 with its primary lender to secure the payment of future claims. The Company accrues workers’ compensation insurance costs using estimates to approximate the liability for reported claims and claims incurred but not reported, as determined by an independent actuary. As of December 31, 2011 and 2010, the Company accrued a liability of approximately $1.1 million and $952,000, respectively, for claims incurred and claims incurred but not reported, which is included in employee related accrued expenses in the accompanying balance sheets.

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

Advertising

Costs associated with advertising are charged to expense as incurred. During the fiscal years ended December 31, 2011, 2010 and 2009, advertising costs of approximately $20,000, $30,000, and, $28,000 respectively, were charged to selling and administrative expenses in the Company’s statements of operations.

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

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued an interpretation that is contained in ASC 740, which clarifies the accounting for and disclosure of uncertainty in tax positions. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with tax positions. Interest and penalties, if applicable, are included in income tax expense. The Company determined that this standard did not have a material impact on its financial statements for the years ended December 31, 2011, 2010 and 2009.

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

Employee Termination Costs

The Company incurred $108,000, $98,000 and $326,000 in 2011, 2010, and 2009, respectively, for expenses related to the termination of executive officers and various employees. The Company had approximately $16,000 and $0 of employee termination expense accrued as of December 31, 2011 and 2010, respectively.

Stock-based Compensation

The Company accounts for its stock-based compensation plans in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation, (“ASC 718”). Under ASC 718, all stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. On July 1, 2011, as part of the Company’s conversion to a new equity compensation administration and reporting platform, the Company converted to the Black-Scholes valuation model from a binomial (Lattice) model.

The cost for all stock-based awards granted between December 31, 2005 and June 30, 2011, represents the grant-date fair value that was estimated in accordance with the provisions of ASC 718, utilizing a binomial (Lattice) model. The cost of all stock-based awards granted subsequent to June 30, 2011, represents the grant-date fair value that is estimated in accordance with the provisions of ASC 718, utilizing the Black-Scholes valuation model. Because the Company does not accrue dividends, the fair value, when using the Black-Scholes valuation model is essentially the same as the binomial (Lattice) model, when valuing a stock option grant. For the years ended December 31, 2011, 2010 and 2009, respectively, stock-based compensation expense was $633,000, $636,000 and $659,000, or $633,000, $636,000 and $659,000 net of income tax, which contributed to a $0.10 reduction in basic and diluted earnings per share in each year presented.

Fair Value Accounting

The Company defines fair value based on ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 creates a fair value hierarchy, which prioritizes the inputs to be used in determining fair value and requires disclosure of relevant fair value information, which should describe the inputs used to measure fair value, and the effect of those measurements on earnings for the periods presented.

NOTE C – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Useful Lives In Years	December 31,
		2011	2010
		(in 000’s)
Land	—	$1,582	$1,582
Land improvements	15	646	646
Construction in process	—	1,503	1,267
Buildings and improvements	20-40	16,179	16,100
Leasehold improvements	2-18	8,156	7,943
Machinery and equipment	3-12	22,234	21,482
Office furniture, equipment and computers	3-10	4,380	3,904

		54,680	52,924
Less: Accumulated depreciation and amortization		(30,627)	(27,519)

		$24,053	$25,405

In accordance with ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”), certain external direct costs of materials and services, and other qualifying costs incurred in connection with developing or obtaining internal use software are capitalized. The Company capitalized costs of internally developed software in the amounts of approximately $10,000 and $13,000 during the years ended December 31, 2011 and 2010, respectively. Such capitalized costs primarily relate to the cost of software and certain contracted programming costs, as well as other such qualifying costs.

Construction in process primarily relates to internally developed software-related costs for electronic data interchange, quoting, and data management tools to be used in the Company’s daily operations.

For the years ended December 31, 2011, 2010 and 2009, depreciation and amortization expense was approximately $3.2 million, $3.2 million, and $3.4 million, respectively.

NOTE D – NOTES PAYABLE

On August 4, 2011, the Company entered into a $28.7 million Credit Facility with its existing lender, which amended its $24.3 million credit facility that was set to mature on August 7, 2011. The Credit Facility includes a $3.7 million term loan on its Tampa headquarters, and a revolving loan of up to $25.0 million for working capital, letters of credit, capital expenditures and other purposes. Actual amounts available under the revolving loan are determined by a defined borrowing base calculation. As a result of the borrowing base calculation as of December 31, 2011, the Company had $18.4 million available for advances, of which the Company had used $13.2 million of the revolving loan, including $9.3 million of advances, $3.8 million of availability for letters of credit to support the Company’s future raw materials purchases and self-insurance policies, and $0.1 million maintained as a required reserve. As a result, at December 31, 2011, the Company had excess availability of $5.2 million. As of December 31, 2011, the Company had $3.6 million outstanding on the term loan, which is classified as a mortgage payable, and amortizes based on a 20-year schedule. The Credit Facility matures on August 4, 2016.

The Credit Facility is secured by substantially all of the Company’s assets. The interest rate on the revolving and term loans varies between 50 and 250 basis points over the Base Rate (as defined in the Credit Facility) or LIBOR depending on the level of the fixed charge coverage ratio. The type of interest rate is an election the Company periodically makes. As of December 31, 2011, $7.5 million of the outstanding revolving loan was based on LIBOR plus 2.50% (3.0% as of December 31, 2011) and the remaining outstanding revolving loan balance of approximately $1.8 million was at the Prime Rate plus 1.00% (4.25% at December 31, 2011). As of December 31, 2011, $3.5 million of the outstanding term loan was based on LIBOR plus 2.50% (3.0% as of December 31, 2011) and the remaining outstanding term loan balance of approximately $65,000 was at the Prime Rate plus 1.00% (4.25% at December 31, 2011).

The Credit Facility requires the Company to comply with (a) a fixed charge coverage ratio of 1.0 to 1.0 through March 31, 2012 and 1.1 to 1.0 thereafter; (b) a funded debt to EBITDA ratio not to exceed 2.0 to 1.0; (c) a limit on annual capital expenditures of $2.0 million each year through December 31, 2013 increasing to $2.5 million annually for 2014 and 2015; and (d) a limit on annual reusable surgical product capital expenditures of $9.0 million each year through December 31, 2013, increasing to $10.0 million annually in 2014 and $11.0 million annually in 2015.

As of December 31, 2011, the Company did not comply with the required fixed charge coverage ratio under the Credit Facility. On February 28, 2012, the Company entered into an amendment to the Credit Facility with its lender, under which the Company’s lender waived this default. Additionally, the interest rate on the revolving and term loans increased to between 250 and 450 basis points over the Base Rate or LIBOR depending on the level of the fixed charge coverage ratio, which represents a 200 basis point increase. The Company’s fixed charge coverage ratio will not be tested on January 31, 2012 or February 29, 2012 and the Company must maintain a minimum excess availability of not less than $2.5 million during the period February 1, 2012 through and including five business days following the Company’s lender’s receipt of required monthly compliance information from the Company for the period ending March 31, 2012. Should the Company not be in compliance with any of the Credit Facility covenants at a future date, the Company believes that it would be able to obtain a waiver or amendment from its lender or have alternative financing options available to the Company.

The Credit Facility includes typical provisions restricting the Company from paying dividends, incurring additional debt, making loans and investments, encumbering its assets, entering into a new business, or entering into certain merger, consolidation, or liquidation transactions.

For the years ended December 31, 2011, 2010, and 2009, interest expense was approximately $655,000, $702,000, and $619,000, respectively. Interest expense in 2011 and 2010 included approximately $130,000 and $132,000, respectively, of interest related to a mortgage, see Note E – Mortgage Payable. Interest expense in 2011 and 2010 included approximately $19,000 and $62,000, respectively, of interest related to the bonds, see Note F – Bonds Payable.

NOTE E – MORTGAGE PAYABLE

As noted above under Note D – Notes Payable, on August 4, 2011, the Company replaced the previous mortgage note on the Company’s corporate headquarters with a new $3.7 term loan. The term loan has a term of five (5) years and an amortization schedule based on 20 years, with a balloon payment due on August 4, 2016. As amended pursuant to the restated loan and security credit facility described in Note D above, interest on the term loan varies between 50 and 250 basis points over the Base Rate (as defined in the Credit Facility) or LIBOR depending on the level of the fixed charge coverage ratio. The type of interest rate is an election made periodically by the Company. At December 31, 2011, $3.5 million of the mortgage bears an interest rate of LIBOR plus 2.50% (3.0% at December 31, 2011) and the remaining outstanding balance of approximately $65,000 was at the Prime Rate plus 1.00% (4.25% at December 31, 2011). As also described in Note D, at December 31, 2011, the Company did not comply with the required fixed charge coverage ratio under the Credit Facility and as a result, beginning on February 28, 2012, interest on the term loan varies between 250 and 300 basis points over the Base Rate or 400 to 450 basis points over LIBOR depending on the level of the fixed charge coverage ratio.

Mortgage payments as of December 31, 2011 for the next five years are as follows (in 000’s):

2012	$215
2013	215
2014	215
2015	215
2016	2,705

Total	$3,565

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

On March 10, 2011, the $6.0 million of tendered bonds were reissued, generating approximately $6.0 million of proceeds. The proceeds were used to pay down the Company’s outstanding notes payable.

On July 1, 2011, the Company redeemed all of its public bonds with a principal amount of $6.6 million with funds available under the Company’s Credit Facility. The bonds were redeemed at par value, therefore no gain or loss was recognized as a result of the redemption of the bonds.

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

Future minimum lease payments as of December 31, 2011 are as follows (in 000’s):

Years ending December 31
2012	$2,448
2013	1,885
2014	1,648
2015	1,475
2016	1,161
Thereafter	859

Total	$9,476

Rental expense for the years ended December 31, 2011, 2010 and 2009 totaled approximately $3.8 million, $3.7 million, and $3.5 million (including contingent rentals of approximately $324,000, $313,000, and $313,000), respectively. The Company is in the process of negotiating renewals of leases that expire in 2012.

Contractual Obligations

The Company offers instruments pursuant to a Joint Marketing Agreement with Aesculap, Inc. (“Aesculap”). Under the terms of this agreement, Aesculap furnishes and repairs most of the surgical instruments that are delivered to customers and receives an agreed upon fee from the Company for each procedure. The Company has arrangements with Standard Textile Co., Inc. (“Standard Textile”) and Forum Industries, Inc. (“Forum”), under which the Company purchases the majority of its reusable surgical linens.

The Company’s management believes that Aesculap, Standard Textile and Forum’s prices are and will be comparable to prices available from other vendors. Standard Textile is a shareholder of the Company. If Aesculap, Standard Textile or Forum were unable to perform under these procurement arrangements, the Company would need to obtain alternate sources for its reusable surgical products. The Company is not bound to purchase any minimum quantity of products under these agreements, however, the Company is required to purchase at least fifty-percent (50%) of its annual reusable surgical linen requirements from Forum. The Company estimates that its payments under these agreements will be between $14.0 and $16.0 million in 2012. Amounts in subsequent years will be comparable, adjusted by changes in the Company’s customer demand, amortization rates, product prices, and other variables affecting its business. During the years ended December 31, 2011, 2010, and 2009, the Company purchased reusable surgical linen products in the amounts of $6.9 million, $5.7 million, and $4.8 million, respectively. During the years ended December 31, 2011, 2010, and 2009, the Company incurred fees of $8.7 million, $9.4 million, and $11.3 million, respectively, for instrument usage.

Under the terms of the Co-Marketing Agreement with Cardinal Health, the Company received $1.0 million and $250,000 in January 2009 and 2010, respectively, which was initially recognized in other accrued expenses in its balance sheets. The amounts received from Cardinal Health were intended to reimburse the Company for certain expenses incurred for marketing and sales, opening depots in territories not currently served by the Company, and to close its disposable products assembly plant located in Plant City, Florida, among other items. During the years ended December 31, 2010 and 2009, the Company incurred costs of $37,000 and $485,000, respectively, related to certain costs, including severance, asset disposal and other costs, associated with the closing of its disposable assembly facility in Plant City, Florida. The costs directly associated with the plant closing were applied against the payment received from Cardinal Health. Additionally, during the years ended December 31, 2010 and 2009, the Company incurred costs of $399,000 and $329,000, respectively, related to the hiring of sales and marketing professionals to support the agreement, as well as software development, and training and management sessions in an effort to support the agreement. The direct costs incurred in support of the agreement with Cardinal Health were applied against the payment received from Cardinal Health. The Company accounted for cash incentive payments under the provisions of ASC 605-50-45-13b, Revenue Recognition: Customer Payments and Incentives, which requires that consideration received from a vendor that is a reimbursement for cost incurred to sell the vendor’s product be characterized as a reduction of that cost when recognized in the income statement.

During 2010, W.L. Gore and Associates (“Gore”), the supplier of the barrier fabric used in the Company’s Level III and Level IV surgical gowns and its Level IV drapes, notified the Company it is exiting the medical fabrics market in early 2012. As a result of its decision, Gore gave its customers the option to make advance purchases of fabric to bridge their process of transitioning to another supplier. The Company will make a substantial purchase of approximately $7.2 million of fabric pursuant to this program. During the year ended December 31, 2011, the Company purchased raw material barrier fabric from Gore in the amount of $504,000.

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

NOTE H – INCOME TAX

The expense for income taxes from continuing operations for the three years ended December 31 were as follows (in 000’s):

	2011	2010	2009

Current	$34	$100	$82
Deferred	—	—	—

Total	$34	$100	$82

The reconciliation of the federal statutory income tax rate of 34.0% to the effective income tax rate for the three years ended December 31 was as follows:

	2011	2010	2009
Federal statutory income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal	(5.6)	(10.0)	4.8
Non-deductible items	(3.6)	(14.0)	(2.7)
Valuation allowance	(26.7)	(14.2)	(38.6)
Alternative Minimum Tax	(1.1)	(2.5)	—
Other	0.8	(0.1)	0.3

	(2.2)%	(6.8)%	(2.2)%

Significant components of the Company’s deferred tax assets and liabilities were as follows (in 000’s):

	December 31,
	2011	2010
Deferred tax assets:
Inventory	$522	$477
Accounts receivable	49	46
Accrued expenses	678	733
State tax credits	866	866
AMT tax credit carryforward	57	76
Federal and state net operating losses	680	438
Goodwill	34	35
Stock options	699	733
Other	27	35

	3,612	3,439
Valuation allowance	(2,778)	(3,238)

	834	201

Deferred tax liabilities:
Property, plant & equipment	(760)	(85)
Other	(74)	(116)

	(834)	(201)

Net deferred income tax asset (liability)	$—	$—

As of December 31, 2011, the Company has federal net operating loss carry-forwards of $1.9 million that will expire between 2027 and 2031, as well as state net operating loss carry-forwards of $6.5 million that expire between 2011 and 2031. At December 31, 2011, the Company also has a net state tax credit carry-forward of approximately $1.4 million. Approximately $45,000 of the state tax credit carry-forward has a 15-year carry-forward limitation, which begins to expire in 2012. The remaining state tax credit carry-forward amounts have no expiration period.

ASC Topic 740 requires a valuation allowance to reduce reported deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, as of December 31, 2011, an allowance of $2.8 million has been established to reduce the deferred tax assets to the amount that will more likely than not be realized. During 2011, the valuation allowance decreased $460,000 primarily as a result of changes in cumulative temporary differences and the effect of the loss incurred during the year. During 2010, the valuation allowance increased $497,000. The effects in any of the quarters presented were not material.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Increases or decreases to the unrecognized tax benefits could result from the Company’s belief that a position can or cannot be sustained upon examination based on subsequent information or potential lapse of the applicable statute of limitation for certain tax positions. The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions and has open tax years and ongoing tax examinations in major jurisdictions for the years ending December 31, 2007 through 2010.

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

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, $.001 par value per share. The Board of Directors has the authority, without any further vote or action by the Company’s shareholders, to issue preferred stock in one or more series and to fix the number of shares, designations, relative rights (including voting rights), preferences, and limitations of those series to the full extent now or hereafter permitted by Florida law. The Company did not have any outstanding shares of preferred stock at December 31, 2011 or 2010.

The Company is authorized to issue 50,000 shares of Series A Junior Participating Preferred Stock, $.001 par value per share. The Board of Directors has the authority, by resolution, to increase or decrease the number of shares, except that a decrease will not reduce the number of shares of the Series A Junior Participating Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance on the exercise of options, rights or warrants or upon the conversion of any outstanding securities issued by the Company convertible into Series A Junior Participating Preferred Stock. The Company did not have any outstanding shares of preferred stock at December 31, 2011 or 2010. The Series A Junior Participating Preferred Stock was authorized in connection with the Rights Plan described below.

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

The 1995 Stock Option Plan

The 1995 Stock Option Plan was designed to provide employees with incentive or non-qualified options to purchase up to 700,000 shares of common stock. The options vest ratably over four to five years from the date of grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement or termination of employment. As of December 31, 2011 and 2010, options to purchase 10,500 shares of Company stock were outstanding under this Plan. The 1995 Stock Option Plan terminated on December 21, 2005, although that termination does not adversely affect any options outstanding under the Plan.

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

As of March 2006, the equity component of the director compensation plan was restructured, so that each non-employee director received after that date an annual grant of options to purchase 7,500 shares of common stock as of the date of each Annual Shareholder Meeting. All options vest ratably over a three-year term and have an exercise price equal to the fair market value of the common stock on the date of grant. As of December 31, 2011 and 2010, options to purchase 60,000 and 70,000 shares, respectively, were outstanding under this plan. The 1996 Non-Employee Director Plan terminated on July 14, 2006, although that termination does not adversely affect any options outstanding under the Plan.

The 1998 Stock Option Plan

As amended on May 16, 2001, the 1998 Stock Option Plan is designed to provide employees with incentive or non-qualified options to purchase up to 600,000 shares of common stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. As of December 31, 2011 and 2010, options to purchase 242,000 and 268,000 shares, respectively, were outstanding under this Plan. The 1998 Stock Option Plan terminated on February 17, 2008, although that termination does not adversely affect any options outstanding under the Plan.

The 2004 Stock Compensation Plan

The 2004 Stock Compensation Plan is designed to further the interests of the Company and its shareholders by providing incentives in the form of incentive or non-qualified stock options or restricted stock grants to key employees and non-employee directors who contribute materially to the success and profitability of the Company. Under this Plan, restricted stock grants are not considered outstanding options upon grant but are considered issued and outstanding stock. Any forfeited restricted stock awards are considered available for grant. Except for annual grants to non-employee directors described below, the equity awards typically vest ratably over five years from the date of the grant. Each non-employee director of the Company receives an annual award of options to purchase 7,500 shares of common stock as of the date of the Annual Shareholder Meeting. Under each grant agreement, the options vest ratably over a three-year period and have an exercise price equal to the fair market value of the common stock on the date of grant. All outstanding grants vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. At the Company’s Annual Meeting of Shareholders on May 24, 2007, the shareholders approved an amendment to the 2004 Stock Compensation Plan to authorize an additional 500,000 shares under the Plan. As of December 31, 2011 and 2010, options to purchase 917,950 and 908,700 shares respectively, were outstanding, and 4,100 and 30,800 options, respectively, were available to be granted as options or restricted stock under this Plan.

The 2009 Stock Compensation Plan

The 2009 Stock Compensation Plan is designed to further the interests of the Company and its shareholders by providing incentives in the form of incentive or non-qualified stock options or restricted stock grants to key employees and non-employee directors who contribute materially to the success and profitability of the Company. Under this Plan, restricted stock grants are not considered outstanding options upon grant but are considered issued and outstanding stock. Any forfeited restricted stock awards are considered to be available for grant. Except for annual grants to non-employee directors described above, the equity awards typically vest ratably over five years from the date of the grant. All outstanding grants vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. At the Company’s Annual Meeting of Shareholders on May 21, 2009, the shareholders approved the 2009 Stock Compensation Plan and authorized 600,000 shares available for grant under the Plan. As of December 31, 2011 and 2010 options to purchase 81,000 and 0 shares, respectively, were outstanding and 519,000 and 600,000 shares, respectively, were available to be granted as options or restricted stock under this Plan.

Summary Stock Option Information

The fair value of each option grant through June 30, 2011, is estimated on the date of grant using a Binomial options-pricing model. The Company’s stock-based compensation expense model uses graded vesting, with shares being earned per day under the accrual method. In addition, the Company estimates forfeitures on the date of grant. The following weighted-average assumptions were used for grants in the years ended December 31, 2011, 2010 and 2009, respectively; no dividend yield for all years; expected volatility of 99%, 103% and 108%; risk-free interest rates of approximately 3.2%, 2.9%, and 3.5%; and expected lives of 8.0, 7.6, and 7.2 years. The weighted average fair value of options granted during the years ended December 31, 2011, 2010 and 2009 were $4.48, $2.69, and $1.03, respectively.

A summary of the status of the Company’s stock option plans and other stock options granted as of December 31, 2011, 2010 and 2009 and changes during the years ended on those dates is presented below:

	Options	Weighted Average Exercise Price
Outstanding as of January 1, 2009	1,106,400	$6.18

Granted	328,350	$1.21
Exercised	—	—
Forfeited	(229,100)	$8.17

Outstanding as of December 31, 2009	1,205,650	$4.45

Granted	359,850	$3.08
Exercised	(2,700)	$0.93
Forfeited	(155,600)	$4.44

Outstanding as of December 31, 2010	1,407,200	$4.11

Granted	96,650	$5.21
Exercised	(450)	$1.29
Forfeited	(41,950)	$15.08

Outstanding as of December 31, 2011	1,461,450	$3.87

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2011:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price

All Outstanding Options
$ 0.93 – $ 2.09	291,950	7.3	$1.22
2.10 – 3.58	289,000	7.9	$2.71
3.59 – 4.45	212,850	7.2	$4.04
4.46 – 4.63	323,000	5.6	$4.53
4.64 – 16.23	344,650	4.9	$6.36

	1,461,450		$3.87

Exercisable Options
$ 0.93 – $ 2.09	138,173	7.3	$1.25
2.10 – 3.58	83,900	7.5	$2.81
3.59 – 4.45	124,170	6.1	$4.12
4.46 – 4.63	291,400	5.6	$4.52
4.64 – 16.23	238,600	3.2	$6.86

	876,243		$4.42

As of December 31, 2010 and December 31, 2009, there were 651,936 and 521,200 exercisable options outstanding at weighted average exercise prices of $5.61 and $6.46, respectively.

The following table summarizes option grant activity from January 1, 2011 through December 31, 2011:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at January 1, 2011	630,800	1,407,200	$4.11	7.09
Options expired	350	(35,950)	$17.12
Options and restricted stock granted	(113,650)	96,650	$5.21
Options and restricted stock forfeited	5,600	(6,000)	$2.88
Options exercised	—	(450)	$1.29

Balance at December 31, 2011	523,100	1,461,450	$3.87	6.46

Options exercisable at December 31, 2011	—	876,243	$4.42	5.47

*	Options expired and forfeited are included in the shares available for grant, but do not include options that had expired or were forfeited during 2011 under terminated plans.

The weighted-average grant date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $4.48, $2.69 and $1.03, respectively. For the years ended December 31, 2011 and 2010, the total intrinsic value of options exercised was less than $1,700 and $5,000, respectively. There were no options exercised during the year ended December 31, 2009. As of December 31, 2011, there was $614,000 of unrecognized compensation cost related to non-vested options that is expected to be recognized over a weighted average period of 2.1 years. The total fair value of options and restricted stock vested during the years ended December 31, 2011 and 2010 was $633,000 and $636,000, respectively. The total fair value of options vested during the year ended December 31, 2011 that were issued prior to adoption of ASC 718 was $0. The aggregate intrinsic value of options fully vested at December 31, 2011 was $550,000. The aggregate intrinsic value of options outstanding at December 31, 2011 and expected to vest was $1.3 million.

The Company consistently used a binomial model for estimating the fair value of options granted in the years ended December 31, 2010 and 2009, and during the six months ended June 30, 2011. As noted above, as of July 1, 2011, the Company converted to a new equity compensation administration and reporting platform, and converted to the Black-Scholes valuation model from a binomial (Lattice) model. The Company used historical data to estimate the option exercise and employee departure behavior used in the valuation models. Forfeitures are estimated on the date of grant and shares vest on a graded schedule, with shares being earned per day under the accrual method. The expected term of options granted is derived from the output of the option pricing model used and represents the period of time that options granted are expected to be outstanding. The risk-free rates are based on the U.S. Treasury stripped coupon interest in effect at the date of grant based on the expected term of the option granted. Expected volatility is based on historical volatility of the Company’s stock.

Following are the weighted-average and range assumptions, where applicable, used for each respective period:

Twelve Months Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	(Binomial/Black- Scholes)	(Binomial)	(Binomial)
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.34 to 3.55%	0.47 to 4.08%	1.10 to 3.96%
Weighted-average expected volatility	99.09%	103.34%	108.32%
Expected term	2.5 to 9.0 years	2.5 to 8.9 years	2.5 to 8.8 years
Forfeiture rate	0.51 to 81.79%	0.52 to 28.01%	0.59 to 28.01%
Respective service period	3 to 5 years	3 to 5 years	3 to 5 years

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

In February 2011, the Company granted 17,000 shares of restricted stock with a fair value of approximately $101,000 to a key employee pursuant to the 2004 Stock Compensation Plan. The shares vest ratably over five years.

The Company recorded $23,000, $62,000 and $83,000 in compensation expense related to the restricted stock that vested during the years ended December 31, 2011, 2010, and 2009, respectively. As of December 31, 2011, there was approximately $83,000 of total unrecognized compensation cost related to restricted stock awards granted under the Plan, which is expected to be recognized over a period of 4.08 years.

The Company received proceeds of less than $1,000 and $2,500 from stock option exercises under all stock-based payment arrangements for the years ended December 31, 2011 and 2010, respectively. The Company did not receive any proceeds from stock option exercises under all share-based payment arrangements for the year ended December 31, 2009 because no exercises were made during that year. There were no capitalized stock-based compensation costs at December 31, 2011.

NOTE K – LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Years ended December 31,
	2011	2010	2009
	(in 000’s except per share data)
Basic
Numerator:
Loss available for common shareholders	$(1,577)	$(1,560)	$(3,776)

Denominator:
Weighted average shares outstanding	6,467	6,450	6,464

Loss per common share – basic	$(0.24)	$(0.24)	$(0.58)

Diluted
Numerator:
Net loss	$(1,577)	$(1,560)	$(3,776)

Denominator:
Weighted average shares outstanding	6,467	6,450	6,464
Effect of dilutive securities:
Employee stock options	—	—	—

Weighted average shares outstanding – Diluted	6,467	6,450	6,464

Loss per common share – diluted	$(0.24)	$(0.24)	$(0.58)

Options to purchase 607,543, 1,043,779 and 1,161,710 shares of common stock for the years ended December 31, 2011, 2010 and 2009, respectively, were not included in the computation of diluted earnings per common share, because the assumed proceeds per share were greater than the average market price, and therefore, were anti-dilutive. The dilutive effect of 200,742, 322,229 and 15,633 options with assumed proceeds per share less than the average market price, were not included for the years ended December 31, 2011, 2010 and 2009, respectively, because the effect would be anti-dilutive due to the Company’s net loss for those periods.

NOTE L – LEASE AGREEMENT

Effective March 1, 2007, the Company entered into an agreement to lease to a third party a portion of its corporate headquarters under the terms of a non-cancelable operating lease. The lease calls for an initial term of five (5) years with a tenant option to renew for one extension period of five years. The lease agreement provides for escalating rental payments over its term. Under the agreement, the tenant pays an allocated share of the increase over the base year of certain costs, including utilities, maintenance costs and property taxes. The lease will expire in March 2012. During 2012, the Company expects to receive future minimum lease payments of approximately $97,000.

Rental income, which is included in other income in the statements of operations, was approximately $361,000 for each of the years ended December 31, 2011, 2010 and 2009.

NOTE M – SRI SURGICAL 401(k) PLAN

The Company sponsors the SRI SURGICAL/Surgical Express, Inc. 401(k) Plan (the “Plan”), a defined contribution plan established under Section 401(k) of the U.S. Internal Revenue Code. Employees are eligible to contribute voluntarily to the Plan after six months of continued service, satisfying 1,000 hours of service and attaining age 21. In addition to the employees’ contributions, at its discretion, the Company may contribute 50% of the first 4% of the employee’s contribution. The Plan allows for employee elective contributions up to an amount equivalent to 15% of salary. Employees are always vested in their contributed balance and vest ratably in the Company’s contribution over three years. For the years ended December 31, 2011, 2010, and 2009, the Company’s expense related to the Plan was approximately $327,000, $319,000, and $303,000, respectively.

NOTE N – RELATED PARTY TRANSACTIONS

The Company purchases a portion of its reusable surgical products from Standard Textile. Standard Textile is a shareholder of the Company. During the years ended December 31, 2011, 2010, and 2009, the Company purchased products in the amounts of $3.3 million, $4.1 million, and $4.8 million, respectively, from Standard Textile.

During the year ended December 31, 2009, the Company paid approximately $93,000 in consulting fees to a director and shareholder of the Company for assistance with managing the facilities operations while the Company searched for a new operations leader.

NOTE O – SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following selected unaudited quarterly information is being disclosed in accordance with Regulation S-K (Item 302):

	Quarters Ended
	Mar. 31, 2011	Jun. 30, 2011	Sep. 30, 2011	Dec. 31, 2011
	(In thousands, except per share data)
Revenues	$27,330	$26,781	$26,430	$27,038
Gross profit	$5,909	$5,517	$5,877	$6,225
Net income (loss)	$(490)	$(810)	$(534)	$257
Basic income (loss) per share	$(0.08)	$(0.13)	$(0.08)	$0.04
Diluted income (loss) per share	$(0.08)	$(0.13)	$(0.08)	$0.04

	Quarters Ended
	Mar. 31, 2010	Jun. 30, 2010	Sep. 30, 2010	Dec. 31, 2010
	(In thousands, except per share data)

Revenues	$24,611	$25,047	$24,824	$26,382
Gross profit	$4,932	$5,840	$5,718	$6,278
Net income (loss)	$(1,533)	$(313)	$21	$265
Basic income (loss) per share	$(0.24)	$(0.05)	$0.00	$0.04
Diluted income (loss) per share	$(0.24)	$(0.05)	$0.00	$0.04

In 2011, the sum of quarterly basic and diluted per share amounts do not equal full year basic and diluted per share amounts due to rounding.

NOTE P – THIRD QUARTER 2009 ADJUSTMENTS

Reusable Surgical Product Loss and Accrued Liabilities

As disclosed in the Company’s third quarter 2009 Form 10-Q, as part of the Company’s effort to reduce its loss and scrap costs, the Company performed additional operational reviews of its reusable surgical products usage during the third quarter ended September 30, 2009, resulting in identification of additional losses that were not known at January 1, 2009. Additionally, account analyses were conducted on accrued liability accounts resulting in identification of costs recognized in periods prior to January 1, 2009, for which a liability did not exist. The amount of the adjustments related to periods prior to January 1, 2009 that were recognized in the three month period ended September 30, 2009 resulted in an increase in cost of revenues and a decrease in selling and administrative expenses totaling approximately $591,000 and $82,000, respectively. During the three months ended September 30, 2009, the Company also recognized, in cost of revenues, reusable surgical product losses of $181,000, for costs incurred during the six months ended June 30, 2009. There was no income tax effects related to these adjustments.

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

The Company reviewed the effect of the above errors on prior periods and determined that (a) the errors did not materially affect the financial statements of prior periods (which errors date back to 2005); and (b) the errors did not have a material effect on the financial statements for the first or second quarters of 2009. Because the Company also concluded that the amounts were not material to the year ending December 31, 2009, the Company recorded the adjustments during the quarter ended September 30, 2009.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

SRI/SURGICAL EXPRESS, INC.

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs / Reductions	Balance at end of Period
Allowance for doubtful accounts:
Year ended December 31, 2009	$106,000	$74,000	$(56,000)	$124,000
Year ended December 31, 2010	124,000	25,000	(27,000)	122,000
Year ended December 31, 2011	122,000	36,000	(30,000)	128,000

Reserve for shrinkage, obsolescence, and scrap: reusable surgical products
Year ended December 31, 2009	$1,387,000	$3,155,000	$(3,329,000)	$1,213,000
Year ended December 31, 2010	1,213,000	1,330,000	(1,403,000)	1,140,000
Year ended December 31, 2011	1,140,000	1,348,000	(1,230,000)	1,258,000

Reserve for shrinkage and obsolescence: disposable products
Year ended December 31, 2009	$314,000	$145,000	$(96,000)	$362,000
Year ended December 31, 2010	362,000	—	(250,000)	112,000
Year ended December 31, 2011	112,000	109,000	(110,000)	111,000

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this assessment under the framework in Internal Control – Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

We previously disclosed that we received in November 2010 an unsolicited expression of interest to purchase the Company. In response to this expression of interest, our Board of Directors engaged McColl Partners, an investment banking firm, as its financial advisor, and pursued discussions with the interested party and other potentially interested parties that were identified by its financial advisor. At the conclusion of this process, and in reliance on advice from its legal counsel and financial advisor, our Board of Directors unanimously determined that, in light of the Company’s value and prospects, our shareholders would be best served by our continuing to pursue our current strategic plan and not further pursuing acquisition discussions at that time.

As previously disclosed in September 2011, we announced that our Board of Directors initiated a process to explore and evaluate strategic alternatives for the Company, which may include a possible strategic alliance, merger or sale. The process is on going and a strategic alternative, if any, has not been decided at this time. See Item 1A. “Risk Factors – The effects and results of our exploration and evaluation of strategic alternatives is uncertain”

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item concerning our executive officers and directors is incorporated by reference to the information set forth under the captions “Proposal No. 1: Election of Directors,” “Executive Officer Compensation,” “Security Ownership of Directors, Officers and Principal Shareholders” and “Corporate Governance” in our Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the information set forth under the caption “Executive Officer Compensation” and “Director Compensation” in our Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth under the caption “Security Ownership of Directors, Officers and Principal Shareholders” and “Executive Officer Compensation” in our Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” and “Corporate Governance” in our Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth under the caption “Ratification of Appointment of Independent Auditors – Fees Paid to Independent Auditors” in our Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)    1. The following Financial Statements of the Registrant are included in Part II, Item 8, Page 20:

        2. Financial Statement Schedules of the Registrant: See (c) below.

(b)	Exhibits: See Exhibit Index

(c)	Financial Statements Schedule: The valuation and qualifying accounts schedule is provided and all other financial statement schedules are omitted because of the absence of conditions requiring them.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996).

3.2	First Amendment to Restated Articles of Incorporation dated as of August 31, 1998, of the Company (incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K dated August 31, 1998 filed by the Registrant on September 9, 1998).

3.3	Second Articles of Amendment to Restated Articles of Incorporation dated as of November 5, 2010 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on November 5, 2010).

3.4	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.3 to the Annual Report on Form 10-K for the 2006 year filed by the Registrant on March 23, 2007).

4.1	Trust Indenture dated as of February 1, 1999, between First Union National Bank and the Industrial Development Board of Hamilton County, Tennessee (incorporated herein by reference to Exhibit 4.2 to the Annual Report on Form 10-K for the 1998 year filed by the Registrant on March 23, 1999).

4.2	Trust Indenture dated as of June 1, 1999, between First Union National Bank and First Security Bank, National Association (incorporated herein by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the 1999 third quarter filed by the Registrant on November 12, 1999).

4.3	Rights Agreement dated as of November 5, 2010 between the Company and Registrar and Transfer Company, as rights agent, which includes as Exhibit B the Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on November 5, 2010).

10.1*	1995 Stock Option Plan, as amended, of the Company (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996).

10.2*	Form of Stock Option Agreement between the Company and participants under the 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996).

Exhibit Number	Exhibit Description
10.3	Texas Industrial Net Lease dated March 19, 1992, between the Trustees of the Estate of James Campbell, Deceased, and Amsco SRI/Surgical Express, Inc., as assigned to the Company (incorporated herein by reference to Exhibit 10.18 to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996).

10.4	Lease dated March 30, 1992, between Walter D’Aloisio and Amsco SRI/Surgical Express, Inc., as assigned to the Company (incorporated herein by reference to Exhibit 10.19 to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996).

10.5	Standard Industrial Lease – Multi-Tenant (American Industrial Real Estate Association) dated February 24, 1992, between Borstein Enterprises and Amsco SRI/Surgical Express, Inc., as assigned to the Company (incorporated herein by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996).

10.6	Carolina Central Industrial Center Lease dated April 22, 1992, between Industrial Development Associates and Amsco SRI/Surgical Express, Inc., as assigned to the Company (incorporated herein by reference to Exhibit 10.21 to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996).

10.7	Lease Agreement dated September 2, 1993, between Price Pioneer Company, Ltd., and AmscoSRI/Surgical Express, Inc., as assigned to the Company (incorporated herein by reference to Exhibit 10.22 to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996).

10.8	Service Center Lease dated December 4, 1991, between QP One Corporation and Amsco SRI/Surgical Express, Inc., as assigned to the Company (incorporated herein by reference to Exhibit 10.23 to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996).

10.9*	1996 Non-Employee Director Stock Option Plan of the Company (incorporated herein by reference to Exhibit 10.29 to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996).

10.10*	Amendments No. 2 and 3 to the 1995 Stock Option Plan of the Company (incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the 1996 year filed by the Registrant on March 24, 1997).

10.11	Corporate Service Agreement dated October 21, 1997, between Standard Textile Co., Inc. and the Company (incorporated herein by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the 1997 year filed by the Registrant on March 30, 1998).

10.12*	1998 Stock Option Plan of the Company (incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the 1997 year filed by the Registrant on March 30, 1998).

10.13	Lease Agreement dated as of June 15, 1999, between the Company and ProLogis Limited Partnership IV (incorporated herein by reference to Exhibit 10.32 to the Quarterly Report on Form 10-Q for the 1999 third quarter filed by the Registrant on November 12, 1999).

10.14	Lease Agreement dated as of June 10, 1999, between the Company and Riggs & Company, a division of Riggs Bank, N.A., as Trustee of the Multi-Employer Property Trust, a trust organized under 12 C.F.R. Section 9.18 (incorporated by reference to the Annual Report on Form 10-K for the 1999 year filed by the Registrant on March 30, 2000).

10.15	Purchasing Agreement dated as of May 1, 2001, between the Company and HealthTrust Purchasing Group, L.P. (incorporated herein by reference to Exhibit 10.46 to the Quarterly Report on Form 10-Q for the 2001 second quarter filed by the Registrant on July 26, 2001).

10.16*	Form of stock option agreement between the Company and non-employee directors (incorporated herein by reference to Exhibit 10.47 to the Annual Report on Form 10-K for the 2001 year filed by the Registrant on April 1, 2002).

Exhibit Number	Exhibit Description
10.17	Joint Marketing Agreement dated as of March 1, 2003 between the Company and Aesculap, Inc. (incorporated herein by reference to Exhibit 10.54 to the Quarterly Report on Form 10-Q for the 2003 first quarter filed by the Registrant on May 14, 2003).

10.18*	2004 Stock Compensation Plan of the Company (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by the Registrant on March 28, 2005).

10.19*	Employment Agreement dated as of July 1, 2005, between Wallace D. Ruiz and the Company (incorporated herein by reference to Exhibit 99.4 to the Current Report on Form 8-K filed by the Registrant on June 24, 2005).

10.20*	Notice of Restricted Stock Grant and Stock Restriction Agreement (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the Registrant on February 3, 2006).

10.21*	Amendment No. 1 to 1998 Stock Option Plan of the Company (as Amended and Restated as of June 17, 2005) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the 2006 first quarter filed by the Registrant on May 9, 2006).

10.22*	Amendment No. 1 to 2004 Stock Compensation Plan of the Company (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the 2006 first quarter filed by the Registrant on May 9, 2006).

10.23*	Letter Agreement dated as of March 22, 2006, between Wayne R. Peterson and the Company (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the 2006 first quarter filed by the Registrant on May 9, 2006).

10.24*	Retention Agreement dated as of February 2, 2005, between D. Jon McGuire and the Company (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 5, 2007).

10.25*	Employment Agreement dated as of December 31, 2007, between Gerald Woodard and the Company (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on January 7, 2008).

10.26*	Restricted Stock Grant Agreement dated as of February 6, 2008, between Gerald Woodard and the Company (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 7, 2008).

10.27*	Stock Option Agreement dated as of February 6, 2008, between Gerald Woodard and the Company (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 7, 2008).

10.28*	First Amendment to Retention Agreement dated November 4, 2008 between D. Jon McGuire and the Company (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the 2008 third quarter filed by the Registrant on November 4, 2008).

10.29*	First Amendment to Retention Agreement dated December 23, 2008 between Gerald Woodard and the Company (incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the 2008 fiscal year filed by the Registrant on March 10, 2009).

10.30*	First Amendment to Retention Agreement dated December 24, 2008 between Wallace D. Ruiz and the Company (incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the 2008 fiscal year filed by the Registrant on March 10, 2009).

10.31**	Supply and Co-Marketing Agreement dated November 26, 2008 between Cardinal Health 200, Inc. and the Company(incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the 2008 fiscal year filed by the Registrant on March 10, 2009).

Exhibit Number	Exhibit Description
10.32	Loan and Security Agreement dated August 7, 2008, between the Company and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the 2008 second quarter filed by the Registrant on August 13, 2008).

10.33	Revolving Loan Note dated August 7, 2008, executed by the Company in favor of Bank of America, N.A. (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the 2008 second quarter filed by the Registrant on August 13, 2008).

10.34	Term Loan Note dated August 7, 2008, executed by the Company in favor of Bank of America, N.A. (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the 2008 second quarter filed by the Registrant on August 13, 2008).

10.35	Waiver and Amendment No. 1 to Loan and Security Agreement dated November 13, 2009, between the Company and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the 2009 third quarter filed by the Registrant on November 16, 2009).

10.36**	Amended and Restated Co-Marketing Agreement dated February 1, 2010 between Cardinal Health 200, LLC, formerly known as Cardinal Health 200, Inc., and the Company.

10.37**	National Brand Distribution Agreement dated June 15, 2009 between Cardinal Health 200, Inc. and the Company.

10.38*	Retention Agreement dated as of December 23, 2009, between Mark R. Faris and the Company (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 23, 2009).

10.39	Waiver and Amendment No. 2 to Loan and Security Agreement dated March 30, 2010, between the Company and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.39 to the Annual Report on Form 10-K for the 2010 fiscal year filed by the Registrant on March 31, 2010)

10.40	Amended and Restated Loan and Security Agreement dated August 4, 2011 between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company on August 8, 2011)

10.41	Amended and Restated Revolving Note executed by the Company in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Company on August 8, 2011)

10.42	First Amendment to Term Note executed by the Company in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Company on August 8, 2011)

10.43	Second Amendment to Employment Agreement dated as of September 19, 2011, between the Company and Gerald Woodard (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 23, 2011).

10.44	First Amendment to the Retention Agreement dated as of September 19, 2011, between the Company and Mark Faris (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on September 23, 2011).

10.45	First Amendment to the Retention Agreement dated as of September 19, 2011, between the Company and William Braun (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on September 23, 2011).

10.46	Third Amendment to the Retention Agreement dated as of September 19, 2011, between the Company and David J. McGuire (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on September 23, 2011).

Exhibit Number	Exhibit Description
10.47	Amendment No. 1 to Amended and Restated Loan and Security Agreement dated February 28, 2012 between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 2, 2012).

10.48	2009 Stock Compensation Plan of the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on May 28, 2009).

23.1	Consent of Grant Thornton LLP.

31.1	Certification by the Chief Executive Officer (CEO) of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer (CFO) of the Company under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the CEO of the Company under Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission.)

32.2	Certification by the CFO of the Company under Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission.)

Exhibit 101.1 Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculated Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.

**	Certain parts of this exhibit have not been disclosed and have been filed separately with the Secretary of the Securities and Exchange Commission, and are subject to a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

SRI/SURGICAL EXPRESS, INC.

BY:	/s/ GERALD WOODARD	BY:	/s/ MARK R. FARIS
	Gerald Woodard, Chief Executive Officer		Mark R. Faris, Vice President & Chief Financial Officer

Dated: March 26, 2012

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ CHARLES W. FEDERICO Charles W. Federico	Chairman and Director	March 26, 2012

/s/ GERALD WOODARD Gerald Woodard	Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2012

/s/ MARK R. FARIS Mark R. Faris	Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2012

/s/ JAMES T. BOOSALES James T. Boosales	Director	March 26, 2012

/s/ JAMES M. EMANUEL James M. Emanuel	Director	March 26, 2012

/s/ CHARLES T. ORSATTI Charles T. Orsatti	Director	March 26, 2012

/s/ WAYNE R. PETERSON Wayne R. Peterson	Director	March 26, 2012

/s/ MICHAEL D. ISRAEL Michael D. Israel	Director	March 26, 2012