Form 10-Q
period 2012-03-31
SRI SURGICAL EXPRESS INC
filed 2012-05-07
CIK 1014041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Number of outstanding shares of each class of registrant’s common stock as of May 1, 2012:

Common Stock, par value $.001 – 6,503,128

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SRI/SURGICAL EXPRESS, INC.

BALANCE SHEETS

(In thousands)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$1,228	$1,862
Accounts receivable, net	13,635	13,569
Inventories, net	5,087	4,357
Prepaid expenses and other assets	1,884	1,781
Reusable surgical products, net	18,421	18,619
Property, plant and equipment, net	23,579	24,053

Total assets	$63,834	$64,241

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable	$9,526	$9,320
Accounts payable	9,052	9,156
Employee-related accrued expenses	1,280	1,558
Other accrued expenses	2,838	2,640
Mortgage payable	3,512	3,565

Total liabilities	26,208	26,239

Shareholders’ equity:
Preferred stock-authorized 5,000,000 shares of $0.001 par value; no shares issued and outstanding at March 31, 2012 and December 31, 2011.	—	—
Common stock-authorized 30,000,000 shares of $0.001 par value; issued and outstanding 6,503,128 shares both at March 31, 2012 and December 31, 2011.	7	7
Additional paid-in capital	34,424	34,298
Retained earnings	3,195	3,697

Total shareholders’ equity	37,626	38,002

Total liabilities and shareholders’ equity	$63,834	$64,241

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues	$27,065	$27,330
Cost of revenues	20,801	21,421

Gross profit	6,264	5,909

Distribution expenses	2,363	2,136
Selling and administrative expenses	4,290	4,170

Loss from operations	(389)	(397)

Interest expense	182	165
Other income	(90)	(91)

Loss before income taxes	(481)	(471)

Income tax expense	21	19

Net loss	$(502)	$(490)

Loss per share:
Basic	$(0.08)	$(0.08)

Diluted	$(0.08)	$(0.08)

Weighted average common shares outstanding:
Basic	6,488	6,460

Diluted	6,488	6,460

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(502)	$(490)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	776	800
Amortization of reusable surgical products	1,333	1,492
Stock-based compensation expense	126	167
Provision for doubtful accounts	9	9
Provision for slow moving inventory	21	44
Provision for slow moving reusable surgical products and shrinkage	368	551
Change in operating assets and liabilities:
Increase in accounts receivable	(75)	(1,479)
(Increase) decrease in inventories	(751)	61
(Increase) decrease in prepaid expenses and other assets	(103)	335
Decrease in accounts payable	(104)	(405)
Decrease in employee-related and other accrued expenses	(80)	(65)

Net cash provided by operating activities	1,018	1,020

Cash flows from investing activities:
Purchases of property, plant and equipment	(302)	(497)
Purchases of reusable surgical products	(1,503)	(2,327)

Net cash used in investing activities	(1,805)	(2,824)

Cash flows from financing activities:
Borrowings on notes payable	30,281	29,796
Repayments on notes payable	(30,075)	(34,728)
Proceeds from reissuance of bonds	—	6,045
Repayments on mortgage payable	(53)	(53)
Proceeds from exercise of stock options	—	1

Net cash provided by financing activities	153	1,061

Decrease in cash and cash equivalents	(634)	(743)
Cash and cash equivalents at beginning of period	1,862	1,327

Cash and cash equivalents at end of period	$1,228	$584

Supplemental cash flow information:
Cash paid for interest	$173	$117

Cash paid for income taxes	$18	$38

The accompanying notes are an integral part of these financial statements.

SRI/SURGICAL EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements of SRI/Surgical Express, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they omit or condense footnotes and certain other information normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the financial information for the interim periods reported have been made. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2011, filed with the SEC. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2012.

The Company presents an unclassified balance sheet as a result of the extended amortization period (predominantly three to six years) of its reusable surgical products. The Company provides reusable surgical products to its customers on a per use basis similar to a rental arrangement.

The Company operates on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited financial statements are reflected as of March 31, 2012 and 2011 for presentation purposes only. The actual end of each period was April 1, 2012 and April 3, 2011, respectively. There are 13 weeks included for each of the three month periods ended March 31, 2012 and 2011.

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

Accounts Receivable, net

The Company has accounts receivable from hospitals and surgery centers. The Company does not believe that there is sufficient credit risk associated with those receivables to require a form of collateral from its customers. The allowance for doubtful accounts at March 31, 2012 and December 31, 2011, was $124,000 and $128,000, respectively. The allowance for doubtful accounts relates to accounts receivable not expected to be collected and is based on management’s assessment of specific customer balances, the overall aging of the balances, and the financial stability of the customers.

Inventories, net

Inventories consist of raw materials, principally consumables, supplies, and disposable surgical products and finished goods consisting of assembled packs of various combinations of raw materials and disposable accessory packs purchased from third parties. Inventories are valued at the lower of cost or market, with cost being determined on the first-in, first-out method.

As of March 31, 2012 and December 31, 2011, inventory consists of the following:

	March 31, 2012	December 31, 2011
	(in 000’s)
Raw materials	$2,557	$1,710
Finished goods	2,662	2,758

	5,219	4,468
Less: Inventory reserve	(132)	(111)

	$5,087	$4,357

Reusable Surgical Products, net

The Company’s reusable surgical products, consisting principally of linens (gowns, towels, drapes), basins (stainless steel medicine cups, carafes, trays, basins), and owned surgical instruments, are stated at cost. Amortization of linens is computed on a basis similar to the units of production method. Estimated useful lives for each product are based on the estimated total number of available uses for each product. The expected total available usage for its linen products using the three principal fabrics (accounting for approximately 76% of the reusable surgical products) is 75, 100, and 125 uses, based on several factors, including the Company’s actual historical experience with these products. The Company believes radio frequency identification (“RFID”) technology enables it to evaluate the useful lives of linen products more efficiently. Basins are amortized on a straight-line basis over their estimated useful life, up to 20 years. Owned surgical instruments are amortized straight-line over a period of four years. Accumulated amortization as of March 31, 2012 and December 31, 2011, was approximately $17.9 million and $16.9 million, respectively.

As of March 31, 2012, and December 31, 2011, the Company had reserves for shrinkage, obsolescence, and scrap related to reusable surgical products of approximately $1.3 million at the end of each period.

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

Stock-based compensation expense was $126,000 for the three months ended March 31, 2012, which contributed a $0.02 increase in basic and diluted loss per share. Stock-based compensation expense was $167,000, for the three months ended March 31, 2011, which contributed a $0.03 increase in basic and diluted loss per share.

The Company did not receive any proceeds from stock option exercises under any share-based payment arrangements for the three months ended March 31, 2012, because there were no exercises during that period. The proceeds from stock option exercises under all stock-based payment arrangements for the three months ended March 31, 2011 were less than $1,000. There were no stock-based compensation costs capitalized at March 31, 2012 or 2011.

Stock Compensation Plans

The 1995 Stock Option Plan

The 1995 Stock Option Plan was designed to provide employees with incentive or non-qualified options to purchase up to 700,000 shares of common stock. The options vest ratably over four to five years from the date of grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement or termination of employment. As of March 31, 2012 and December 31, 2011, options to purchase 10,500 shares of Company stock were outstanding under this Plan. The 1995 Stock Option Plan terminated on December 21, 2005, although that termination does not adversely affect any options outstanding under the Plan.

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

As of March 2006, the equity component of the director compensation plan was restructured, so that each non-employee director receives an annual grant of options, from the 2004 Stock Compensation Plan described below, to purchase 7,500 shares of common stock as of the date of each annual shareholder meeting. As of March 31, 2012 and December 31, 2011, options to purchase 60,000 shares of Company stock were outstanding under the 1996 Non-Employee Director Plan. The 1996 Non-Employee Director Plan terminated on July 14, 2006, although that termination does not adversely affect any options outstanding under the Plan.

The 1998 Stock Option Plan

As amended on May 16, 2001, the 1998 Stock Option Plan was designed to provide employees with incentive or non-qualified options to purchase up to 600,000 shares of common stock. The options vest ratably over four to five years from the date of the grant. All outstanding options vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. As of March 31, 2012 and December 31, 2011, options to purchase 222,000 and 242,000 shares, respectively, were outstanding under the 1998 Stock Option Plan. The 1998 Stock Option Plan terminated on February 17, 2008, although that termination does not adversely affect any options outstanding under the Plan.

The 2004 Stock Compensation Plan

The 2004 Stock Compensation Plan is designed to further the interests of the Company and its shareholders by providing incentives in the form of incentive or non-qualified stock options or restricted stock grants to key employees and non-employee directors who contribute materially to the success and profitability of the Company. Under this Plan, restricted stock grants are not considered outstanding options upon grant but are considered issued and outstanding stock. Any forfeited restricted stock awards are considered available for grant. Except for annual grants to non-employee directors described below, the equity awards typically vest ratably over five years from the date of grant. Each non-employee director of the Company receives an annual award of options to purchase 7,500 shares of common stock as of the date of the annual shareholder meeting. Under each grant agreement, the options vest ratably over a three-year period and have an exercise price equal to the fair market value of the common stock on the date of grant. All outstanding grants vest upon a change in control of the Company. Options granted under this Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. At the Company’s annual meeting of shareholders on May 24, 2007, the shareholders approved an amendment to the 2004 stock compensation plan to authorize an additional 500,000 shares under the Plan. As of March 31, 2012 and December 31, 2011, options to purchase 914,900 and 917,950 shares, respectively, were outstanding, and 7,150 and 4,100 shares, respectively, were available for grant as options or restricted stock under this Plan.

The 2009 Stock Compensation Plan

The 2009 Stock Compensation Plan is designed to further the interests of the Company and its shareholders by providing incentives in the form of incentive or non-qualified stock options or restricted stock grants to key employees and non-employee directors who contribute materially to the success and profitability of the Company. Under this Plan, restricted stock grants are not considered outstanding options upon grant but are considered issued and outstanding stock. Any forfeited restricted stock awards are considered available for grant. Except for annual grants to non-employee directors described above, the equity awards typically vest ratably over five years from the date of the grant. All outstanding grants vest upon a change in control of the Company. Options granted under this

Plan expire no later than ten years after the date granted or sooner in the event of death, disability, retirement, or termination of employment. At the Company’s annual meeting of shareholders on May 21, 2009, the shareholders approved the 2009 Stock Compensation Plan and authorized 600,000 shares available for grant under the Plan. As of March 31, 2012 and December 31, 2011, options to purchase 81,000 shares were outstanding and 519,000 shares were available for grant as options or restricted stock under the Plan.

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

The following table summarizes stock option and restricted stock grant activity from January 1, 2012 through March 31, 2012:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance at December 31, 2011	523,100	1,461,450	$3.87	6.46

Options expired *	—	(20,000)	$16.23
Options forfeited *	3,050	(3,050)	$2.63

Balance at March 31, 2012	526,150	1,438,400	$3.70	6.30

Options exercisable at March 31, 2012	—	973,623	$4.00	5.55

*	Options expired and forfeited are included in the shares available for grant, but do not include options that had expired or were forfeited during 2012 under terminated plans.

There were no options granted during the three months ended March 31, 2012. The weighted-average grant date fair value of options granted during the three months ended March 31, 2011 was $4.82. There were no options exercised in the three month period ended March 31, 2012. The total intrinsic value of options exercised in the three months ended March 31, 2011 was less than $1,200. The aggregate intrinsic value of options fully vested at March 31, 2012 was $571,000. The aggregate intrinsic value of options outstanding at March 31, 2012 and expected to vest was $1.0 million.

As of March 31, 2012, there was $497,000 of unrecognized compensation cost related to non-vested options that is expected to be recognized over a weighted average period of 2.0 years. The total fair value of options and restricted stock vested during the three months ended March 31, 2012 and 2011 was $126,000 and $167,000.

The Company consistently used a binomial model for estimating the fair value of options granted prior to July 1, 2011. As noted above, as of July 1, 2011, the Company converted to a new equity compensation administration and reporting software platform and converted to the Black-Scholes valuation model from a binomial (Lattice) model. The Company used historical data to estimate the option exercise and employee departure behavior used in the valuation models. The expected term of options granted is derived from the output of the option pricing model used and represents the period of time that options granted are expected to be outstanding. The risk-free rates are based on the U.S. Treasury stripped coupon interest in effect at the date of grant based on the expected term of the option granted.

Following are the weighted-average and range assumptions, where applicable, used for options granted during each respective period:

	Three Months Ended
	March 31, 2012	March 31, 2011
	(Binomial/Black-Scholes)

Expected dividend yield	0.0%	0.0%
Risk-free interest rate	0.48 to 1.67%	1.10 to 3.55%
Weighted-average expected volatility	98.0%	102.2%
Expected term	2.84 to 7.32 years	2.47 to 9.00 years
Respective service period	3-5 years	3-5 years

Restricted Stock Awards

In February 2011, the Company granted 17,000 shares of restricted stock to a key employee pursuant to the 2004 Stock Compensation Plan. The shares vest ratably over five years. There were no shares of restricted stock granted during the three months ended March 31, 2012.

The Company recorded $5,000 and $7,000, in compensation expense related to the restricted stock that vested during the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and December 31, 2011, there was $78,000 and $83,000, respectively, of total unrecognized compensation cost related to restricted stock awards granted under the 2004 Stock Compensation Plan, which is expected to be recognized over a period of 3.83 years and 4.08 years, respectively.

NOTE C – INCOME TAX

ASC Topic 740, Income Taxes, requires a valuation allowance to reduce reported deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, allowances of $3.9 million and $2.8 million, were recorded as of March 31, 2012 and December 31, 2011, respectively, to reduce the deferred tax assets to the amount that will more likely than not be realized.

NOTE D – NOTES PAYABLE

On August 4, 2011, the Company entered into a $28.7 million Credit Facility with its existing lender, which amended its $24.3 million credit facility that was set to mature on August 7, 2011. The Credit Facility includes a $3.7 million term loan on its Tampa headquarters, and a revolving loan of up to $25.0 million for working capital, letters of credit, capital expenditures and other purposes. Actual amounts available under the revolving loan are determined by a defined borrowing base calculation. As a result of the borrowing base calculation as of March 31, 2012, the Company had $17.8 million available for advances, of which the Company had used $13.5 million of the revolving loan. The Company had $9.5 million and $9.3 million of outstanding advances from the revolving loan, $3.8 million and $3.8 million of availability for letters of credit to support the Company’s future raw materials purchases and self-insurance policies, and $0.2 million and $0.1 million maintained as a required reserve as of March 31, 2012 and December 31, 2011, respectively. As a result, at March 31, 2012, the Company had excess availability of $4.3 million. As of March 31, 2012 and December 31, 2011, the Company had $3.5 million and $3.6 million, respectively, outstanding on the term loan, which is classified as a mortgage payable, and amortizes based on a 20-year schedule. The Credit Facility matures on August 4, 2016.

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

As of December 31, 2011, the Company did not comply with the required fixed charge coverage ratio under the Credit Facility. On February 28, 2012, the Company entered into an amendment to the Credit Facility with its lender, under which the Company’s lender waived this default. Prior to the default, the interest rate on the revolving and term loans varied between 50 and 250 basis points over the Base Rate (as defined in the Credit Facility) or LIBOR depending on the level of the fixed charge coverage ratio. The type of interest rate is an election the Company periodically makes. Under the amendment to the Credit Facility, the interest rate on the revolving and term loans increased to between 250 and 450 basis points over the Base Rate or LIBOR depending on the level of the fixed charge coverage ratio, which represents a 200 basis point increase. As of March 31, 2012, $7.5 million of the outstanding revolving loan was based on LIBOR plus 4.50% (4.75% as of March 31, 2012) and the remaining outstanding revolving loan balance of approximately $2.0 million was at the Prime Rate plus 3.00% (6.25% at March 31, 2012). As of March 31, 2012, $3.5 million of the outstanding term loan was based on LIBOR plus 4.50% (4.75% as of March 31, 2012) and the remaining outstanding term loan balance of approximately $12,000 was at the Prime Rate plus 3.00% (6.25% at March 31, 2012).

As part of the amendment to the Credit Facility, the Company’s fixed charge coverage ratio was not tested on January 31, 2012 or February 29, 2012 and the Company was required to maintain a minimum excess availability of not less than $2.5 million during the period February 1, 2012 through and including five business days following the Company’s lender’s receipt of required monthly compliance information from the Company for the period ending March 31, 2012. On May 4, 2012, the Company’s lender amended the Credit Facility whereby, the Company’s fixed charge coverage ratio will not be tested on March 31, 2012, April 30, 2012 or May 31, 2012 and the Company is required to maintain a minimum excess availability of not less than $2.5 million through and including five business days following the Company’s lender’s receipt of the required monthly compliance information for the period ending June 30, 2012.

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

NOTE F – LOSS PER SHARE

The following table sets forth the Company’s computation of basic and diluted income (loss) per share:

	Three Months Ended
	March 31, 2012	March 31, 2011
	(In thousands, except per share data) (unaudited)
Basic
Numerator:
Net Loss	$(502)	$(490)

Denominator:
Weighted average shares outstanding	6,488	6,460

Loss per basic common share	$(0.08)	$(0.08)

Diluted
Numerator:
Net Loss	$(502)	$(490)

Denominator:
Weighted average shares outstanding	6,488	6,460
Effect of dilutive securities – employee stock options	—	—

	6,488	6,460

Loss per diluted common share	$(0.08)	$(0.08)

Options to purchase 859,940 and 276,963 shares of common stock outstanding during the three months ended March 31, 2012 and 2011, respectively, were not included in the computation of diluted earnings per common share, because the assumed proceeds per share were greater than the average market price, and therefore, were anti-dilutive. The dilutive effect of 185,334 and 1,149,547 options with assumed proceeds per share less than the average market price were not included for the three months ended March 31, 2012 and 2011 respectively, because the effect would be anti-dilutive to the Company’s loss per share for the periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read with our financial statements and the notes thereto included elsewhere in this report. This discussion and analysis contains trend analysis and might contain forward-looking statements. These statements are based on current expectations, and actual results might differ materially. Among the factors that could cause actual results to vary are those described in “Critical Accounting Policies” and “Risk Factors” included in this report. The accompanying Management’s Discussion and Analysis should be read in conjunction with the Management’s Discussion and Analysis included in the Company’s Form 10-K for the year ended December 31, 2011, filed with the SEC. We do not undertake to update our forward-looking statements.

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

In November 2008, we signed a five-year Supply and Co-Marketing Agreement (the “Co-Marketing Agreement”) with Cardinal Health 200, Inc. (“Cardinal”), an affiliate of Cardinal Health, Inc. As a result of the agreement, we appointed Cardinal as our exclusive provider of disposable surgical products. We jointly market an environmentally friendly combined reusable pack (produced by us) and disposable surgical pack (produced by Cardinal) called the Hybrid Preference PackTM. The Co-Marketing Agreement gives us an opportunity to focus on our core strengths: reusable surgical products, instrumentation and management of central sterilization and supply chain activities. The Co-Marketing Agreement gives our environmentally friendly solution greater reach and visibility throughout the healthcare market and combines the strengths of two organizations that are market leaders in their segments for a more efficient and effective delivery of healthcare solutions. We amended and restated the Co-Marketing Agreement in February 2010 to provide, among other things, that we purchase from Cardinal the disposable component products included in the Hybrid Preference Packs, instead of receiving them on a consignment basis. The change in the arrangement for disposable component products contributed less than $25,000 of the $355,000 increase in our gross margins for the three months ended March 31, 2012 when compared to the same period in the prior year.

Most of our surgical instrument supply arrangements with customers use instruments owned by Aesculap, Inc. (“Aesculap”), which receives an agreed upon fee for each procedure based on the number and kinds of procedures performed with its instruments and the number and combination of instruments used for each procedure. This arrangement allows us to limit our cost of capital for instrument programs. In addition to the Aesculap-owned instruments, we purchase surgical instruments from other vendors to service customers who have requirements that Aesculap cannot fulfill. We expect our instrument inventory will continue to grow to accommodate growth in our instrument business. We estimate that our expenditures in 2012 for purchases of instruments will be approximately $1.0 million.

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

Our profitability is primarily determined by our revenues, the efficiency with which we deliver products and services to customers, and our ability to control our costs. Although our revenues decreased for the three months ended March 31, 2012 as compared to the same period in the prior year, our gross profit increased and our net loss remained essentially unchanged when compared to the same period in the prior year. There were 64 billing days during the first quarter of 2012 as compared to 65 billing days during the first quarter of 2011. The change in the number of billing days negatively impacted our revenues, gross profit and net loss. Additionally, we continue to experience increases in towels and fuel costs attributable to increased usage as well as increased commodity prices for fuel. These increases, as well as the reduction in the number of billing days, have had a significant impact on our gross margin and net loss for the three month period ended March 31, 2012.

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

During 2010, W.L. Gore and Associates (“Gore”), the supplier of the barrier fabric used in our Level III and Level IV surgical gowns and our Level IV drapes, notified us that it intends to exit the medical fabrics market in a timed, phased manner. Gore gave its customers the option to make advance purchases of fabric to bridge the process of transitioning to another supplier. We are making substantial purchases of fabric of approximately $7.2 million pursuant to this program, as further described below under “Liquidity and Capital Resources”. As of March 31, 2012, we have purchased $1.4 million of raw material barrier fabric from Gore. As a result of Gore’s exit from the medical fabrics market, we are in the process of identifying, evaluating, and engaging a new supplier of barrier fabric to replace Gore. See “Risk Factors – We rely on key suppliers” for additional information.

We incurred expenses in connection with our exploration of strategic alternatives in the first quarter of 2012 of approximately $158,000, and we expect to incur additional such expenses in the second quarter of 2012.

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

Health Insurance Reserves. We offer employee benefit programs including health insurance to eligible employees. We currently retain a liability up to $125,000 annually, which increased from $110,000 annually in 2011, for each plan member. Our current policy has an estimated annual aggregate liability limit of $4.5 million, which increased from approximately $3.1 million in 2011. We accrue health insurance costs using estimates to approximate the liability for reported claims and claims incurred but not reported. Using different estimates or assumptions could produce different reserve balances. If actual claims results exceed our estimates, our health insurance reserve would increase, which could adversely affect our results of operations.

Workers’ Compensation Insurance Reserve. Our workers’ compensation insurance program is a large dollar deductible, self-funded plan. We currently retain a liability of $250,000 for each claim occurrence. Our current policy has an annual aggregate liability limit of $1.6 million. We base our reserve on historical claims experience and reported claims. We accrue workers’ compensation insurance costs using estimates to approximate the liability for reported claims and claims incurred but not reported. We review this reserve quarterly. If actual claims differ from our estimates, the reserve would increase or decrease accordingly, which could adversely affect our results of operations.

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

Results of Operations

We operate on a 52-53 week fiscal year ending the Sunday nearest December 31. The unaudited financial statements are reflected as of March 31, 2012 and 2011 for presentation purposes only. The actual end of each period was April 1, 2012 and April 3, 2011, respectively. There are 13 weeks included for each of the three month periods ended March 31, 2012 and 2012, respectively.

The following table sets forth for the periods shown the percentage of revenues represented by certain items reflected in our statements of operations:

	Three Months Ended March 31,
	2012	2011
Revenues	100.0%	100.0%
Cost of revenues	76.9	78.4

Gross profit	23.1	21.6

Distribution expenses	8.7	7.8
Selling and administrative expenses	15.8	15.3

Loss from operations	(1.4)	(1.5)

Interest expense	0.7	0.6
Other income	(0.3)	(0.3)

Loss before income taxes	(1.8)	(1.7)

Income tax expense	0.1	0.1

Net income (loss)	(1.9)%	(1.8)%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues. Revenues decreased $265,000, or 1.0%, to $27.1 million for the three months ended March 31, 2012 compared to $27.3 million for the three months ended March 31, 2011.

We operate on a 52-53 week fiscal year. As such, each quarter reflects either 13 or 14 operating weeks. Those weeks break down into days we are operating, which vary between quarters after taking into account company holidays. As a result, a key metric we utilize to run our business is our average daily revenues. During the three months ended March 31, 2012 and 2011, there were 64 billing days and 65 billing days in each period, respectively. For those same periods in 2012 and 2011, our average daily revenues were $423,000 and $420,000, respectively. The increase in our average daily revenues for the three and months ended March 31, 2012 when compared to the three months ended March 31, 2011 is primarily related to the overall increase in our customer base, which has driven the increased sales of our reusable surgical product offering and Hybrid Preference Pack offering.

Gross Profit. Gross profit increased $355,000 for the three months ended March 31, 2012, as compared to the same period in the prior year. As a percentage of our revenues, our gross profit increased 1.5%. Our increased gross profit for the three months ended March 31, 2012 was primarily due to increased profitability of $289,000 in two customers as a result of a change in the services provided, as well as lower depreciation on owned instruments of $154,000, lower disposable material costs of $69,000, lower variable utilities of $57,000 and production labor efficiencies of $50,000. These items were partially offset by higher fixed costs of $161,000, to support the growth in revenue, higher amortization of our reusable surgical products of $74,000 primarily due to increased product loss and higher towel costs of $67,000 attributable to increased volume.

Distribution Expenses. Distribution expenses for the three months ended March 31, 2012 increased $227,000 to $2.4 million (8.7% of revenues), compared to $2.1 million (7.8% of revenues) for the three months ended March 31, 2011 due to an increase in payroll related costs of $105,000, as a result of the growth in the business, and increased fuel costs of $90,000, which is primarily related to the increase in the price of diesel fuel.

Selling and Administrative Expenses. Selling and administrative expenses increased $120,000, or 2.9%, to $4.3 million for the three months ended March 31, 2012 compared to $4.2 million for the same period in the prior year primarily due to an increase in legal costs of $158,000 related to our strategic alternatives process, an increase in professional fees of $68,000 primarily related to tax, compliance and investor relations services and increased travel costs of $29,000. These items were partially offset by lower payroll related costs of $121,000, primarily due to lower headcount and lower Group Purchasing Organization (“GPO”)-related marketing and administrative fees of $30,000.

Interest Expense. Interest expense for the three months ended March 31, 2012 was $182,000 compared to $165,000 for the three months ended March 31, 2012. The increase for the three months ended March 31, 2012 is due to higher average outstanding balances.

Other Income. Other income was $90,000 for the three months ended March 31, 2012, essentially unchanged for the same period in the prior year. Other income is primarily rental income from an agreement we entered into in March 2007 to lease a portion of our corporate headquarters to a third party under the terms of a non-cancelable operating lease. This lease expired in March 2012 and was not renewed.

Income Tax Expense. Our effective tax rate is based on expected income and statutory tax rates in the various jurisdictions in which we operate and the need for valuation allowance adjustments. Income taxes are a function of our loss before income tax and effective tax rate, including the effects of deferred tax asset valuation allowances. The effective tax rate for the three months ended March 31, 2012 and March 31, 2011 was (4.0)% in both periods. Our effective tax rate may increase or decrease during the remainder of 2012 depending upon actual results of operations.

Liquidity and Capital Resources

Our principal sources of capital have been cash flows from operations and borrowings under our revolving credit facility. As of March 31, 2012, we had approximately $1.2 million in cash and cash equivalents compared to approximately $1.9 million as of December 31, 2011. In addition, as of March 31, 2012, we had $4.3 million available under our credit facility, after accounting for amounts outstanding under the credit facility, certain letters of credit principally associated with our future raw materials purchases and self-insurance policies and a general reserve. On August 4, 2011, we entered into a new long-term credit facility with our current lender as discussed under the heading “Credit Facility” below. Although it is difficult for us to predict our future liquidity needs with certainty, our continued access to a credit facility is an essential requirement for our continued operations.

Net cash provided by operating activities was $1.0 million for each of the three months ended March 31, 2012 and 2011. Net cash from operations during the three months ended March 31, 2012 was primarily related to depreciation and amortization expense of $2.1 million, provision for reusable surgical product and shrinkage of $368,000 and stock-based compensation expense of $126,000, which was partially offset by an increase in inventories of $751,000, a decrease in accounts payable of $104,000, an increase in prepaid expenses and other assets of $103,000 and our net loss of $502,000.

Net cash used in investing activities during the three months ended March 31, 2012 was $1.8 million compared to $2.8 million for the three months ended March 31, 2011. Cash used in investing activities during the three months ended March 31, 2012 is related to purchases of property, plant and equipment, and reusable surgical products. We estimate that our expenditures in 2012 for property, plant and equipment will be approximately $2.0 million compared to 2011 expenditures of $1.8 million. Our expenditures in 2012 for reusable surgical products will be approximately $6.5 million, an amount that may fluctuate depending on the growth of our business, compared to 2011 expenditures of $8.2 million. We expect instrument revenues will continue to grow and, as a result, we expect our instrument inventory will continue to grow. We estimate that our expenditures in 2012 for instrument inventory will be approximately $1.0, compared to 2011 expenditures of $531,000.

As noted under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as a result of Gore’s intent to exit the medical fabrics market, we will purchase approximately $7.2 million of fabric to bridge the process of transitioning to another supplier. We intend to finance through our credit facility. As of March 31, 2012, we have purchased $1.4 million of raw material barrier fabric from Gore. We expect to take receipt of the remaining $5.8 million of raw material barrier fabric in the second quarter of 2012.

Net cash provided by financing activities for the three months ended March 21, 2012 was $153,000 compared to net cash provided by financing activities of $1.1 million for the three months ended March 31, 2011. Cash provided by financing activities was primarily a result of the timing of advances and repayments under our credit facility.

Credit Facility

On August 4, 2011, we entered into a $28.7 million Credit Facility with our existing lender, which amended our $24.3 million credit facility that was set to mature on August 7, 2011. The Credit Facility includes a $3.7 million term loan on our Tampa headquarters, and a revolving loan of up to $25.0 million for working capital, letters of credit, capital expenditures and other purposes. Actual amounts available under the revolving loan are determined by a defined borrowing base calculation. As a result of the borrowing base calculation as of March 31, 2012, we had $17.8 million available for advances, of which we had used $13.5 million of the revolving loan. We had $9.5 million and $9.3 million of outstanding advances from the revolving loan, $3.8 million and $3.8 million of availability for letters of credit to support our future raw materials purchases and self-insurance policies, and $0.2 million and $0.1 million maintained as a required reserve as of March 31, 2012 and December 31, 2011, respectively. As a result, at March 31, 2012, we had excess availability of $4.3 million. As of March 31, 2012 and December 31, 2011, we had $3.5 million and $3.6 million, respectively, outstanding on the term loan, which is classified as a mortgage payable, and amortizes based on a 20-year schedule. The Credit Facility matures on August 4, 2016.

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

As of December 31, 2011, we were not in compliance with the required fixed charge coverage ratio under the Credit Facility. On February 28, 2012, we entered into an amendment to the Credit Facility with our lender, under which our lender waived this default. Prior to the default, the interest rate on the revolving and term loans varied between 50 and 250 basis points over the Base Rate (as defined in the Credit Facility) or LIBOR depending on the level of the fixed charge coverage ratio. The type of interest rate is an election we periodically make. Under the amendment to the Credit Facility, the interest rate on the revolving and term loans increased to between 250 and 450 basis points over the Base Rate or LIBOR depending on the level of the fixed charge coverage ratio, which represents a 200 basis point increase. As of March 31, 2012, $7.5 million of the outstanding revolving loan was based on LIBOR plus 4.50% (4.75% as of March 31, 2012) and the remaining outstanding revolving loan balance of approximately $2.0 million was at the Prime Rate plus 3.00% (6.25% at March 31, 2012). As of March 31, 2012, $3.5 million of the outstanding term loan was based on LIBOR plus 4.50% (4.75% as of March 31, 2012) and the remaining outstanding term loan balance of approximately $12,000 was at the Prime Rate plus 3.00% (6.25% at March 31, 2012).

As part of the amendment to the Credit Facility, the fixed charge coverage ratio was not tested on January 31, 2012 or February 29, 2012 and we were required to maintain a minimum excess availability of not less than $2.5 million during the period February 1, 2012 through and including five business days following the lender’s receipt of required monthly compliance information for the period ending March 31, 2012. On May 4, 2012, our lender amended the Credit Facility, whereby our fixed charge coverage ratio will not be tested on March 31, 2012, April 30, 2012 or May 31, 2012 and we are required to maintain a minimum excess availability of not less than $2.5 million through and including five business days following the lender’s receipt of the required monthly compliance information for the period ending June 30, 2012. There is no assurance that our lender will waive or amend the Credit Facility if future defaults occur. (See Risk Factors – “We may need additional capital in the future, which might not be available.” for additional information).

The Credit Facility includes typical provisions restricting us from paying dividends, incurring additional debt, making loans and investments, encumbering its assets, entering into a new business, or entering into certain merger, consolidation, or liquidation transactions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our principal exposure to market risk is change in interest rates under our various debt instruments and borrowings. The outstanding balance under our revolving credit facility was approximately $9.5 million as of March 31, 2012. Our interest rate on the revolving loan varies between 250 and 450 basis points over the Base Rate (as defined in the credit facility) or LIBOR depending on the level of fixed charge coverage ratio. As of March 31, 2012, $7.5 million of the outstanding revolving loan was based on LIBOR plus 4.50% (4.75% as of March 31, 2012) and the remaining outstanding revolving loan balance of approximately $2.0 million was at the Prime Rate plus 3.00% (6.25% at March 31, 2012). We are subject to changes in our interest rate on this facility based on fluctuations in interest rates. Assuming an outstanding balance on this facility of $9.5 million, if the Prime and LIBOR Rates increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $24,000 per quarter.

The outstanding balance under the term loan portion of the Credit Facility was approximately $3.5 million as of March 31, 2012. Interest on the term loan varies between 250 and 450 basis points over the Base Rate (as defined in the credit facility) or LIBOR depending on the level of fixed charge coverage ratio. We periodically elect the type of interest rate for this loan. As of March 31, 2012, $3.5 million of the outstanding term loan was based on LIBOR plus 4.50% (4.75% as of March 31, 20112) and the remaining outstanding term loan balance of approximately $12,000 was at the Prime Rate plus 3.00% (6.25% at March 31, 2012). Assuming an outstanding balance of this facility of $3.5 million, if the Prime and LIBOR Rates increase (decrease) by 100 basis points, our interest payments would increase (decrease) by $9,000 per quarter.

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

We are party to a credit facility (“the Credit Facility”) with Bank of America, N.A., which requires us to maintain minimum fixed charge coverage and maximum funded debt to EBITDA ratio covenants. As of December 31, 2011, we were not in compliance with the required fixed charge coverage ratio under the Credit Facility. Our lender amended the Credit Facility and waived this default through February 29, 2012. On May 4, 2012, our lender again amended the Credit Facility. There can be no assurance that our lender will waive or amend the Credit Facility if future defaults occur. A default under the Credit Facility could have a material adverse effect on our business, financial condition and results of operations. See Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility”.

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

As disclosed under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Gore, our supplier of the barrier fabric that we use in our Level III and Level IV surgical gowns and our Level IV drapes, notified us that is exiting the medical fabrics market. We are making significant advance purchases of fabric of approximately $7.2 million to bridge the process of transitioning to another supplier. We are currently in the process of identifying, evaluating, and engaging new suppliers. Any failure by us to make adequate advance purchases of barrier fabric from Gore or to engage a new supplier of barrier fabric that meets our requirements in a timely manner could materially adversely affect us. There is no assurance that we will be able to develop a replacement product in a timely manner. If we were unable to develop a replacement product, this would have a material adverse impact on our results of operations.

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

The loss of a significant customer or purchasing organization could adversely affect our operating results. During the three months ended March 31, 2012, hospitals belonging to three group purchasing organizations (“GPOs”), Novation, LLC, HealthTrust Purchasing Group, L.P. and MedAssets, Inc., accounted for approximately 57% of our sales. No single healthcare provider accounts for more than 8% of our sales. Our business with these GPOs is pursuant to short-term agreements, which are subject to renewal from time to time through competitive processes. Although each GPO member hospital currently makes its purchasing decisions on an individual basis, the loss of a substantial portion of the GPO hospitals’ business would adversely affect our revenues and results of operations.

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

We may incur significant costs related to self-insurance retention levels we maintain associated with our employee benefits and workers’ compensation programs. We currently retain a liability up to $125,000 annually for each medical insurance plan member up to an estimated annual aggregate liability limit of $4.5 million. We are insured currently for aggregate claims of $1.0 million in excess of this amount, and retain liability for additional excess claims. Also, we currently retain the first $250,000 of each workers’ compensation claim incurred. If the number of claims or their severity increases, this could have a material adverse effect on our financial position and results of operations.

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

Our stock price has fluctuated and might continue to be volatile. During the 12-month period ended March 31, 2012, the sale price of our common stock on the NASDAQ Stock Market System ranged from $2.65 to $5.26. Our common stock price may continue to be volatile in the future.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to matters that arise in the ordinary course of our business, none of which we expect to be material.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed by the Company on May 15, 1996).

3.2	Articles of Amendment to Restated Articles of Incorporation, dated as of August 31, 1998, of the Company (for Series A Preferred Stock) (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by the Company on September 9, 1998).

3.3	Second Articles of Amendment to Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on November 5, 2010).

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K for the 2006 year filed by the Company on March 23, 2007).

10.1	Amendment No. 1 to Amended and Restated Loan and Security Agreement dated February 28, 2012 between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 2, 2012).

10.2	Amendment No. 2 to Amended and Restated Loan and Security Agreement dated May 4, 2012 between the Company and Bank of America, N.A.

31.1	Certification by the Chief Executive Officer (CEO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Controller and Vice President and Chief Financial Officer (CFO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the CEO of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

32.2	Certification by the Controller and Vice President and Chief Financial Officer (CFO) of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

Exhibit 101.1 Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculated Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Restated Articles of Incorporation of the Company (incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on May 15, 1996).

3.2	Articles of Amendment to Restated Articles of Incorporation, dated as of August 31, 1998, of the Company (for Series A Preferred Stock) (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by the Company on September 9, 1998).

3.3	Second Articles of Amendment to Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on November 5, 2010).

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to the Annual Report on Form 10-K for 2006 filed by the Registration on March 23, 2007).

10.1	Amendment No. 1 to Amended and Restated Loan and Security Agreement dated February 28, 2012 between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 2, 2012).

10.2	Amendment No. 2 to Amended and Restated Loan and Security Agreement dated May 4, 2012 between the Company and Bank of America, N.A.

31.1	Certification by the Chief Executive Officer (CEO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Controller and Vice President and Chief Financial Officer (CFO) of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

32.2	Certification by the Controller and Vice President and Chief Financial Officer (CFO) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Not deemed to be “filed” with the Securities and Exchange Commission).

Exhibit 101.1 Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculated Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRI/SURGICAL EXPRESS, INC.

Date: May 7, 2012	By:	/s/ Mark R. Faris
Vice President & Chief Financial Officer